Form 10QSB
period 2006-06-30
Cardinal Ethanol LLC
filed 2006-08-14
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from            to          .
Commission file number 333-128902
CARDINAL ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Indiana	20-2327916
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2 OMCO Square, Suite 201, Winchester, IN 47394
(Address of principal executive offices)
(765) 584-2209
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 30, 2006 there were 568 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

PART I. FINANCIAL INFORMATION
Item I. Financial Statements.
CARDINAL ETHANOL, LLC
(A Development Stage Company)
Balance Sheet

June 30,
ASSETS	2006

(Unaudited)

Current Assets
Cash and cash equivalents	$866,271
Grant receivable	100,000
Interest receivable	7,307
Prepaid expenses	10,161

Total current assets	983,739

Property and Equipment
Office equipment	16,197
Less accumulated depreciation	(1,471)

Net property and equipment	14,726

Other Assets
Deferred offering costs	309,180
Land options	26,800

Total other assets	335,980

Total Assets	$1,334,445

June 30,
LIABILITIES AND EQUITY	2006

(Unaudited)

Current Liabilities
Accounts payable	$173,358
Accrued expenses	2,301

Total current liabilities	175,659

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 568 units outstanding at June 30, 2006.	1,335,348
Deficit accumulated during development stage	(176,562)

Total members’ equity	1,158,786

Total Liabilities and Members’ Equity	$1,334,445

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	June 30,	June 30,	(February 7, 2005)
	2006	2005	to June 30, 2006

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	76,012	10,912	173,903
General and administrative	76,791	3,459	132,703

Total	152,803	14,371	306,606

Operating Loss	(152,803)	(14,371)	(306,606)

Other Income (Expense)
Grant income	36,301	—	100,000
Interest income	11,406	—	28,755
Dividend income	—	636	2,001
Gain (loss) on sale of investments	—	483	(712)

Total	47,707	1,119	130,044

Net Loss	$(105,096)	$(13,252)	$(176,562)

Weighted Average Units Outstanding	568	72	271

Net Loss Per Unit	$(185.03)	$(184.06)	$(651.52)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2006	2005

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	138,581	12,307
General and administrative	122,554	6,484

Total	261,135	18,791

Operating Loss	(261,135)	(18,791)

Other Income (Expense)
Grant income	100,000	—
Interest income	28,755	—
Dividend income	514	636
Gain (loss) on sale of investments	(810)	483

Total	128,459	1,119

Net Loss	$(132,676)	$(17,672)

Weighted Average Units Outstanding	446	65

Net Loss Per Unit	$(297.48)	$(271.88)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Cash Flows

	Nine Months Ended	Nine Months Ended	From Inception
	June 30,	June 30.	(February 7, 2005)
	2000	2005	to June 30, 2006

	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(132,676)	$(17,672)	$(176,562)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,392	—	1,471
(Gain) loss on sale of investments	810	(483)	712
Grant income	(100,000)	—	(100,000)
Change in assets and liabilities:
Interest receivable	(7,307)	—	(7,307)
Prepaid expenses	3,565	(23,948)	(10,161)
Accounts payable	25,855	8,930	47,362
Accrued expenses	1,926	—	2,301

Net cash used in operating activities	(206,435)	(33,173)	(242,184)

Cash Flows from Investing Activities
Capital expenditures	(12,101)	—	(16,197)
Payments for land options	(26,800)	—	(26,800)
Proceeds from (purchases of) investments, net	65,763	(75,636)	(712)

Net cash provided by (used in) investing activities	26,862	(75,636)	(43,709)

Cash Flows from Financing Activities
Payments for deferred offering costs	(174,799)	—	(183,184)
Costs related to capital contributions	(24,652)	—	(24,652)
Member contributions	1,240,000	120,000	1,360,000

Net cash provided by financing activities	1,040,549	120,000	1,152,164

Net Increase in Cash and Cash Equivalents	860,976	11,191	866,271

Cash and Cash Equivalents — Beginning of Period	5,295	—	—

Cash and Cash Equivalents- End of Period	$866,271	$11,191	$866,271

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs included in accounts payable	$125,996	$—	$125,996

Notes to Financial Statements arc an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006 (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2005, contained in the Company’s Registration Statement on Form SB-2.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Winchester, Indiana. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion during the summer of 2008. As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
Fiscal Reporting Period
The Company has adopted a fiscal year ending September 30 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that financing will not be successful, causing these estimates to change in the near term.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include certificates of deposit.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Investments
The Company classifies the investment as available-for-sale and records it at fair market value, which approximates cost. The investment totaled $0 and $76,119 at June 30, 2006 and 2005, respectively. Realized gains and losses, determined using the average cost method, are included in

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006 (Unaudited)
earnings; unrealized holding gains and losses are accounted for under the average cost method and are reported as a separate component of members’ equity.
During the first nine months of fiscal year 2006, the Company received $66,216 in proceeds and made payments of $453 for investment purchases. The Company recorded a realized loss of $810 for the first nine months of fiscal year 2006.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At the time that the issuance of new equity occurs, these costs are netted against the proceeds received; or if the financing does not occur, they are expensed. The private placement memorandum offering was closed on December 7, 2005 and deferred offering costs totaling $24,652 were netted against the related equity raised.
Grants
The Company recognizes grant proceeds as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of incremental expenses (expenses the Company otherwise would not have incurred had it not been for the grant), the grant proceeds are recognized as a reduction of the related expense. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.
Income Taxes
Cardinal Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and investments approximates their fair value. The Company estimates that the fair value of all financial instruments at June 30, 2006 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on February 7, 2005 to have a perpetual life. The Company was initially capitalized by 12 management committee members who contributed an aggregate of $120,000 for 72 membership units.
The Company was further capitalized by current and additional members, contributing an aggregate of $1,240,000 for 496 units. These additional contributions were pursuant to a private placement memorandum in which the

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006 (Unaudited)
Company offered a maximum of 600 units of securities at a cost of $2,500 per unit for a maximum of $1,500,000. Each investor was required to purchase a minimum of 16 units for a minimum investment of $40,000. This offering was closed and the units were authorized to be issued on December 7, 2005.
The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.
3. MEMBERS’ EQUITY
The Company has filed a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC). The Offering is for a minimum of 9,000 membership units and up to 16,400 membership units for sale at $5,000 per unit for a minimum of $45,000,000 and a maximum of $82,000,000. The registration became effective June 12, 2006. As of August 10, 2006, the Company had received subscriptions for 6,842 units for a total of $34,210,000.
4. COMMITMENTS AND CONTINGENCIES
Letter of Intent for Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $150,500,000. The Company anticipates funding the development of the ethanol plant by raising additional equity of approximately $45,000,000 to $82,000,000 and securing debt financing, grants, and other incentives of approximately $67,140,000 to $104,140,000. The amount of debt financing needed depends on the amount of equity raised in the Offering. Currently, the Company has signed a letter of intent with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $106,000,000. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the facility have been agreed upon, a specific site or sites have been determined and agreed upon, and at least 10% of the necessary equity has been raised. Further, the letter of intent terminates at December 31, 2008 unless financing for the facility has been secured. Either of the termination dates may be extended upon mutual written agreement. If the Construction Cost Index “CCI” (as defined in the letter of intent) for the month notice to proceed with the project is given has increased over the CCI for September 2005, the contract price will be increased by an equal percentage amount. Due to the increase in the CCI, at June 30, 2006 the estimated contract price increase is approximately $2,238,000 more than the price stipulated to in the letter of intent. This and future estimated increases have been provided for in the total project cost of $150,500,000.
Although the Company has not yet entered into a design-build agreement, in December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an entity related to that with which the Company has a signed letter of intent as described above. In exchange for the performance of certain engineering and design services, the Company has agreed to pay $92,500, which will be credited against the total design build cost. The Company will also be required to pay certain reimbursable expenses per the agreement.
Office Lease
In August 2005, the Company entered into a one year operating lease for office space. The agreed upon rent for the entire term of the lease shall not exceed $7,200, payable in equal consecutive monthly installments of $600. The Company has the option to renew this lease on a month to month basis with the same terms and conditions of the original agreement.
Feasibility Commitment
Randolph Economic Development Corporation paid approximately $34,700 for a feasibility study on the Company. The Board of Directors of the Company have committed to repay the Randolph Economic Development Corporation

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006 (Unaudited)
for expenses incurred related to the feasibility study if the Company chooses to build the ethanol plant outside Randolph County, Indiana.
Land options
The Company is considering several locations to construct the ethanol plant in east central Indiana. The Company has secured land options on potential sites in Jay County, Indiana and Randolph County, Indiana as described below.
In December 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 133 acres of land in Jay County, Indiana, for $7,700 per surveyed acre. The Company paid $5,000 for this option. The initial option extends until July 1, 2006, but the Company has the right to extend the option every six months to July 1, 2008 for an additional payment of $5,000 for each six-month extension. The option may be exercised by giving written notice and payment of $25,000 in earnest money. All option payments will be applied to the purchase price of the land. If the Company does not exercise this option the seller will retain all option payments. This option was extended until January 1, 2007 with an additional payment of $5,000.
In January 2006, the Company entered into an agreement with three unrelated parties to have the option to purchase three tracts of land adjacent to each other totaling approximately 216 acres in Randolph County, Indiana. Under the terms of the option agreement, the Company paid $1,500 to each party for an aggregate option price of $4,500 and has the option to purchase the land for $4,200 per surveyed acre plus $60,000 for the buildings located on tract 1. The option expires on January 30, 2007, unless the Company chooses to extend the option to January 30, 2008, for an additional payment of $1,500 to each party. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. If the Company does not exercise this option the sellers will retain all option payments.
In January 2006, the Company entered into an agreement with an unrelated party granting the option to purchase 5 acres of land in Randolph County, Indiana. Under the terms of the option agreement, the Company paid $1,500 for the option and has the option to purchase the land for $40,000. The option expires on January 30, 2007, unless the Company chooses to extend the option to January 30, 2008, for an additional payment of $1,500. This site is adjacent to the 216 acres under option as noted above.
In February 2006, the Company entered into an agreement with an unrelated party granting the option to purchase buildings and 1/2 acre on which the buildings reside in Jay County, Indiana. This property is adjacent to the 133 acres of land in Jay County, Indiana that the Company purchased an option on in December 2005. Under the terms of the option agreement, the Company paid $800 for this option and has the option to purchase the buildings and 1/2 acre for $75,000. The option expires on January 30, 2007, unless the Company chooses to extend the option to January 30, 2008, for an additional payment of $800. All option payments will be applied to the purchase price of the buildings and 1/2 acre. If the Company does not exercise this option the seller will retain all option payments.
In March 2006, the Company entered into an agreement with an unrelated party to have the option to purchase approximately 205 acres of land in Randolph County, Indiana until April 1, 2007. The Company is to pay $9,000 per surveyed acre except for a 2.5 acre building site which shall be an additional $100,000. The Company paid $5,000 for this option and can extend the option for two additional six month terms for an additional consideration of $2,500 for each six month term extension. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. If the Company does not exercise this option the seller will retain all option payments. The Company shall have the right to conduct inspections and investigations of the property. If these inspections and investigations result in crop damage, the Company will pay $350 per acre of beans and $425 per acre of corn damaged.
In May 2006, the Company entered into an agreement with an unrelated party to have the option to purchase approximately 87 acres of land in Randolph County, Indiana until April 1, 2007. This property is adjacent to the approximately 205 acres of land in Randolph County, Indiana that the Company purchased an option on in March 2006. The Company is to pay $9,000 per surveyed acre. The Company paid $5,000 for this option and can extend

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006 (Unaudited)
the option until October 1, 2007 for an additional consideration of $2,500 and until April 1, 2008 for an additional consideration of $5,000. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. If the Company does not exercise this option the seller will retain all option payments. The Company shall have the right to conduct inspections and investigations of the property. If these inspections and investigations result in crop damage, the Company will pay $350 per acre of beans and $425 per acre of corn damaged.
Grant
In December 2005, the Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $100,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was December 5, 2005. The funding period for the grant will conclude within one year of the date of the signed agreement, but no later than December 31, 2006. The grant funds and matching funds shall only be used for the purposes and activities related to equity raising, marketing, risk management, and operational plans. Grant revenue for the nine month period June 30, 2006 totaled $100,000 and is included in grant receivable.
Consulting Services
In December 2005, the Company entered into an agreement with an unrelated party for consulting and energy management services for supplies of natural gas and electricity for the plant. The fees for these services shall be $3,500 per month, plus pre-approved travel expenses. The agreement commences on January 1, 2006 and will continue until twelve months after the plant’s completion. The fees for the services will increase 4% per year on the anniversary date of the effective date of the agreement. The agreement will be month-to-month after the initial term. This agreement may be terminated by either party effective after the initial term upon sixty days prior written notice.
In March 2006, the Company entered into a consulting agreement for assistance in negotiating contracts and raising equity activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement. The Company is also required to pay $60,000 upon receipt of equity marketing materials, an additional $60,000 thirty days after receipt of the equity marketing materials and $15,000 at the date of financial close. The consulting company is to provide a representative to be physically present to provide technical assistance at the first equity meeting and shall continue to be available to be present as needed. The Company shall pay $300 per day, up to a maximum of $1,500 per week, for each day that consulting company personnel are physically present and on location. The Company shall also provide support services and reimburse the consulting company ordinary and necessary expenses up to $1,000 per week. The agreement may be terminated by the Company prior to receipt of equity marketing materials with payment to be made for services provided to date of termination. If the agreement is terminated after the date of receipt of equity marketing materials, the Company is required to make all payments required by the agreement.
In April 2006, the Company entered into a project development agreement with the chairman of the board of directors and president of the Company to serve as project coordinator in developing, financing, and constructing the plant. Under the terms of the agreement, the project coordinator duties will include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. The Company shall pay a one-time development fee of $100,000 at the time successful financing for the project is completed.
Rail Track Design
In January 2006, the Company entered into an agreement with an unrelated party to provide railroad track design services. The agreement includes site selection assistance, track engineering, bidding assistance and construction observation for $56,200 plus an additional fee of $1,950 for each site proposed.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview
     We are an Indiana limited liability company organized on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of constructing and operating a 100 million gallon dry mill corn-processing ethanol plant which is expected to be located near east central Indiana near Harrisville, Indiana in Randolph County. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 36 million bushels of corn and as much as 3,000,000 Million British Thermal Units (“MMBtu”) of natural gas per month and produce approximately 100 million gallons of fuel grade ethanol and 320,000 tons of distillers grains for animal feed each year.
     We estimate the total project will cost approximately $150,500,000. We have entered into a non-binding amended letter of intent with Fagen, Inc., for the design and construction of our proposed ethanol plant for a price of $105,997,000, exclusive of any change orders we may approve. In addition, our letter of intent with Fagen, Inc. provides for an upward adjustment of the construction price in an amount equal to the percentage increase in the Construction Cost Index published by Engineering News-Record Magazine (“CCI”) for the month in which we give a notice to proceed to Fagen, Inc. over the CCI published for September 2005. Therefore, the cost of our plant could be significantly higher than the $105,997,000 construction price in the letter of intent. Accordingly, we have budgeted $8,388,000 for our construction contingency to help offset higher construction costs; however, this may not be sufficient to offset increased costs. We anticipate entering into a definitive agreement with Fagen, Inc. for the design and construction services in exchange for a lump sum price equal to $105,997,000 plus any adjustment as set forth in our letter of intent when we have received the minimum amount of funds necessary to break escrow and have received a debt financing commitment sufficient to carry out our business plan.
     Except for the letter of intent with Fagen, Inc. and a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC for the performance of certain engineering and design services, we do not have any agreements with any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.
     We expect to capitalize our project using a combination of equity and debt to supplement the proceeds from our previous private placements. Through our previous private placements, we raised aggregate proceeds of $1,360,000 to fund our development, organizational and offering expenses. We then filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-131749), as amended, which became effective on June 12, 2006. We also registered these units with the state securities authorities in Florida, Georgia, Illinois, Indiana, Kentucky and Ohio. We plan to raise a minimum of $45,000,000 and a maximum of $82,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of August 10, 2006, we received subscriptions for approximately 6,842 units, for an aggregate amount of $34,210.000. However, we have not yet closed the offering, accepted any of the subscription agreements or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that the construction of the plant will be completed in the summer of 2008.
Plan of Operations to Start-Up of the Ethanol Plant
     We expect to spend at least the next 12 months focused on completion of project capitalization, site acquisition and development, and plant construction. We do not expect to complete construction and commence operations until the summer of 2008. We expect the funds raised in our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of our registered offering and execution of debt financing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Project Capitalization
     In the next fiscal quarter, our primary focus is expected to be on project capitalization. We expect to raise funds through our registered offering, collect the offering proceeds from investors, identify potential sources of debt financing and secure a written debt financing commitment from a senior lender.
     As of August 10, 2006, we received subscriptions for approximately 6,842 units from investors, for an aggregate amount of approximately $34,210,000. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $45,000,000. Our subscription procedures also require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $45,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
     A debt financing commitment obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount; the receipt of engineering and construction contracts acceptable to the lender; evidence of the issuance of all permits, acceptable insurance coverage and title commitment; the contribution of a specified amount of equity; and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us by our lender. We may not satisfy the loan commitment conditions before closing the offering, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions or closing the loan transaction because it is very likely that Fagen, Inc. and any lending institution would prohibit substantial plant construction activity until satisfaction of loan commitment conditions or loan closing. In the unlikely event that the loan commitment and Fagen, Inc. permit us to spend equity proceeds prior to closing the loan and obtaining loan proceeds, we may decide to spend equity proceeds on project development expenses, such as securing critical operating contracts or owner’s construction costs such as site development expenses.
     We have been approved for a Value-Added Producer Grant of $100,000 from the USDA, which is a matching grant to be used for start-up costs. If we build our plant in Harrisville, Indiana in Randolph County, we also expect to receive $250,000 in Economic Development Income Tax (EDIT) funds from Randolph County and $125,000 in EDIT funds from the Union City. However, we have not yet received any portion of these funds and there is no assurance that we will receive them in the future.

Site Acquisition and Development
     We expect to work on the acquisition and development of our plant site. We anticipate building our plant near Harrisville, Indiana, in Randolph County which is located in east central Indiana. We have options for the real estate which make up our primary site in Randolph County. We also have options for two alternate sites in the event it is later determined that our primary site is not suitable for any reason. Our secondary alternative site is approximately 14 miles from our primary site near Farmland, Indiana in Randolph County. Our third alternative site is approximately 31 miles from our primary site near Dunkirk, Indiana in Jay County. Our board of directors reserves the right to choose the location of the final plant site, in their sole discretion. We expect that we will not make a final determination as to the suitability of our primary site until after our registered offering is completed.
     Our Primary Plant Site. On March 22, 2006, we executed a real estate option agreement with Nelson E. Bateman, granting us an option to purchase approximately 205 acres of land near Harrisville, Indiana in Randolph County. We paid $5,000 for this option. Under the terms of the option agreement, we have the option to purchase the land for $9,000 per surveyed acre except for a 2.5 acre building site which shall be an additional $100,000. This option expires on April 1, 2007, however we may extend the option to October 1, 2007 for an additional payment of $2,500, and thereafter we may extend the option to April 1, 2008 for an additional payment of $5,000. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. On May 11, 2006, we executed a real estate option agreement with M.J.C.F. Farms, Inc., granting us an option to purchase approximately 87 acres adjacent to the 205-acre site. We paid $5,000 for the option and have the option to purchase the land for $9,000 per surveyed acre. This option expires on April 1, 2007, however, we may extend the option to October 1, 2007 for an additional payment of $2,500, and thereafter to April 1, 2008 for an additional payment of $5,000. If the option is exercised during the time permitted, all option consideration will be applied to the purchase price.
     Our Secondary Alternative Plant Site. On January 10, 2006, we executed a real estate option agreement with Timothy L. and Diana S. Cheesman, the Lydia E. Harris Trust, and the Mary Frances James Revocable Trust Agreement dated September 18, 2003, granting us an option to purchase 3 tracts of land near Farmland, Indiana in Randolph County totaling approximately 216 acres. Under the terms of the option agreement, we paid $1,500 to each party for an aggregate option price of $4,500 and have the option to purchase the land for $4,200 per surveyed acre plus $60,000 for the buildings located on tract 1. This option expires on January 30, 2007, unless we choose to extend the option to January 30, 2008, for an additional payment of $1,500 to each party. On January 11, 2006, we executed a real estate option agreement with Dale and Bonnie Bartels granting us an option to purchase 5 acres of land adjacent to the 216-acre site. Under the terms of the option agreement, we paid $1,500 for the option and have the option to purchase the land for $40,000. This option expires on January 30, 2007, unless we choose to extend the option to January 30, 2008, for an additional payment of $1,500.
     Our Third Alternative Plant Site. On December 21, 2005, we executed a real estate option agreement with Rodgers Farm, LLC granting us an option to purchase approximately 133 acres of land in near Dunkirk, Indiana in Jay County. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for $7,700 per surveyed acre. This option originally expired on July 1, 2006, however we extended the option to January 1, 2007 upon payment of $5,000. We may extend the option every six months to July 1, 2008 for an additional payment of $5,000 for each six-month extension. On February 17, 2006, we executed a real estate option agreement with Douglas R. and Mary E. Stafford granting us an option to purchase one-half acre of land adjacent to the 133-acre site. Under the terms of the option agreement, we paid $800 for the option and have the option to purchase the land for $75,000. This option expires on January 30, 2007, unless we choose to extend the option to January 30, 2008, for an additional payment of $800. In the event we exercise this option, the option agreement allows us to apply the amounts paid for the option and the extension of the option towards the total purchase price for the land.
Plant Construction
     We expect construction of the proposed plant to take approximately 18 to 20 months. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $105,900,000 to construct the plant and a total of approximately $150,997,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.
     We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
     We have executed a letter of intent with Fagen, Inc. who has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services. We have not yet begun the process of negotiating a design-build contract. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
     Fagen, Inc.
     We have not entered into any legally binding agreements with Fagen, Inc. for the design or construction of our plant. We have executed a letter of intent with Fagen, Inc. who has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services. We anticipate entering into a definitive agreement with Fagen, Inc. once we have received the minimum amount of funds necessary to break escrow and have received a debt financing commitment sufficient to carry out our business plan. We expect to pay Fagen, Inc. $105,997,000 in exchange for the following services:
•	Providing a preliminary design and construction schedule and a guaranteed maximum price for the design and construction of the plant;

•	Assisting us with site evaluation and selection;

•	Designing and building the plant; and

•	Assisting us in locating appropriate operational management for the plant.
     However, under the terms of the letter of intent, the contract price of $105,997,000 may be further increased if the construction cost index (“CCI”) published by Engineering News-Record Magazine reports a CCI greater than the CCI for September 2005 in the month in which we issue to Fagen, Inc., a notice to proceed with plant construction. The amount of the contract price increase will be equal to the increase in the CCI based upon the September 2005 CCI of 7540.38. The construction price will also be subject to any change orders we may approve. Therefore, the cost of our plant could be significantly higher than the $105,997,000 construction price in the letter of intent. We have included in our budget $8,388,000 for construction contingency to help offset any increases in construction costs. However, this allowance may not be sufficient to offset any increased costs that we may face. If it is not sufficient, we intend to seek additional debt financing to offset any increase in the total project cost. We may also seek additional equity investment in this offering if necessary. In no event will we exceed the maximum offering amount of $82,000,000.
     Fagen Engineering, LLC
     Although, we have not yet entered into a design-build agreement with Fagen, Inc., we have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC $92,500, which will be credited against the total design build costs.

     ICM, Inc.
     ICM, Inc. is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas. We have not entered into any legally binding agreements with ICM, Inc. Based on discussions we have had with both Fagen, Inc. and ICM, Inc. and provisions found in our Letter of Intent with Fagen, Inc., we expect that ICM, Inc. will serve as the principal subcontractor for the plant and to provide the process engineering operations for Fagen, Inc.
     Fagen, Inc. and ICM, Inc. could lack the capacity to serve our plant due to the increased number of plants that they are designing and building at any one time. In addition, due to the large number of plants that ICM, Inc. is currently designing, ICM, Inc. may not be able to devote as much time to the advancement of new technology as other firms that have more available personnel resources.
     RTP Environmental Engineering
     We have entered into a service agreement with RTP Environmental Engineering Associates, Inc., of New York, to provide environmental consulting to us for any prospective sites. Under the terms of the agreement, we will pay RTP Environmental Engineering Associates, Inc. on an hourly basis for services rendered.
     TerraTec Engineering, LLC
     We have engaged TerraTec Engineering, LLC of Cedarburg, Wisconsin, to assist us with the rail engineering and design services necessary to install rail infrastructure for our proposed plant. TerraTec Engineering is an engineering consulting firm specializing in rail track design for industrial users. Their personnel have been involved in the design and construction of rail track for several ethanol plants throughout the Midwest. TerraTec Engineering has teamed with several well-known ethanol plant consultants, builders, and process technology engineers to streamline the construction process on several projects. The four phases of rail engineering services include Task 1 — Site Selection Assistance, Task 2 — Preliminary and Final Design, Task 2 — Bidding Assistance and Task 4 — Construction Observance Assistance. We will pay TerraTec Engineering a fixed fee of $1,950 for each proposed site plus $56,200 for the rail engineering services provided in each of the Task phases.
     U.S. Energy Services, Inc.
     We have engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. We will pay U.S. Energy Services, Inc. a fee of $3,500 per month plus pre-approved travel expenses for its services up until plant operations. The agreement will continue until 12 months after the plant is complete. There can be no assurance that any utility provider that we contract with will be able to reliably supply the gas and electricity that we need.
Other Contracts
Lease
     We currently lease commercial office space from an unrelated third party. Our business office is located at 2 OMCO Square, Suite 201, Winchester, Indiana 47394. We recently modified our lease in order to obtain additional space and extend the term up to and including August 31, 2007. We presently pay monthly rent of $600.00. Beginning on September 1, 2006, we will pay monthly rent of $968.33.
Above Zero Media, LLC
     We have entered into a consulting agreement with Above Zero Media, LLC pursuant to which Above Zero Media, LLC will assist in contract negotiations with various service and product providers; assist the planning of our equity marketing effort; assist in the graphic design and placement of marketing materials; assist the education of local lenders; and perform such other reasonably necessary duties as we may request reasonably within the scope of the services. In exchange for these project development services, we have agreed to pay Above Zero Media, LLC the following amounts:
•	a one-time commitment fee of $15,000 upon execution of the agreement;

•	payment of $60,000 upon satisfactory completion of written and visual equity marketing materials;

•	payment of $60,000 thirty days following the date of payment for written and visual equity marketing materials;

•	$300 per day (not to exceed $1,500 per week) for each day that Above Zero Media personnel provide technical assistance to us, through personal attendance, at our equity drive meetings; and

•	a one-time conditional bonus of $15,000 on the date of execution and delivery of all required documents by us with our project lender(s) for debt financing.
Project Development Agreement with director Troy Prescott
     On April 21, 2006, we entered into a project development agreement with Troy Prescott to compensate him for assisting us in developing, financing and constructing our plant. Mr. Prescott is chairman of our board of directors and president of Cardinal Ethanol. Under the terms of the agreement, his duties will include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. Mr. Prescott shall also be responsible for apprising our board of the status of the project and of any material events, assisting us with the development of policies regarding construction of the project, and any other duties as directed by our board with respect to the development, financing and construction of our plant. For performing these development services for us, we intend to pay Mr. Prescott a one-time development fee equal to $100,000. This fee is payable to Mr. Prescott on the date upon which we execute and deliver all required documents to our project lender(s) for debt financing.
Operating Expenses
     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Employees
     We presently have one full-time employee, Angela Armstrong who serves as our project coordinator. Under the terms of the agreement, Ms. Armstrong receives an annual salary of $50,000. We also currently employ two part-time office employees. Prior to commencement of operations, we intend to hire approximately 45 full-time employees.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel

General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	6
Plant Operators	23

TOTAL	45

     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
Liquidity and Capital Resources
Sources of Funds
     Through our previous private placements, we raised $120,000 of founders’ capital equity and $1,240,000 of seed capital equity for aggregate proceeds of $1,360,000 to fund our development, organizational and offering expenses. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-131749), as amended, which became effective on June 12, 2006. We also registered the units with the state securities authorities in Florida, Georgia, Illinois, Indiana, Kentucky and Ohio. We plan to raise a minimum of $45,000,000 and a maximum of $82,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of August 10, 2006, we received subscriptions for approximately 6,842 units, for an aggregate amount of approximately $34,210,000. We have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are engaging in preliminary discussions with potential senior lenders, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     We expect the proceeds from our previous private placements to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure debt financing. Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Uses of Proceeds
     The following tables describe our proposed estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Use of Proceeds	Amount	Percent of Total

Plant construction	$105,997,000	70.43%
Land & site development costs	6,470,000	4.30%
Railroad	5,500,000	3.66%
Fire protection & water supply	5,495,000	3.66%
Administrative building	500,000	0.33%
Office equipment	100,000	0.07%
Computers, software, network	190,000	0.13%
Construction insurance costs	200,000	0.13%
Construction contingency	8,388,000	5.57%
Construction performance bond	300,000	0.20%
Capitalized interest	1,750,000	1.16%
Rolling stock	460,000	0.31%
Start up costs:		0.00%

Use of Proceeds	Amount	Percent of Total

Financing costs	800,000	0.53%
Organization costs	1,500,000	1.00%
Pre-production period costs	850,000	0.56%
Inventory — spare parts	500,000	0.33%
Working capital	5,000,000	3.32%
Inventory — corn	3,000,000	1.99%
Inventory — chemicals and ingredients	500,000	0.33%
Inventory — ethanol and DDGS	3,000,000	1.99%

Total	$150,500,000	100%

Quarterly Financial Results
     As of June 30, 2006, we had cash and cash equivalents of approximately $866,000 and total assets of approximately $1,334,000. As of June 30, 2006, we had current liabilities of approximately $176,000. Total members equity as of June 30, 2006, was approximately $1,159,000. Since inception, we have generated no revenue from operations. For the quarter ended June 30, 2006, we have a net loss of approximately $105,000 due to start-up costs.
     We raised $1,360,000 in seed capital through previous private placements. We have used the proceeds to fund development and organizational needs. As of August 10, 2006, we received subscriptions for approximately 6,842 units through our registered offering for an aggregate amount of approximately $34,210,000. We have not yet accepted any of the subscriptions. We may not be successful in obtaining subscriptions for units in an amount which exceeds our minimum offering amount of $45,000,000. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $45,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
Trends Impacting the Ethanol Industry
     While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, there are currently over 101 operational ethanol plants nationwide that have the capacity to produce approximately 4.8 billion gallons annually. In addition, there are 39 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 2 billion gallons of ethanol annually. Several companies have indicated that they are considering developing ethanol plants within a close proximity to our site. Premiere Ethanol and the Broin Companies recently announced that they have begun construction on a 60 million gallon per year ethanol biorefinery near Portland, Indiana which is approximately 20 miles from our primary site. Premiere Ethanol is expected to annually use 21 million bushels of corn and will compete with our plant for corn origination. This competition could result in higher corn prices. In addition, an increased supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005 following approval of the bill by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The law includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provisions impacting the ethanol industry is highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. In addition, because the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an adverse effect on our future earnings.
     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. We anticipate that our annual production will exceed production limits of 60 million gallons a year and that we will be ineligible for the credit.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol. Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies. Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required. However, other MTBE replacements may capture a portion or all of these potential markets. The statute did not provide any liability limits for MTBE producers or refiners, which may cause its use to decline. If such a decline in MTBE use occurs, the demand for ethanol may increase by a greater margin and may occur sooner than anticipated. There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.
     We will be dependent on our supply of corn to produce ethanol and its byproducts at our plant. We expect the price of corn to increase and we will have to compete with the new plants for corn origination. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     Natural gas is an important input to the ethanol manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets. Natural gas has recently only been available at prices exceeding historical averages. The prices may increase our costs of production when we become operational. In late August 2005, Hurricane Katrina caused dramatic damages to Louisiana, one of the largest natural gas hubs in the US, resulting in an increase in the price of natural gas. There is still considerable uncertainty as to the extent of infrastructure damage and the amount of lost production from Hurricane Katrina, as well as uncertainty the impact of future tropical storms and hurricanes will have on the already weakened infrastructure. Therefore, we are uncertain as to how Hurricane Katrina will impact long-term natural gas prices. We expect natural gas prices to remain high or increased given the unpredictable market situation. This will increase our gas costs substantially, which may adversely impact our future operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Troy Prescott, along with our Treasurer (the principal financial officer), Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (333-131749) as amended, which became effective on June 12, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 16,400 units at $5,000 per unit for an aggregate maximum gross offering price of $82,000,000. As of August 10, 2006, we received subscriptions for approximately 6,842 units, for an aggregate amount of $34,210,000. We have not yet accepted any subscriptions and have not yet received subscriptions for units in an amount which exceeds our minimum offering amount of $45,000,000. Our subscription procedures also require subscribers to send 10% of the amount due at the time they sign the subscription agreement. At that time, investors are also required to provide a promissory note for the remainder. As such, even if we receive subscriptions for a sufficient number of units, we may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not release funds from escrow until we have cash deposits in our escrow account in excess of the minimum offering amount of $45,000,000. In addition, we must obtain a written debt financing commitment for the debt financing we need. We have begun preliminary discussions with potential lenders, but have no commitments or agreements in place.
     Our units are also subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units until 90 days following the execution and delivery of all required documents with the project lender which provide for all debt financing necessary for the project. At that time, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.

     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $45,000,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $67,140,000 to $104,140,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.
     For the period detailed by this report, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 30, 2006, we held a special meeting of our members to consider whether to give the directors authority to explore a proposal by an outside investor to acquire a majority of our company. With 428 votes in favor, 108 against and 16 abstaining, the members voted in favor of this matter. Subsequent to the period covered by this report, on July 8, 2006, we held another special meeting of our members. At that meeting, the members, by a vote of 520 to 16, determined to end discussions with the outside investor.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:
4.3	Escrow Agreement dated April 21, 2006 between Cardinal Ethanol, LLC and First Merchants Trust Company, N.A.*

10.16	Project Development Fee Agreement dated April 21, 2006 between Cardinal Ethanol, LLC and Troy Prescott.*

10.17	Real Estate Option Agreement dated May 11, 2006 between M.J.C.F. Farms, Inc. and Cardinal Ethanol, LLC.**

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
* Filed as part of Registrant’s Pre-Effective Amendment No. 1 to its Registration Statement on Form SB-2 filed with the SEC on April 26, 2006 and incorporated by reference.
** Filed as part of Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed with the SEC on May 26, 2006 and incorporated herein by reference.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: August 14, 2006	/s/ Troy Prescott
Troy Prescott
Chairman and President (Principal Executive Officer)

Date: August 14, 2006	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)