Form 10KSB
period 2006-09-30
Cardinal Ethanol LLC
filed 2006-12-22
CIK 1352081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 333-131749
CARDINAL ETHANOL, LLC
(Name of small business issuer in its charter)

Indiana	20-2327916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 OMCO Square, Suite 201, Winchester, IN	47394
(Address of principal executive offices)	(Zip Code)
(765) 584-2209
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 15, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $64,185,000.
As of December 15, 2006, there were 14,578 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☑ No

PART I	3

ITEM 1. DESCRIPTION OF BUSINESS	3
ITEM 1A. RISK FACTORS	18
ITEM 2. DESCRIPTION OF PROPERTY	25
ITEM 3. LEGAL PROCEEDINGS	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II	26

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS	26
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	27
ITEM 7. FINANCIAL STATEMENTS	36
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	47
ITEM 8A. CONTROLS AND PROCEDURES	47
ITEM 8B. OTHER INFORMATION	47

PART III	47

ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	47
ITEM 10. EXECUTIVE COMPENSATION	53
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS	54
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	56
ITEM 13. EXHIBITS	57
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	59

SIGNATURES	60
Project Development Fee Agreement
Distiller's Grain Marketing Agreement
Lump Sum Design-Build Agreement
Ethanol Purchase and Sale Agreement
Construction Loan Agreement
Construction Note
Revolving Note
Letter of Credit Promissory Note and Continuing Letter of Credit Agreement
Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement
Security Agreement
Master Agreement
Code of Ethics
Certificate
Certificate
Section 1350 Certification
Section 1350 Certification

AVAILABLE INFORMATION
     Our website address is www.cardinalethanol.com. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-KSB.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
     Cardinal Ethanol, LLC is a development-stage Indiana limited liability company organized on February 7, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Harrisville, Indiana. We have not yet engaged in the production of ethanol or distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. As of our fiscal year ended September 30, 2006, construction of our ethanol plant has not yet begun. Construction of the project is expected to take approximately 18 to 20 months. We anticipate completion of plant construction in the fall of 2008.
     We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission. The offering closed on November 6, 2006 and we received subscriptions for approximately 14,042 units and deposited offering proceeds of approximately $70,210,000 into our escrow account. The offering proceeds will supplement our seed capital equity of $1,360,000. Subsequent to the end of our fiscal year on September 30, 2006, we terminated our escrow account and our offering proceeds were released to Cardinal Ethanol on December 7, 2006.
     As of the close of our fiscal year on September 30, 2006 we had not yet entered into any definitive debt financing arrangement. However, on December 19, 2006, we entered into definitive loan agreements with First National Bank, Omaha for our debt financing. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit, and $3,000,000 in letters of credit. Based upon our current total project cost estimate of $156,345,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     On December 14, 2006, we entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustment for change orders and increases in the costs of materials. We also agreed that if the plant was substantially complete within 545 days (18 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction begins. However, in no event will the early completion bonus exceed $1,000,000.
     We also entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay a fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs. Under the license agreement, ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information. ICM, Inc. may terminate the agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned to ICM, Inc.

     We have engaged Murex, N.A., Ltd. of Addison, Texas to market our ethanol and Commodity Specialist Company of Minneapolis, Minnesota to market our distillers grains. See Distribution of Principal Products.
     Our FESOP Air Permit is currently pending with the Indiana Department of Environmental Management. In addition, we are in the process of completing our SWPPP and NPDES permit.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Principal Products and Markets
     The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we have no plans to capture or market it.
Ethanol
     Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity is at approximately 5.28 billion gallons as of December 2006.
     An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
     Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.
Distillers Grains
     A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Local Ethanol and Distillers Grains Markets
     As described below in “Distribution of Principal Products,” we intend to market and distribute our ethanol and distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made in cooperation with our marketers.
     Local ethanol markets will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold. Oversold markets depress ethanol prices.
Regional Ethanol Markets
     Typically a regional market is one that is outside of the local market, yet within the neighboring states. We believe our regional market is within a 450-mile radius of our plant and will be serviced by rail. We expect to construct a railroad spur to our plant so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta, Birmingham, Baton Rouge and Washington D.C.).
National Ethanol Markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2005 of 4 billion gallons, an increase of 17% from 2004 and 126% since 2001. In its report titled, “Ethanol Industry Outlook 2006,” the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) in 2004 is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005, is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production now exceeds this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an immediate adverse effect on our future earnings.
     Although the Energy Policy Act of 2005 did not impose a national ban of methyl tertiary butyl ether (“MTBE”), its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
Distribution of Principal Products
     We expect our ethanol plant will be located near Harrisville, Indiana in Randolph County. We selected the site because of its location to existing ethanol consumption and accessibility to road and rail transportation. We purchased the real estate that encompasses the site on December 13, 2006, pursuant to the terms of the option agreements which we had previously executed. Our site is in close proximity to rail and major highways that connect to major population centers such as Indianapolis, Indiana, Cincinnati, Columbus, Cleveland and Toledo, Ohio, Detroit, Michigan, and Chicago, Illinois.
Ethanol Distribution
     On December 20, 2006 we entered into an Ethanol Purchase and Sale Agreement with Murex, N.A., Ltd. (“Murex”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement is five years with automatic renewal for one year terms thereafter unless otherwise terminated by either party. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex will market all of our ethanol unless we chose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex will pay to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex’s commission of 0.90% of the net purchase price. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex will be responsible for all transportation arrangements for the distribution of our ethanol.
Distillers Grains Distribution
     On December 13, 2006, we entered into a distillers grains marketing agreement with Commodity Specialist Company (“CSC”) for the purpose of marketing and distributing all of the distillers grains we produce at our plant. CSC will market our distillers grains and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers. The term of our agreement with CSC is for one year commencing as of the completion and start-up of the plant. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CSC will be responsible for all transportation arrangements for the distribution of our distillers grains.
New Products and Services
     We have not introduced any new products or services during this fiscal year.
Governmental Regulation and Federal Ethanol Supports
Federal Ethanol Supports
     Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. See, “National Ethanol Markets.”
     Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85. The VEETC is scheduled to expire on December 31, 2010.
     The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. However, since we expect our plant to annually produce 100 million gallons of ethanol, we do not anticipate that we will be eligible for this tax credit.
     In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     On September 7, 2006, the EPA set forth proposed rules to fully implement the RFS program. The RFS for 2007 is 4.7 billion gallons of renewable fuel. Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. The RFS must be met by refiners, blenders and importers. Refiners, blenders and importer must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.
Effect of Governmental Regulation
     The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.
     The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Competition
     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ethanol markets and multiple modes of transportation. In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.
     The ethanol industry has grown to approximately 109 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland (“ADM”), Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. ADM recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply.
     Currently there are two operational ethanol plants in our region. New Energy Corp near South Bend, Indiana has an annual production capacity of 102 million gallons. Liquid Resources of Ohio near Medina, Ohio has an annual production capacity of 3 million gallons. At least six additional plants are under construction in Indiana, including Iroquois Bio-Energy Company, LLC near Rensselaer; Central Indiana Ethanol, LLC near Marion; ASAlliances Biofuels, LLC near Linden; Indiana Bio-Energy, LLC near Bluffton; Premier Ethanol near Portland; and The Andersons Clymers Ethanol, LLC near Clymers. In addition, ASAlliance Biofuels, LLC has announced its plants to build a 100 million gallon commercial ethanol plant near Bloomingburg, Ohio and The Andersons Marathon Ethanol, LLC has announced its plans to construct a 110 million gallon plant near Greenville, Ohio, which is approximately 20 miles from our site. Also, U.S. Ethanol Holdings, LLC has announced plans to build an ethanol plant north of Muncie near Shideler, Indiana. We also expect that there are more entities that have been recently formed or in the process of formation that will begin construction on plants in Indiana and surrounding states and become operational in the future. However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development; therefore it is difficult to estimate the total number of potential ethanol projects within our region.
     The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mgy)	(mgy)
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Broin Enterprises, Inc.*	Scotland, SD	Corn	1
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Conestoga Energy Partners	Garden City, KS	Corn/milo		55
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mgy)	(mgy)
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid American Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Voley, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mgy)	(mgy)
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Anderson Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US Bio Albert City	Albert City, IA	Corn		100
US Bio Woodbury	Woodbury, MI	Corn	45
US Bio Hankinson	Hankinson, ND	Corn		100
US Bio Ord	Ord, NE	Corn		50
US Bio Platte Valley	Central City, NE	Corn	100
US Bio Dyersville	Dyersville, IA	Corn		100
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48

				Under
			Current	Construction/
			Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mgy)	(mgy)
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4	38
Renova Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40

Total Current Capacity at 109 ethanol biorefineries			5,281.4

Total Under Construction (56)/ Expansions (7)				4,434.5

Total Capacity			9,715.9

* locally-owned	Renewable Fuels Association
Last Updated December 12, 2006
Competition from Alternative Fuels
     Alternative fuels and ethanol production methods are continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
     The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area. In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007. Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large-scale, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
     Our ethanol plant will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of several state bans, many major oil companies can produce MTBE. Because it is petroleum-based, MTBE’s use is strongly supported by major oil companies.
     Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. The International Trade Commission announced the 2006 CBI import quota of 268.1 million gallons of ethanol. In the past, legislation has been introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.
     Distillers Grains Competition
     Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the University of Minnesota’s DDGS—General Information website (November 28, 2005) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1 to 2% of DDGS is produced by the alcohol beverage industry. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.
Sources and Availability of Raw Materials
     Corn Feedstock Supply
     The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant will need approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for its dry milling process. We expect to obtain the corn supply for our plant primarily from local markets., but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.
     We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for our plant. We have no contracts, agreements or understanding with any grain producer in the area. Although we anticipate procuring grains from these sources, such grains may not be able to be procured on these terms or if at all.
     We will be dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Although we do not anticipate problems sourcing corn, a shortage may develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem. It is likely that we will need to truck or rail in some of our corn feedstock, which additional transportation costs may reduce our profit margins. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant.
     As of November 9, 2006, the United States Department of Agriculture projected the 2006 corn crop at 10.745 million bushels, which will be the third largest corn crop on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historical high price levels well into 2007. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.
     The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high grain prices.
     In an attempt to minimize the effects of the volatility of corn costs on operating profits, we will likely take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. These costs may be significant.
     Utilities
     We have engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. Their goal is to develop, implement, and maintain a dynamic strategic plan to manage and reduce their clients’ energy costs. A large percentage of U.S. Energy Services’ clients are ethanol plants and other renewable energy plants. We will pay U.S. Energy Services, Inc. a monthly fee of $3,500 plus pre-approved travel expenses. The monthly fee will increase 4% per year on the anniversary date of the agreement. The agreement will continue twelve (12) months after the plant’s completion date. The agreement will be year to year thereafter. There can be no assurance that any utility provider that we contract with will be able to reliably supply the gas and electricity that we need.
     Natural Gas. Natural gas is also an important input commodity to our manufacturing process. We estimate that our annual natural gas usage will be approximately 3,000,000 Million British Thermal Units and constitute 10% to 15% of our annual total production cost. We plan to use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We have not entered into an agreement relating to provision of natural gas for our plant.
     Electricity. Based upon engineering specifications, we anticipate the proposed plant will require approximately 9.0 MW of power per year at peak demand. We expect to contract with the local electric utility to supply electricity to the plant site. We have not yet negotiated, reviewed or executed any agreement with a power company to provide electricity to our site. The price at which we will be able to purchase electric services has not been determined.
     Water. We will require a significant supply of water. Engineering specifications show our plant’s water requirements to be approximately 774 gallons per minute, 1.1 million gallons per day, depending on the quality of water. Once we have assessed our water needs and available supply, we expect to six to eight wells to provide for our water needs. If we are unable to access sufficient well water supply or unable to drill the wells for any reason, we may utilize nearby surface water or municipal water to meet the plant’s water needs.
     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, we anticipate that much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. We anticipate our plant design will incorporate the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water.
Research and Development
     We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
     As discussed above, we have entered into a marketing agreement with Murex for the purpose of marketing and distributing our ethanol and have engaged CSC for the purpose of marketing and distributing our distillers grains. We expect to rely on Murex for the sale and distribution of our ethanol and CSC for the sale and distribution of our distillers grains. Therefore, although there are other marketers in the industry, we expect to be highly dependent on Murex and CSC for the successful marketing of our products. Any loss of Murex or CSC as our marketing agent for our ethanol and distillers grains respectively could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and RTP Environmental Engineering Associates, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. RTP Environmental Engineering Associates, Inc. is a full-service environmental consulting firm with a highly experienced technical staff. They provide consulting services in air, water, and solid waste disciplines, including air permitting, national pollutant discharge elimination system permits, storm water pollution prevention, spill prevention, countermeasures and control planning, and risk management planning activities. In addition, we may retain other consultants with specific expertise for the permit being pursued to ensure all permits are acquired in a cost efficient and timely manner.
     Alcohol Fuel Producer’s Permit. Before we can begin operations, we must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.
     SPCC and RMP. Before we can begin operations, we must prepare and implement a spill prevention control and countermeasure (“SPCC”) plan in accordance with the guidelines contained in 40 CFR § 112. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years. We are in the process of completing this permit application.
     Pursuant to the Clean Air Act, stationary sources, such as our plant, with processes that contain more than a threshold quantity of a regulated substances, such as anhydrous ammonia, are required to prepare and implement a risk management plan (“RMP”). Since we plan to use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for the denaturant we blend with the ethanol produced at the plant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s process safety management standard. These requirements are similar to the risk management plan requirements. The risk management plan should be filed before use.

     Air Permits. Our preliminary estimates indicate that our facility will be considered a minor source of regulated air pollutants. There are a number of omission sources that are expected to require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are expected to be emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”). The activities and emissions mean that we are expected to obtain a minor source construction permit for the facility emissions. Because of regulatory requirements, we anticipate that we will agree to limit production levels to a certain amount, which may be slightly higher than production levels described in this document (currently projected at 100 million gallons per year at the nominal rate with the permit at a slightly higher rate) in order to avoid having to obtain Title V air permits. These production limitations will be a part of the New Source Construction/Federally Enforceable State Operating Permit (FESOP) “synthetic minor” in Indiana.
     If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. There is also a risk that further analysis prior to construction, a change in design assumptions or a change in the interpretation of regulations may require us to file for a Title V air permit. If we must obtain a Title V air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought Title V air permit. There is also a risk that Indiana might reject a Title V air permit application and request additional information, further delaying startup and increasing expenses. Even if we obtain a FESOP permit in Indiana prior to construction, the air quality standards may change, thus forcing us to later apply for a Title V air permit. There is also a risk that the area in which the plant is situated may be determined to be a non-attainment area for a particular pollutant. In this event, the threshold standards that require a Title V permit may be changed, thus requiring us to file for and obtain a Title V air permit. The cost of complying and documenting compliance should a Title V air permit be required is also higher. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V permit, we would have to install additional air pollution control equipment such as additional or different scrubbers.
     There are a number of standards which may affect the construction and operation of the plant going forward. The prevention of significant deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.
     Our FESOP Air Permit is currently pending with the Indiana Department of Environmental Management and the public notice period began November 27, 2006 and is expected to expire on December 27, 2006.
     Water Permits. We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. The exact details regarding the source of water and the amount of non-process and other wastewater that needs to be discharged will not be known until tests confirm the water quality and quantity for the site. Although unknown at this time, the quality and quantity of the water source and the specific requirements imposed by Indiana for discharge will materially affect the financial performance of Cardinal Ethanol. We expect to file for a permit to allow the discharge of non-contact cooling and boiler blowdown water. In Indiana, a Non-Contact Cooling Water General NPDES permit is available for non-contact cooling water discharges. If additives are used for the cooling water, these general permits may not be available. Also, boiler blowdown water does not qualify for a general permit in Indiana. Indiana may therefore require an individual permit for waste water from industrial sources. If an individual permit is required then the permit application for a major discharge permit in Indiana must be filed 270 days before discharge and a permit application for a minor discharge permit must be filed 180 days before discharge. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plant may not be allowed to operate.
     Indiana requires registration with the Indiana Department of Natural Resources for any water withdrawal facility that, in the aggregate from all sources and by all methods, has the capability of withdrawing more than one hundred thousand (100,000) gallons of ground water, surface water or ground and surface water combined in one day.

     Before we can begin construction of our proposed ethanol plant, we must obtain a Rule 5 General NPDES permit for storm water runoff associated with land disturbing activity in Indiana. A notice of intent to file the Rule 5 General NPDES permit must be filed 48 hours before construction begins and the application must be submitted to the local County Soil and Water Conservation Districts for review. Those agencies in Indiana have 28 days in which to review an application. In addition, if the site is located in certain municipal areas in Indiana, a Municipal Separate Storm Sewer System may impose additional permit requirements (a Rule 13 NPDES Permit). We must also file a separate application for a General NPDES Rule 6 Stormwater Runoff Associated with Industrial Activity Permit in Indiana. A Rule 6 Storm Water Runoff Associated with Industrial Activity NPDES General Permit application must be filed 90 days before construction in Indiana. In connection with this permit, we must have a Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution.
     For the fiscal year ended September 30, 2006, we estimate the costs of compliance with federal, state and local environmental laws were approximately $60,000, which includes costs for the preparation and filing of necessary permits.
     We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Indiana’s environmental administrators. Indiana or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
     The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Employees
     We currently have one full-time employee, Angela Armstrong, our project coordinator. Under the terms of the agreement, Ms. Armstrong receives an annual salary of $50,000. In addition, we currently have two part-time employees.
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. Approximately nine of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers, Troy Prescott, Tom Chalfant, Dale Schwieterman and Jeremey Herlyn, are not employees and they do not currently receive any compensation for their services as officers. We have entered into a Project Development Fee Agreement with Troy Prescott under which we expect to compensate Troy Prescott for his services as an independent contractor. See Item 12 “Certain Relationships and Related Transactions.”

     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel :

# Full-
Time
Position	Personnel
General manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Officer Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	6
Plant Operators	23
TOTAL	45
ITEM 1A. RISK FACTORS.
     You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.
Risks Related to Cardinal Ethanol as a Development-Stage Company
     Cardinal Ethanol has no operating history, which could result in errors in management and operations causing a reduction in the value of your investment. We were recently formed and have no history of operations. We cannot provide assurance that Cardinal Ethanol can manage start-up effectively and properly staff operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, you could lose all or a substantial part of your investment.
     We have little to no experience in the ethanol industry and our directors do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant. We are presently, and are likely for some time to continue to be, dependent upon our initial directors. Most of these individuals are experienced in business generally but have very little or no experience in raising capital from the public, organizing and building an ethanol plant, and governing and operating a public company. Our directors also have little to no expertise in the ethanol industry. In addition, certain directors on our board are presently engaged in business and other activities which impose substantial demand on the time and attention of such directors. We anticipate that our executive officers will dedicate approximately 15 hours per week to our project and that our directors will dedicate between four hours and 20 hours per week to our project depending upon which committees they serve. Our directors do not dedicate their efforts to our project on a full time basis which may affect our ability to build and develop our ethanol plant.
     We will depend on Fagen, Inc. for expertise in beginning operations in the ethanol industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. We will be dependent on our relationship with Fagen, Inc. and its employees. Any loss of this relationship with Fagen, Inc., particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and operate profitability and significantly damage our competitive position in the ethanol industry.

     If we fail to finalize critical agreements, such as utility supply agreements, or the final agreements are unfavorable compared to what we currently anticipate, our project may fail or be harmed in ways that significantly reduce the value of your investment. You should be aware that this report makes reference to documents or agreements that are not yet final or executed, and plans that have not been implemented. In some instances such documents or agreements are not even in draft form. The definitive versions of those agreements, documents, plans or proposals may contain terms or conditions that vary significantly from the terms and conditions described. These tentative agreements, documents, plans or proposals may not materialize or, if they do materialize, may not prove to be profitable.
     Our business is not diversified. We expect our business to solely consist of ethanol and distillers grains production and sales. We do not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant or if we are unable to operate our plant and generate ethanol and distillers grains. If we are unable to generate revenues by the production and sales of ethanol and distillers grains our business may fail since we do not expect to have any other lines of business or alternative revenue sources.
     We have a history of losses and may not ever operate profitably. For the period of February 7, 2005 through September 30, 2006, we incurred an accumulated net loss of $481,609. We will continue to incur significant losses until we successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.
     We will depend on decisions made by our initial board of directors until the plant is built. Our operating agreement provides that the initial board of directors will serve until the first annual or special meeting of the members following commencement of substantial operations of the ethanol plant. If our project suffers delays due to financing or construction, our initial board of directors could serve for an extended period of time. In that event, our only recourse to replace these directors would be through an amendment to our operating agreement which could be difficult to accomplish.
     We have one full-time employee, but we may not be able to hire employees capable of effectively operating the ethanol plant, which may hinder our ability to operate profitably. Because we are a development-stage company, we have only one full-time employee. If we are not able to hire employees who can effectively operate the plant, our ability to generate revenue will be significantly reduced or prevented altogether such that you could lose all or a substantial portion of your investment.
Risks Related to Construction of the Ethanol Plant
     We will depend on Fagen, Inc. and ICM, Inc. to design and build our ethanol plant and their failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of your investment. We will be highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the plant. We have entered into a design-build agreement with Fagen, Inc. for the design and construction of our plant, under which Fagen, Inc. has engaged ICM, Inc. to provide design and engineering services. We have entered into a design-build agreement with Fagen, Inc. for various design and construction services. We have also entered into a phase I and phase II engineering services agreement with Fagen Engineering, LLC for certain engineering and design work. Fagen Engineering, LLC and Fagen, Inc. are both owned by Ron Fagen. Fagen Engineering, LLC provides engineering services for projects constructed by Fagen, Inc.
     If Fagen, Inc. terminates its relationship with us after initiating construction, there is no assurance that we would be able to obtain a replacement general contractor. Any such event may force us to abandon our business. Fagen, Inc. and ICM, Inc. and their affiliates, may have a conflict of interest with us because Fagen, Inc., ICM, Inc. and their employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require Fagen, Inc. or ICM, Inc. to devote their full time and attention to our activities. As a result, Fagen, Inc. and ICM, Inc. may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.

     We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital. We anticipate that Fagen, Inc. will construct the plant for a contract price, based on the plans and specifications in the design-build agreement. We have based our capital needs on a design for the plant that will cost approximately $105,997,000, plus approved change orders of approximately $3,000,000 with additional start-up and development costs of approximately $50,348,000 for a total project completion cost of approximately $156,345,000. This price includes construction period interest. There is no assurance that the final cost of the plant will not be higher. There is no assurance that there will not be design changes or cost overruns associated with the construction of the plant. The cost of our plant could be significantly higher than the $105,997,000 construction price in the design-build agreement.
     In addition, increases in price of steel, cement and other construction materials, as well increases in the cost of labor, could affect the final cost of construction of the ethanol plant. Further, shortages of steel, cement and other construction materials, as well labor shortages, could affect the final completion date of the project. We have budgeted $6,383,000 for our construction contingency to help offset higher construction costs. However, this may not be sufficient to offset increased costs. Advances and changes in technology may require changes to our current plans in order to remain competitive. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.
     Construction delays could result in delays in our ability to generate profits if our production and sale of ethanol and its co-products are similarly delayed. We currently expect our plant to be operating in the fall of 2008; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations.
     Fagen, Inc. and ICM, Inc. may have current or future commitments to design and build other ethanol manufacturing facilities ahead of our plant and those commitments could delay construction of our plant and our ability to generate revenues. We do not know how many ethanol plants Fagen, Inc. and ICM, Inc. have currently contracted to design and build. Based upon publicly available information sources, we estimate that Fagen, Inc. is currently designing and building approximately 26 ethanol plants in the United States and all of these facilities are being designed with ICM technology. This number is only our estimate and it is very likely that the actual number varies from our estimate and may vary significantly from our estimate. The actual number of ethanol plants being designed and built by Fagen, Inc., is considered proprietary business information of Fagen, Inc. and is not available to us. It is possible that Fagen, Inc. and ICM, Inc. have outstanding commitments to other facilities that may cause the construction of our plant to be delayed. It is also possible that Fagen, Inc. and ICM, Inc. will continue to contract with new facilities for plant construction and with operating facilities for expansion construction. These current and future building commitments may reduce the resources of Fagen, Inc. and ICM, Inc. to such an extent that construction of our plant is significantly delayed. If this occurs, our ability to generate revenue will also be delayed.
     Defects in plant construction could result in delays in our ability to generate revenues if our plant does not produce ethanol and its co-products as anticipated. There is no assurance that defects in materials and/or workmanship in the plant will not occur. Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. will warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues.

     The plant site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue. Our board of directors has identified a plant site in east central Indiana. There can be no assurance that we will not encounter hazardous environmental conditions that may delay the construction of the plant. We do not anticipate Fagen, Inc. to be responsible for any hazardous environmental conditions encountered at the plant site. Upon encountering a hazardous environmental condition, Fagen, Inc. may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, Fagen, Inc. will be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues.
Risks Relating to Our Business
     We have no operating history and our business may not be as successful as we anticipate. We have not yet begun plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
     Our financial performance will be significantly dependent on corn and natural gas prices and generally we cannot pass on increases in input prices to our customers. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
     Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
     Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
     We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We expect to engage in hedging transaction which involve risks that can harm our business.”
     The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. Recently, the spread between ethanol and corn prices has been at historically high level, due in large part to high oil prices and low corn prices. However, this spread has fluctuated significantly as corn prices have increased dramatically since August 2006. Although we do not anticipate commencing operations until fall 2008, reductions in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could adversely affect our future results of operations and financial condition after we begin operations.
     Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
     The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.
     We expect to sell all of the ethanol we produce to Murex in accordance with an exclusive ethanol marketing agreement. We have engaged Murex as our exclusive marketing agent for all of the ethanol we produce at the plant. We will rely heavily on its marketing efforts to successfully sell our product. Because Murex sells ethanol for itself and a number of other producers, we expect to have limited control over its sales efforts. Our financial performance may be dependent upon the financial health of Murex as a significant portion of our accounts receivable are expected to be attributable to Murex and its customers. If Murex fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
     We expect to engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies will be dependent upon, the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
     Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.

     Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology we anticipate installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production process remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. Third-party licenses may not be available or, once obtained, may not continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Ethanol Industry
     Overcapacity within the ethanol industry could cause oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
     We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. Archer Daniels Midland (“ADM”) recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.
     Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.
     Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.
     Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.
     Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.
     Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.
     Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce that it contributes may reduce the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.
Risks Related to Regulation and Governmental Action
     A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

     Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.
     Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.
     Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
ITEM 2. DESCRIPTION OF PROPERTY.
     We anticipate building our plant near Harrisville, Indiana, in Randolph County which is located in east central Indiana.
     On March 22, 2006, we executed a real estate option agreement with Nelson E. Bateman, granting us an option to purchase approximately 205 acres of land near Harrisville, Indiana in Randolph County. We paid $5,000 for this option. Under the terms of the option agreement, we had the option to purchase the land for $9,000 per surveyed acre except for a 2.5 acre building site which will be an additional $100,000. The option agreement allowed us to apply the amounts paid for the option and extensions of the option towards the total purchase price for the land. We exercised our option with Nelson E. Bateman and on December 13, 2006 completed our purchase of the approximately 205 acres pursuant to the terms of the option agreement.
     On May 11, 2006, we executed a real estate option agreement with M.J.C.F. Farms, Inc., granting us an option to purchase approximately 87 acres adjacent to the 205-acre site. We paid $5,000 for the option to purchase the land for $9,000 per surveyed acre. We exercised our option to purchase the approximately 87 acres from M.J.C.F. Farms, Inc. and on December 13, 2006, we completed our purchase of the real estate pursuant to the terms of the option agreement.
     We have engaged Terra Tec Engineering, LLC of Cedarburg, Wisconsin, to assist us with the rail engineering and design services necessary to install rail infrastructure for our proposed plant. Terra Tec Engineering is an engineering consulting firm specializing in rail track design for industrial users. They have been involved in the design and construction of rail tack for several ethanol plants throughout the Midwest. Terra Tec Engineering has teamed with several well-known ethanol plant consultants, builders, and process technology engineers to streamline the construction process on several projects. The four phases of rail engineering services include Task 1 – Site Selection Assistance, Task 2 – Preliminary and Final Design, Task 3 – Bidding Assistance and Task 4 – Construction Observance Assistance. We have agreed to pay Terra Tec Engineering a fixed fee of $1,950 for each proposed site plus $56,200 for the rail engineering services provided in each of the Task phases.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, Cardinal Ethanol, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS.
     There is no public trading market for our units.
     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.
     We raised $1,360,000 in our previous private placements to our founders and seed capital investors. In February 2005, we sold a total of 72 of our membership units to our founders at a price of $1,666.67 per unit and received aggregate proceeds of $120,000. In December 2005, we sold an additional 496 units to our seed capital investors at a price of $2,500 per unit for proceeds of $1,240,000. Our previous private placements were made directly by us without the use of an underwriter or placement agent and without payment of commissions or other remuneration.
     Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 506 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account, and agreed that the securities would not be sold, without registration under the Securities Act or exemption from the Securities Act. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not be registered under the Securities Act and setting forth restrictions on their transferability.
     The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-131749) effective on June 12, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We will not pay these officers or directors any compensation for services related to the offer or sale of the units. We planned to raise a minimum of $45,000,000 and a maximum of $82,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. We closed our offering on November 6, 2006. We received subscription for approximately 14,042 units for total offering proceeds of approximately $70,210,000.

     As of September 30, 2006, our expense related to the registration and issuance of our public units was $596,977 which will be netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Subsequent to the end of our fiscal year on September 30, 2006, we terminated our escrow agreement and our offering proceeds were released to Cardinal Ethanol on December 7, 2006. As of December 15, 2006, we had 1064 holders of our units.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Cautionary Statements Regarding Forward Looking Statements
     Throughout this prospectus, we make “forward-looking statements” that involve future events, our future performance, and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “believe,” “expect” or “anticipate” or the negative of these terms or other similar expressions. The forward-looking statements are generally located in the material set forth under the headings “MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS,” “PLAN OF DISTRIBUTION,” “RISK FACTORS,” “USE OF PROCEEDS” and “DESCRIPTION OF BUSINESS,” but may be found in other locations as well. These forward-looking statements generally relate to our plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. Actual results may differ from projected results due, but not limited to, unforeseen developments, including developments relating to the following:
•	the availability and adequacy of our cash flow to meet its requirements, including payment of loans;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry;

•	the loss of any license or permit;

•	the loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	changes in our business strategy, capital improvements or development plans;

•	the availability of additional capital to support capital improvements and development; and

•	other factors discussed under the section entitled “RISK FACTORS” or elsewhere in this prospectus.
     You should read this prospectus completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements contained in this prospectus have been compiled as of the date of this prospectus and should be evaluated with consideration of any changes occurring after the date of this prospectus. Except as required under federal securities laws and SEC rules and regulations, we will not update forward-looking statements even though our situation may change in the future.
Overview
     Cardinal Ethanol, LLC is a development-stage Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Harrisville, Indiana. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. Construction of the project is expected to take 18 to 20 months from the date construction commences. We anticipate the commencement of site work in January 2007 and construction in early May 2007 and completion of plant construction during the fall of 2008.
     We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission which closed on November 6, 2006. As of November 6, 2006, we had received subscriptions for approximately 14,042 units and had deposited offering proceeds of approximately $70,210,000 into our escrow account. The offering proceeds will supplement our seed capital equity of $1,360,000. Subsequent to the end of our fiscal year on September 30, 2006, we terminated our escrow account and offering proceeds were released to Cardinal Ethanol on December 7, 2006. Based upon our current total project cost of $156,345,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations. As of our fiscal year ended September 30, 2006, we had not entered into any definitive debt financing arrangement. However, on December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit, and $3,000,000 in letters of credit.
     On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustments for change orders and increases in the cost of materials. We agreed to pay a mobilization fee of $8,000,000 to Fagen, Inc., pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 545 days (18 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000.
     We have engaged Commodity Specialist Company of Minneapolis, Minnesota to market our distillers grain and Murex, N.A., Ltd. of Addison, Texas to market our ethanol.
     Our FESOP Air Permit is currently pending with the Indiana Department of Environmental Management. In addition, we are in the process of completing our SWPPP and NPDES permit.
     As of September 30, 2006, we have total assets of $999,376. We have current liabilities of $145,637. Since our inception through September 30, 2006 we have accumulated losses of $481,609. Total member’s equity as of September 30, 2006 was $853,739. Since our inception, we have generated no revenue from operations. From inception to September 30, 2006, we had net losses of $481,609.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on project and site development, plant construction and preparation for start-up operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We estimate that we will need approximately $156,345,000 to complete the project.
Project Capitalization
     We have issued 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have total proceeds from our two previous private placements of $1,360,000. Our seed capital proceeds supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training until we terminated our escrow agreement and closed on our equity on December 7, 2006.
     We filed a registration statement on Form SB-2 with the SEC which became effective on June 12, 2006. We also registered units for sale in the states of Florida, Georgia, Illinois, Indiana, Kentucky and Ohio. The registered offering was for a minimum of 9,000 units and a maximum of 16,400 units at a purchase price of $5,000 per unit. There was a minimum purchase requirement of four units to participate in the offering with additional units to be purchased in one unit increments. The minimum aggregate offering amount was $45,000,000 and the maximum aggregate offering amount was $82,000,000. We closed the offering on November 6, 2006 and received subscriptions for 14,042 units. This supplements the 568 units issued in our two previous private placement offerings to our founders and our seed capital investors.
     The proceeds from the sale of our units were held in escrow until December 7, 2006, at which time we terminated our escrow agreement with First Merchants Trust Company, N.A. and escrow proceeds of approximately $70,210,000 were transferred to our account at First National Bank of Omaha.
     As of our fiscal year ended September 30, 2006, we had not entered into any definitive debt financing arrangement. However, on December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We may select an interest rate during the construction period of 1-month or 3-month LIBOR plus 300 basis points on the construction note. At the expiration of the construction period, the interest rate on fifty percent of the construction note shall be 3-month Libor plus 300 basis points subject to incentive pricing. The remaining fifty percent ($41,500,000) shall be at a fixed interest rate of 8.11% via a swap agreement entered into by the parties. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points over the applicable funding source. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
     The loans and any amounts that become due as a result of the swap agreement will be secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios. After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of our lender. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
     In addition to our equity and debt financing we have applied for and received and will continue to apply for various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the term of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. In addition, we have been awarded but have not yet received funds for a $250,000 grant from Randolph County and $125,000 from the city of Union City. The physical address of the plant site is in Union City, Indiana.
Plant construction and start-up of plant operations
     For the next twelve months, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant; the development of our plant site in Randolph County, Indiana; obtaining the necessary construction permits; and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using the equity raised in our registered offering and our debt facilities. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these preliminary activities through our commencement of operations.
     Construction of the project is expected to take 18 to 20 months from the date construction commences. We anticipate completion of plant construction during fall 2008. We plan to negotiate and execute finalized contracts needed in connection with the provision of necessary electricity, natural gas and other power sources. We expect to have sufficient cash on hand through our offering proceeds and financing to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $105,997,000 plus approved change orders of approximately $3,000,000 and any future adjustments for additional change orders and increases in the cost of materials and labor to construct the plant for a total project cost of approximately $156,345,000.
     On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustment for change orders and increases in the costs of materials. We agreed to pay a mobilization fee of $8,000,000 to Fagen, Inc. pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 545 days (18 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 545 days from the date constructions begins. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.
     We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.
     We also entered into a license agreement with ICM, Inc. for limited use of ICM, Inc.’s proprietary technology and information to assist us in operating, maintaining, and repairing the ethanol production facility. We are not obligated to pay a fee to ICM, Inc. for use of the proprietary information and technology because our payment to Fagen, Inc. for the construction of the plant under our design-build agreement is inclusive of these costs. Under the license agreement, ICM, Inc. retains the exclusive right and interest in the proprietary information and technology and the goodwill associated with that information. ICM, Inc. may terminate the agreement upon written notice if we improperly use or disclose the proprietary information or technology at which point all proprietary property must be returned t o ICM, Inc.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. We anticipate Fagen, Inc. and RTP Environmental Associates, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
     Our FESOP Air Permit is currently pending with the Indiana Department of Environmental Management. In addition, we are in the process of completing our SWPPP and NPDES permit.
     We must obtain a minor source construction permit for air emissions and a construction storm water discharge permit prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of December 12, 2006, there were 109 operational ethanol plants nationwide that have the capacity to produce approximately 5.28 billion gallons annually. In addition, there are 56 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 4.43 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     We also expect to benefit from federal and ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, 4.7 billion gallons in 2007, increasing to 7.5 billion gallons by 2012.
     On September 7, 2006, the EPA set forth proposed rules to fully implement the RFS program. The RFS for 2007 is 4.7 billion gallons of renewable fuel. Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. The RFS must be met by refiners, blenders and importers. Refiners, blenders and importer must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.
     The RFS system will be enforced through a system of registration, record keeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. The program will apply in 2007 prospectively from the effective date of the final rule.
     In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million flexible fuel vehicles capable of operating on E85 in the United States. Automakers have indicated plans to produce an estimated one million more flexible fuel vehicles per year. In addition, Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles. The American Coalition for Ethanol reports that there are currently over 1,000 retail gasoline stations supplying E85. However, this remains a relatively small percentage of the total number of United States retail gasoline stations, which is approximately 170,000.
     Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. In 2005, ADM announced its plan to add 500 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since the current national ethanol production capacity exceeds the 2006 RFS requirement, we believe that other market factors, such as the growing trend for reduced usage of methyl tertiary butyl ether (MTBE) by the oil industry, state renewable fuels standards and increases in voluntary blending by terminals, are primarily responsible for current ethanol prices. MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may decrease our revenues when we begin sales of product.
     Demand for ethanol has been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. We also believe that increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.
Trends and uncertainties impacting the corn and natural gas markets and our future cost of goods sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.
     As of November 9, 2006, the United States Department of Agriculture projected the 2006 corn crop at 10.745 million bushels, which will be the third largest corn crop on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historical high price levels well into 2007. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.
     We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. We expect the price of corn to remain above historical price levels and we will have to complete with other ethanol plants for our corn origination. Generally higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
     The price at which we will purchase corn will depend on prevailing market prices. A shortage may develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     Natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas usage will be approximately 15-20% of our annual total production cost. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Technology Developments
     A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. Various companies are currently working on or have already developed starch separation technologies that economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. We do not presently intend to remove corn oil from concentrated thin stillage. Our technology may not be successful or we may not be able to implement the technology in our ethanol plant at any point in the future.
Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Harrisville, Indiana. This schedule could change in the future depending on whether we receive additional grants.

Sources of
Funds (1)		Percent
Offering Proceeds (2)	$70,210,000	44.91%
Seed Capital Proceeds (3)	$1,360,000	0.87%
Grants(5)	$775,000	0.49%
Interest Income	$1,000,000	0.64%
Senior Debt Financing (4)	$83,000,000	53.09%
Total Sources of Funds	$156,345,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received subscriptions from investors for approximately $70,210,000 in our registered offering.

(3)	We have issued a total of 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have issued a total of 568 units in our two private placements in exchange for proceeds of $1,360,000.

(4)	On December 19, 2006, we closed our debt financing with First National Bank of Omaha. Our senior credit facility is in the amount of $96,000,000, consisting of a construction note of up to $83,000,000, a $10,000,000 revolving line of credit, and $3,000,000 in letters of credit.

(5)	In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the term of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. In addition, we have been awarded but have not yet received funds for a $250,000 grant from Randolph County and $125,000 from the city of Union City. The physical address of our plant site is in Union City, Indiana.
Estimated Uses of Proceeds
     The following table reflects our estimate of costs and expenditures for the ethanol plant expected to be built near Harrisville, Indiana. These estimates are based on discussions with Fagen, Inc., our design-builder. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
     Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$105,997,000	67.80%
CCI Contingencies	4,800,000	3.07%
Land cost	2,700,000	1.73%
Site development costs	5,470,000	3.50%
Construction contingency	6,383,000	4.08%
Construction performance bond	300,000	0.19%
Construction insurance costs	200,000	0.13%
Administrative building	500,000	0.32%
Office equipment	100,000	0.06%
Computers, Software, Network	190,000	0.12%
Railroad	5,500,000	3.52%
Rolling stock	960,000	0.61%
Fire Protection/Water Supply	6,345,000	4.06%
Capitalized interest	1,750,000	1.12%
Start up costs:
Financing costs	800,000	0.51%
Organization costs	1,500,000	0.96%
Pre production period costs	850,000	0.54%
Inventory — working capital	5,000,000	3.20%
Inventory — corn	3,000,000	1.92%
Inventory — chemicals and ingredients	500,000	0.32%
Inventory — Ethanol & DDGS	3,000,000	1.92%
Spare parts — process equipment	500,000	0.32%

Total	156,345,000	100.00%
     We expect the total funding required for the plant to be $156,345,000, which includes $105,997,000 plus approved change orders in the amount of $3,00,000 to build the plant and $50,348,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to $156,345,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Financial Results
     As of September 30, 2006, we have total assets of $999,376 consisting primarily of cash, property and equipment and deferred offering and financing costs. We have current liabilities of $145,637 consisting primarily of accounts payable and accrued expenses. Since our inception through September 30, 2006, we have accumulated losses of $481,609. Total members’ equity as of September 30, 2006, was $853,739. Since our inception, we have generated no revenue from operations. From inception to September 30, 2006, we had net losses of $481,609 primarily due to start-up business costs.
     Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $156,345,000. We raised approximately $70,210,000 through our registered offering which closed on November 6, 2006. We closed our debt financing on December 19, 2006 with First National Bank of Omaha. Our debt financing consists of an $83,000,000 construction loan, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit.
Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Employees
     We currently have one full-time employee, Angela Armstrong, our project coordinator. Under the terms of the agreement, Ms. Armstrong receives an annual salary of $50,000. In addition, we currently have two part-time employees. See “DESCRIPTION OF BUSINESS – Employees.”

ITEM 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
Cardinal Ethanol, LLC
Winchester, Indiana
We have audited the accompanying balance sheet of Cardinal Ethanol, LLC (a development stage company), as of September 30, 2006 and 2005, and the related statements of operations, changes in members’ equity, and cash flows for the years ended September 30, 2006 and 2005, and the period from inception (February 7, 2005) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC, (a development stage company) as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, and the period from inception (February 7, 2005) to September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants
Minneapolis, Minnesota
December 20, 2006

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$330,836	$5,295
Investments	—	66,573
Interest receivable	1,292	—
Prepaid expenses	25,193	13,726

Total current assets	357,321	85,594

Property and Equipment
Office equipment	17,033	5,681
Less accumulated depreciation	(1,955)	(79)

Net property and equipment	15,078	5,602

Other Assets
Deferred offering costs	596,977	18,685
Financing costs	20,000	—
Land options	10,000	—

Total other assets	626,977	18,685

Total Assets	$999,376	$109,881

	September 30,	September 30,
	2006	2005

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$141,781	$33,392
Accrued expenses	3,856	375

Total current liabilities	145,637	33,767

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 568 and 72 units outstanding at September 30, 2006 and 2005, respectively	1,335,348	120,000
Deficit accumulated during development stage	(481,609)	(43,886)

Total members’ equity	853,739	76,114

Total Liabilities and Members’ Equity	$999,376	$109,881

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Operations

	Year Ended	Year Ended	From Inception
	September 30,	September 30,	(February 7, 2005)
	2006	2005	to September 30, 2006
Revenues	$—	$—	$—

Operating Expenses
Professional fees	301,475	35,322	336,797
General and administrative	288,247	10,149	298,396

Total	589,722	45,471	635,193

Operating Loss	(589,722)	(45,471)	(635,193)

Other Income (Expense)
Grant income	100,000	—	100,000
Interest income	34,295	—	34,295
Dividend income	514	1,487	2,001
Miscellaneous income	18,000	—	18,000
Gain (loss) on sale of investments	(810)	98	(712)

Total	151,999	1,585	153,584

Net Loss	$(437,723)	$(43,886)	$(481,609)

Weighted Average Units Outstanding	477	68	316

Net Loss Per Unit	$(917.66)	$(645.38)	$(1,524.08)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Period from February 7, 2005 (Date of Inception) to September 30, 2006
Statement of Changes in Members’ Equity

Balance — February 7, 2005 (Date of Inception)	$—

Capital contributions - 72 units, $1,666.67 per unit, February 2005	120,000

Net loss for the period from inception to September 30, 2005	(43,886)

Balance — September 30, 2005	76,114

Capital contributions - 496 units, $2,500 per unit, December 2005	1,240,000

Costs related to capital contributions	(24,652)

Net loss for the year ending September 30, 2006	(437,723)

Balance — September 30, 2006	$853,739

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Cash Flows

	Year Ended	Year Ended	From Inception
	September 30,	September 30,	(February 7, 2005)
	2006	2005	to September 30, 2006

Cash Flows from Operating Activities
Net loss	$(437,723)	$(43,886)	$(481,609)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,876	79	1,955
(Gain) loss on sale of investments	810	(98)	712
Grant income	(100,000)	—	(100,000)
Unexercised land options	16,800	—	16,800
Change in assets and liabilities:
Interest receivable	(1,292)	—	(1,292)
Prepaid expenses	(11,467)	(13,726)	(25,193)
Accounts payable	111,223	21,507	132,730
Accrued expenses	3,481	375	3,856

Net cash used in operating activities	(416,292)	(35,749)	(452,041)

Cash Flows from Investing Activities
Capital expenditures	(12,937)	(4,096)	(17,033)
Payments for land options	(26,800)	—	(26,800)
Proceeds from (purchases of) investments, net	65,763	(66,475)	(712)

Net cash provided by (used in) investing activities	26,026	(70,571)	(44,545)

Cash Flows from Financing Activities
Proceeds from grants	100,000	—	100,000
Payments for deferred offering costs	(579,541)	(8,385)	(587,926)
Payments for financing costs	(20,000)	—	(20,000)
Costs related to capital contributions	(24,652)	—	(24,652)
Member contributions	1,240,000	120,000	1,360,000

Net cash provided by financing activities	715,807	111,615	827,422

Net Increase in Cash and Cash Equivalents	325,541	5,295	330,836

Cash and Cash Equivalents – Beginning of Period	5,295	—	—

Cash and Cash Equivalents – End of Period	$330,836	$5,295	$330,836

Supplemental Disclosure of Noncash Investing and Financing Activities

Deferred offering costs included in accounts payable	$9,051	$10,300	$9,051

Capital expenditures included in accounts payable	$—	$1,585	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion during the fall of 2008. As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
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
Investments
The Company classifies its investment in a money market fund, as available-for-sale and records it at fair market value, which approximates cost. The investment totaled $0 and $66,573 at September 30, 2006 and 2005, respectively. Realized gains and losses, determined using the average cost method, are included in earnings; unrealized holding gains and losses are accounted for under the average cost method and are reported as a separate component of members’ equity.
During the fiscal years ending September 30, 2006 and 2005, the Company received $66,216 and $35,000, respectively, in proceeds and made payments of $453 and $101,475, respectively, for investment purchases. The Company recorded a realized loss of $810 and gain of $98 for the fiscal years ending September 30, 2006 and 2005, respectively.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is provided over estimated useful lives (5-7 years for office equipment) by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
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
Financing Costs
Financing costs will be amortized over the term of the related debt by use of the effective interest method.
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
Fair Value of Financial Instruments
The carrying value of cash and equivalents and investments approximates their fair value. The Company estimates that the fair value of all financial instruments at September 30, 2006 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
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
The Company was further capitalized by current and additional members, contributing an aggregate of $1,240,000 for 496 units. These additional contributions were pursuant to a private placement memorandum in which the Company offered a maximum of 600 units of securities at a cost of $2,500 per unit for a maximum of $1,500,000. Each investor was required to purchase a minimum of 16 units for a minimum investment of $40,000. This offering was closed and the units were authorized to be issued on December 7, 2005.
The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
3. MEMBERS’ EQUITY
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC). The Offering was for a minimum of 9,000 membership units and up to 16,400 membership units for sale at $5,000 per unit for a minimum of $45,000,000 and a maximum of $82,000,000. The registration became effective June 12, 2006 and was closed on November 6, 2006. The Company received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. On December 7, 2006 the escrow proceeds were released to the Company.
4. INCOME TAXES
The differences between financial statement basis and tax basis of assets and liabilities at September 30 are as follows:

	2006	2005
Financial statement basis of assets	$999,376	$109,881
Plus: organization and start-up costs capitalized	471,722	45,471

Income tax basis of assets	$1,471,098	$155,352

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
5. BANK FINANCING
In August 2006, the Company entered into a loan commitment from a financial institution for the financing of the ethanol plant. On December 19, 2006, the Company entered into a definitive loan agreement with the same financial institution on terms substantially equivalent to the terms in the commitment. This agreement is for a construction loan of up to $83,000,000, an operating line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. The construction loan can be converted to a term loan. The term loan is expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project.
The loan fees consist of underwriting fees of $65,000 of which $20,000 was due and paid upon acceptance of the term sheet and $45,000 is due at loan closing. There is a 65 basis point construction commitment fee due at loan closing and an annual servicing fee of $20,000 due at the conversion of the construction loan to the permanent term note and upon each anniversary for five years which is to be billed out quarterly after the first year fee. The letters of credit commitment fees are equal to 2.25% per annum.
     These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The loan will be secured by substantially all the Company’s assets.
6. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $156,345,000. The Company anticipates funding the development of the ethanol plant with additional equity of $70,210,000 which the Company has raised through an offering and securing debt financing, grants, and other incentives of approximately $86,135,000. The Company has signed a letter of intent with a contractor, an

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
unrelated party, to design and build the ethanol plant at a total contract price of approximately $106,000,000. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the facility have been agreed upon, a specific site or sites have been determined and agreed upon, and at least 10% of the necessary equity has been raised. Further, the letter of intent terminates at December 31, 2008 unless financing for the facility has been secured. Either of the termination dates may be extended upon mutual written agreement. If the Construction Cost Index “CCI” (as defined in the letter of intent) for the month notice to proceed with the project is given has increased over the CCI for September 2005, the contract price will be increased by an equal percentage amount. Due to the increase in the CCI, at September 30, 2006 the estimated contract price increase is approximately $4,800,000 more than the price stipulated to in the letter of intent. This estimated increase has been provided for in the total project cost of $156,345,000. In December 2006, the Company entered into the design-build agreement.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of $109,000,000, which includes approximately $3,000,000 in change orders . As part of the contract, the Company will pay a mobilization fee, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 545 days, not to exceed $1,000,000.. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.
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
Office Lease
In August 2005, the Company entered into a one year operating lease for office space. The agreed upon rent for the entire term of the lease was payable in equal consecutive monthly installments of $600. The Company terminated this lease in August 2006.
In August 2006, the Company entered into a one year operating lease for office space. The agreed upon rent for the entire term of the lease shall not exceed $11,620, payable in equal consecutive monthly installments of $968. The Company has the option to renew this lease on a month to month basis with the same terms and conditions of the original agreement.
Land options
In March 2006, the Company entered into an agreement with an unrelated party to have the option to purchase 207.623 acres of land in Randolph County, Indiana until April 1, 2007. The Company is to pay $9,000 per surveyed acre, except for a 2.5 acre building site which shall be an additional $100,000. The Company paid $5,000 for this option and can extend the option for two additional six month terms for an additional consideration of $2,500 for each six month term extension. In December of 2006 the Company exercised this option and paid $9,000 per surveyed acre, for a total of $1,868,607. The Company did not exercise the portion of the option relating to the purchase of the building. All consideration of the option was applied to the purchase price of the land.
In May 2006, the Company entered into an agreement with an unrelated party to have the option to purchase 87.598 acres of land in Randolph County, Indiana until April 1, 2007. This property is adjacent to the 207.623 acres of land in Randolph County, Indiana that the Company purchased an option on in March 2006. The Company is to pay $9,000 per surveyed acre. The Company paid $5,000 for this option and can extend the option until October 1, 2007 for an additional consideration of $2,500 and until April 1, 2008 for an additional consideration of $5,000. In

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
December of 2006 the Company exercised this option and paid $9,000 per surveyed acre, for a total of $788,382. All consideration of the option was applied to the purchase price of the land.
The Company had entered into four other land purchase option agreements with unrelated individuals representing a total of approximately 350 acres of land in Randolph and Jay County. The Company does not plan to exercise these options and as of September 30, 2006, expensed the $16,800 paid in consideration for these options.
Grants
In December 2005, the Company was awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $100,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was December 5, 2005. The funding period for the grant will conclude within one year of the date of the signed agreement, but no later than December 31, 2006. The grant funds and matching funds shall only be used for the purposes and activities related to equity raising, marketing, risk management, and operational plans. Grant revenue for the fiscal year ending September 30, 2006 totaled $100,000 of which all funds have been received.
The county of Randolph and the city of Union City pledged $250,000 and $125,000, respectively, as grants to the Company if the Company were to locate their site within the county and city boundaries. In December 2006, the Company purchased land that fell within the county and city boundaries, making these two grants become available.
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds, with the expenditure of matching funds not to occur until the date the grant began, which was November 3, 2006. The funding period for the grant will conclude within one year of the date of the signed agreement. The grant funds and matching funds shall be used for working capital expenses.
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
In March 2006, the Company entered into a consulting agreement for assistance in negotiating contracts and financing activities. The Company paid a one-time commitment fee of $15,000 upon execution of the agreement and $60,000 upon receipt of equity marketing materials. The Company is also required to pay $15,000 at the date of financial close. The consulting company provided a representative to be physically present to provide technical assistance at the first equity meeting and continue to be available to be present as needed. The Company shall pay $300 per day, up to a maximum of $1,500 per week, for each day that consulting company personnel are physically present and on location. The Company shall also provide support services and reimburse the consulting company ordinary and necessary expenses up to $1,000 per week.
In April 2006, the Company entered into a project development agreement with the chairman of the board of directors and president of the Company to serve as project coordinator in developing, financing, and constructing the plant. Under the terms of the agreement, the project coordinator duties will include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. The Company shall pay a one-

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
time development fee of $100,000 at the time successful financing for the project is completed, which occurred on December 19, 2006.
In December 2006, the Company entered into a project development agreement with a company which is owned by a member of the board of directors to provide project development services to the Company in providing organizational and developmental services. Under the terms of the agreement, development services shall include supervision of site planning and preparation for construction of the Project. The Company shall pay a development fee equal to $26,000, payable in 2 equal installments on December 20, 2006 and March 1, 2007.
Rail Track Design
In January 2006, the Company entered into an agreement with an unrelated party to provide railroad track design services. The agreement includes site selection assistance, track engineering, bidding assistance and construction observation for $56,200 plus an additional fee of $1,950 for each site proposed.
Marketing Agreements
In December 2006, the Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.
In December 2006, the Company entered into an agreement with an unrelated company to purchase all of the ethanol the Company produces at the plant. The Company agrees to pay a fixed percentage fee of .90% of the net sale price for marketing and distribution. The initial term of the agreement is five years with automatic renewal for one year terms thereafter, unless otherwise terminated by either party.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A. CONTROLS AND PROCEDURES.
          Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Treasurer and Principal Financial and Accounting Officer, Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
          None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
     The following table shows the directors and officers of Cardinal Ethanol:

Director	Office
Troy Prescott	Director & Chairman/President
Thomas Chalfant	Director & Vice Chairman/Vice President
Dale Schwieterman	Director & Treasurer
Jeremey Jay Herlyn	Director & Secretary
Robert E. Anderson	Director
Lawrence Allen Baird	Director
Larry J. Barnette	Director
Ralph Brumbaugh	Director
Thomas C. Chronister	Director
Robert John Davis	Director
David Matthew Dersch	Director
G. Melvin Featherston	Director

Director	Office
John W. Fisher	Director
Everett Leon Hart	Director
Barry Hudson	Director
Lee James Kunzman	Director
Cyril George LeFevre	Director
Robert L. Morris	Director
Curtis Allan Rosar	Director
John N. Shanks II	Director
Michael Alan Shuter	Director
Steven John Snider	Director
Jerrold Lee Voisinet	Director
Andrew J. Zawosky	Director
Business Experience of Directors and Officers
     The following is a brief description of the business experience and background of our officers and Directors.
     Troy Prescott, Chairman/President, Director, Age 41, 3780 North 250 East, Winchester, Indiana 47394.
     Mr. Prescott has been a grain farmer in Randolph County, Indiana for the past 22 years and presently owns and operates a 2,500-acre row crop farm near Winchester, Indiana. In addition, for the past 11 years Mr. Prescott and his wife owned and operated Cheryl’s Restaurant which they sold in December 2005. He is currently serving his second term on the board of directors for the Randolph Central School District.
     Mr. Prescott has served as our president and a director since our inception. Pursuant to our operating agreement, Mr. Prescott will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Thomas E. Chalfant, Vice Chairman/Vice President, Director, Age 56, 12028 West 700 North, Parker City, Indiana 47368.
     Mr. Chalfant has been farming in Randolph County since 1974 and is the Vice President and Secretary of Chalfant Farms, Inc. He also is a member of the board of directors for United Communities National Bank since 1999, and is the President of the Randolph County Farm Bureau. Mr. Chalfant graduated from Purdue University with a bachelors of science in agriculture.
     Mr. Chalfant has served as our vice chairman/vice president and a director since our inception. Pursuant to our operating agreement, Mr. Chalfant will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Dale A. Schwieterman, Treasurer, Director, Age 56, 3924 Cr 716 A, Celina, Ohio 45822.
     Since 1974, Mr. Schwieterman has been employed as a Certified Public Accountant. Since July 17, 1987, he has served as the President of McCrate DeLaet and Co., which provides accounting and tax consulting and preparation services. He also manages a 970-acre grain farm operation in Mercer County, Ohio. He graduated from Bowling Green University with a degree in business in 1972.
     Mr. Schwieterman has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Schwieterman will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Jeremey Jay Herlyn, Secretary, Director, Age 35, 631 SW 15th, Richmond, Indiana 47374.

     Since December 1999, Mr. Herlyn has been the Plant Manager for Land O’Lakes Purina Feed, LLC in Richmond, Indiana, where he has been employed since June 1994. He received a bachelor’s of science in agricultural engineering from South Dakota State University in 1994.
     Mr. Herlyn has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Herlyn will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Robert E. Anderson, Director, Age 76, 5737 East 156th Street, Noblesville, Indiana 46062.
     For the past 33 years, Mr. Anderson has been an owner and operator of Iron Wheel Farm, Inc., an 1,800-acre farming operating. Until his retirement in 1987, he worked 42 years as a life insurance agent for Equitable Life Insurance Company. He is also the Past President of Indianapolis Life Insurance Association. Mr. Anderson previously served as Lt. Governor for Kiwanis of Indiana.
     Mr. Anderson has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Anderson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Lawrence Allen Baird, Director, Age 64, 2579 S 500 West, Tipton, Indiana 46072.
     Since 1962, Mr. Baird has been farming in the Tipton, Indiana area and he is currently the owner and operator of Baird Farms, a 3,000-acre crop farming operation. Mr. Baird has been a seed sales representative for Pioneer Hi-Bred International, Inc. since 1973.
     Mr. Baird has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Baird will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Larry J. Barnette, Director, Age 53, 3247 North 300 East, Portland, Indiana 47371.
     Mr. Barnette is the operations manager of LPI Transportation and LPI Excavation for the past 30 years. He also has 200-acre grain farm in the Portland, Indiana area. He is a former member of the board of directors for the Jay County Farm Bureau. Mr. Barnette has served as a director since our inception.
     Mr. Barnette has served as a director since our inception. Pursuant to our operating agreement, Mr. Barnette will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Ralph E. Brumbaugh, Director, Age 64, 6290 Willis Road, Greenville, Ohio 45331.
     Mr. Brumbaugh is a director and part-owner of Brumbaugh Construction, Inc., a commercial construction business which he founded in 1962. Since 1974, he has been the owner of Creative Cabinets, a commercial interior supply company. In 2005, his companies employed over 200 people and grossed over $50 million in sales.
     Mr. Brumbaugh has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Brumbaugh will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Thomas C. Chronister, Director, Age 55, 440 Kerr Island North, Rome City, Indiana, 46784.
     Since 1975, Mr. Chronister has worked as the manager and pharmacist for Chronister Kendallville Drug, Inc. He also owns and operates 160 apartments in the Fort Wayne, Indiana area. Mr. Chronister graduated from Purdue University in 1975 with a bachelor’s degree in pharmacy.

     Mr. Chronister has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Chronister will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Robert John Davis, Director, Age 47, 4465 North County Road 100 E, New Castle, Indiana 47362.
     Mr. Davis has been the owner and operator of Spiceland Wood Products, Inc., a manufacturing firm supplying the residential and commercial marketplace with customized wood products, since 2001. Previously he was the Vice President of Operations for Frank Miller Lumber Company. He also owns a 160-acre farm near New Castle, Indiana. He graduated from Purdue University School of Engineering in Materials Engineering
     Mr. Davis has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Davis will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     David Mathews Dersch, Director, Age 69, 305 Greenbriar Road, Muncie, Indiana 47304.
     In 1987, Dr. Dersch co-founded S & S Steel Corporation in Anderson, Indiana and currently serves as its Vice President. He has also served as a member of the Dean’s Council of Indiana University Medical School for the past 15 years and has been a member of the Board of Directors of Bob Jones University, in Greenville, South Carolina for the last 10 years. He was a practicing physician for OB-GYN, PC, since 1969, and is now retired. Dr. Dersch graduated from the University of Indiana.
     Dr. Dersch has served as a director since December 7, 2005. Pursuant to our operating agreement, Dr. Dersch will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     G Melvin Featherston, Director, Age 81, 14740 River Road, Noblesville, Indiana 46062.
     Mr. Featherston began his farming career in 1943, and is now semi-retired. He currently manages Featherston Farm, LLC, an approximately 2,200-acre farming operation located throughout Randolph County, Wayne County and Shelby County, Indiana.
     Mr. Featherston has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Featherston will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     John Wesley Fisher, Director, Age 91, 3711 Burlington, Muncie, Indiana 47302.
     Mr. Fisher is an honorary director and chairman emeritus of the board of directors of Ball Corporation, a manufacturer of metal and plastic container and aerospace components. Mr. Fisher joined Ball Corporation in 1941 as a trainee. Following nine years in various manufacturing assignments he was named vice president of manufacturing, and in 1954 became vice president of sales. Mr. Fisher was elected a corporate vice president in 1963, and was named president and CEO in 1970. He was elected chairman and CEO in 1978. Mr. Fisher retired as CEO in 1981 and as chairman of the board in 1986. He had served as a director of Ball Corporation since 1943. Mr. Fisher is a life director and past chairman of the board of directors of the National Association of Manufacturers. He currently serves as chairman of Cardinal Health System in Muncie, Indiana, a life trustee of DePauw University, a member of the University of Tennessee Development Council, a regent of the Indiana Academy and a member of the East Central Indiana Committee on Medical Education. Mr. Fisher is the President of Fisher Properties of Indiana, Inc., which operates a large fish farm, cherry and apple orchard, and a grain farm. Mr. Fisher received a bachelor’s degree from the University of Tennessee in 1938 and an MBA from the Harvard Graduate School of Business Administration in 1942.
     Mr. Fisher has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Fisher will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

     Everett Leon Hart, Director, Age 69, 6934 Bradford Children’s Home Road, Greenville, Ohio 45331.
     Since February 2003, Mr. Hart has been in Sales Service with L.A.H. Development LLC, and for 30 years, he owned and operated Nu-Way Farm Systems, Inc.
     Mr. Hart has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Hart will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Barry Hudson, Director, Age 66, 1525 S Meridian, Portland, Indiana 47371.
     Mr. Hudson is the Chairman of the Board and President of First National Bank in Portland, Indiana. He retired from First National Bank in March 2005 after 22 years of service.
     Mr. Hudson has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Hudson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Lee James Kunzman, Director, Age 62, 4740 Pennington Ct, Indianapolis, Indiana 46254.
     Mr. Kunzman is the Vice President and General Manager for Hemelgarn Racing Inc. since 1984. He has also served as the Vice President of Kunzman Motor Co Inc. from 1972 to 1979.
     Mr. Kunzman has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Kunzman will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Cyril George LeFevre, Director, Age 59, 1318 Fox Road, Ft. Recovery, Ohio 45846.
     Mr. LeFevre has been the President and owner of Ft. Recovery Equipment Co. Inc. for the past 35 years. He also owns and operates a 2,500 acre farming operation. Mr. LeFevre received an industrial engineering degree from University of Dayton in 1969.
     Mr. LeFevre has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. LeFevre will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Robert L. Morris, Director, Age 60, 9380 W. CR 1000 South, Losantville, Indiana 47354.
     Mr. Morris has been a practicing certified public accountant for the past 33 years. He has been a practicing Certified Public Accountant in Winchester, Indiana for the past 28 years and currently owns and operates Robert L. Morris & Co., P.C. He also is a member of the Randolph County Revolving Loan Board and has served as an advisory board member for the Winchester office of Mutual Federal Savings Bank since 1985. Mr. Morris received a bachelor’s degree in accounting from Ball State University in 1968.
     Mr. Morris has served as a director since our inception. Pursuant to our operating agreement, Mr. Morris will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Curtis Allan Rosar, Director, Age 66, 3587 Wernle Road, Richmond, Indiana 47374.
     Since 1982, Mr. Rosar is the President of C. Allan Rosar and Associates which manages family investments and various partnerships. He is a former director on the Wayne County Foundation, where he continues to serve on the investment committee. Mr. Rosar is also a director of the Reid Hospital and Health Care Governing Board, and

serves on the executive committee and on the finance committee. In addition, he serves on the YMCA Board. He received a bachelor’s degree in industrial engineering in 1962 from Lehigh University, Bethlehem, Pennsylvania.
     Mr. Rosar has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Rosar will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     John Nelton Shanks II, Director, Age 61, 349 N 500 W, Anderson, Indiana 46011.
     Mr. Shanks has been a practicing attorney since 1971. Since 2003, he has been practicing as Shanks Law Office. Prior to that, Mr. Shanks was a partner at Ayres, Carr and Sullivan, P.C. He is also a registered civil mediator and a public and governmental affairs consultant and a licensed Indiana insurance agent. Mr. Shanks was admitted to practice before the Supreme Court of Indiana in 1971, the United States District Court for the Southern District in Indiana in 1971, and the United States Court of Appeals for the Seventh Circuit in 1972. He also is a member of the board of directors and treasurer for Capital Plus Credit Union and serves an officer and director for Capital Plus Service Corporation and Indiana Public Employers’ Plan, Inc. Mr. Shanks is also a member of the Indiana State Bar Association where he serves as editor of the General Practice Newsletter and is a founder, officer and director of the Indiana Workers Compensation Institute, Inc. Since August 2005, Mr. Shanks has served as a Title IV-D Commissioner for the Unified Courts of Madison County, Indiana. He received his bachelor of arts from Indiana University in 1968, then went on to Indiana University School of Law, graduating in 1971 with a juris doctorate.
     Mr. Shanks has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Shanks will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Michael Alan Shuter, Director, Age 55, 6376 N 300 W, Anderson, Indiana 46011.
     Since 1973, Mr. Shuter has been the owner and operator of Shuter Sunset Farms, Inc., a farming operation which includes 3,000 acres of corn and soybeans, an 8,000-head wean to finish hog operation, and 35 head beef cow herd. He graduated from Purdue University in 1972 with a bachelors of science in agricultural economics.
     Mr. Shuter has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Shuter will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Steven John Snider, Director, Age 47, 7290 N. Langdon Rd., Yorktown, Indiana 47396.
     Mr. Snider is the Region Manager for AgReliant Genetics in Westfield, Indiana, with whom he began his career in 1982. He is the Secretary of Silver Fox Developments in Warsaw, Indiana and he is the managing partner of DMOR, LLC, a real estate development and investment group. H received a bachelor’s degree in agricultural economics from Purdue University in 1982. .
     Mr. Snider has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Snider will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
     Jerrold Leo Voisinet, Director, Age 59, 450 Garby Road, Piqua, Ohio 45356.
     Since 1980, Mr. Voisinet has been the owner and manager of two storage rental facilities, containing more than 1,300 units, located in Miami County and Mercer County, Ohio. Prior to that, Mr. Voisinet served in the U.S. Army, where he retired after a 20 year career in 1996 as a Logistics Sergeant.
     Mr. Voisinet has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Voisinet will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

     Andrew Zawosky Jr., Director, Age 65, 50 Celestial Way # 208, Juno Beach, Florida 33408.
     Mr. Zawosky was the owner and operator of Zawosky Trucking in Greenville, Ohio for nearly 25 years. He retired from General Motors in 1994 after 30 years of service. He graduated from Penn State with a bachelor’s of science degree in engineering in 1962.
     Mr. Zawosky has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Zawosky will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Code of Ethics
          Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Troy Prescott, and our principal financial officer, Dale Schwieterman. Each of these individuals signed an acknowledgment of his receipt of our code of ethics. We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.
          Any person who would like a copy of our code of ethics may contact the company at (765) 548-2209. Upon request we will provide copies of the code of ethics at no charge to the requestor.
Identification of Audit Committee
          In August 2006 the Board of Directors appointed an Audit Committee consisting of Dale Schwieterman, John Fisher, Thomas Chronister and Thomas Chalfant.
Audit Committee Financial Expert
          Our board of directors has determined that we do not currently have an audit committee financial expert serving on our audit committee. We do not have an audit committee financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 401 of Regulation S-B and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nomination to our board and appointments to the audit committee.
ITEM 10. EXECUTIVE COMPENSATION.
          Troy Prescott is currently serving as our Chairman and President and Tom Chalfant is currently serving as our Vice Chairperson and Vice President. Dale Schwieterman is our treasurer and Jeremey Herlyn is our secretary. We do not compensate Mr. Prescott, Mr. Chalfant, Mr. Schwieterman or Mr. Herlyn for their service as officers.
          We entered into a Project Development Fee Agreement with Troy Prescott under which Mr. Prescott is entitled a development fee equal to $100,000 in exchange for services related to the development of our business. The development fee was to be paid to Mr. Prescott when we executed and delivered all required documents to our project lender for debt financing. We executed and delivered these documents on December 19, 2006.
          In addition, we entered into a Project Development Fee Agreement with Spiceland Wood Products, Inc. under which we agreed to pay Spiceland Wood Products a development fee of $26,000 in exchange for services performed by Robert Davis, the principal of Spiceland Wood Products, related to the development of our business. One-half of the development fee ($13,000) will be paid to Spiceland Wood Products on December 20, 2006 and the remaining half ($13,000) will be paid on March 1, 2007.
          For our fiscal year ended September 30, 2006, none of our directors or officers received any compensation.
          We do not have any other compensation arrangements with our directors and officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
Security Ownership of Certain Beneficial Owners
     As of December 15, 2006 we had the following beneficial owners of more than 5% of the outstanding units:

		(3) Amount and
(1) Title of	(2) Name and Address of	Nature of	(4) Percent
Class	Beneficial Owner	Beneficial Owner	of Class
Membership Units	Stephen L. Clark Family Partnership, LP 1223 North Rock Rd, Bldg E, Suite 200 Witchita, KS 67206	950	6.52%
Security Ownership of Management
     As of December 15, 2006, our directors and officers owned membership units as follows:

		(3) Amount and
(1) Title of	(2) Name and Address of	Nature of	(4) Percent
Class	Beneficial Owner	Beneficial Owner	of Class
Membership Units	Troy Prescott
	3780 N. 250 East
	Winchester, IN 47394	82 units	0.56%

Membership Units	Thomas Chalfant
	12028 W. 700 North
	Parker City, IN 47368	57 units	0.39%

Membership Units	Dale Schwieterman
	3924 CR 716 A
	Celina, OH 45822	46 units	0.32%

Membership Units	John N. Shanks, II
	349 N. 500 West
	Anderson, IN 46011	16 units	0.11%

Membership Units	Robert E. Anderson
	5737 E. 156th Street
	Noblesville, IN 46062	88 units	0.60%

Membership Units	Lawrence Allen Baird
	2579 S. 500 West
	Tipton, IN 46072	48 units	0.33%

Membership Units	Larry J. Barnette
	3247 N. 300 East
	Portland, IN 47371	26 units	0.18%

Membership Units	Ralph Brumbaugh
	P.O. Box 309
	Arcanum, OH 45304	100 units	0.69%

Membership Units	Thomas C. Chronister
	440 Kerr Island North
	Rome City, IN 46784	76 units	0.52%

Membership Units	Robert John Davis
	4465 N. Co. Rd. 100 East
	New Castle, IN 47362	36 units	0.25%

		(3) Amount and
(1) Title of	(2) Name and Address of	Nature of	(4) Percent
Class	Beneficial Owner	Beneficial Owner	of Class
Membership Units	David Matthew Dersch(1)
	305 N. Greenbriar Rd.
	Muncie, IN 47304	696 units	4.77%

Membership Units	G. Melvin Featherston(2)
	14740 River Rd.
	Noblesville, IN 46062	106 units	0.73%

Membership Units	John W. Fisher(3)
	P.O. Box 1408
	Muncie, IN 47308	238 units	1.63%

Membership Units	Everett Hart(5)
	6934 Bradford Children’s Home Rd.
	Greenville, OH 45331	100 units	0.69%

Membership Units	Jeremey Jay Herlyn
	841 Hidden Valley Dr.
	Richmond, IN 47374	36 units	0.25%

Membership Units	Barry Hudson
	1525 Meridian St.
	Portland, IN 47371	66 units	0.45%

Membership Units	Lee James Kunzman
	4740 Pennington Ct.
	Indianapolis, IN 46254	20 units	0.14%

Membership Units	Cyril George LeFevre
	1318 Fox Rd.
	Fort Recovery, OH 45846	36 units	0.25%

Membership Units	Robert L. Morris
	9380 W. CR 1000 S.
	Losantville, IN 47354	32 units	0.22%

Membership Units	Curtis Allan Rosar(4)
	3587 Wernle Rd.
	Richmond, IN 47374	326 units	2.24%

Membership Units	Michael Alan Shuter
	6376 N. 300 West
	Anderson, IN 46011	26 units	0.18%

Membership Units	Steven John Snider
	7290 Langdon Rd.
	Yorktown, IN 47396	40 units	0.27%
Membership Units	Jerrold Lee Voisinet
	450 Garby Rd.
	Piqua, OH 45356	24 units	0.16%

Membership Units	Andrew J. Zawosky
	50 Celestial Way # 208
	Juno Beach, FL 33408	120 units	0.82%

Membership Units	All Directors and Officers as a Group	2,441 units	16.75%

(1)   Includes 600 units owned by Dersch Energy, LLC. David Dersch is a principal of Dersch Energy, LLC.
(2)   Includes 60 units owned by Melrock Farms, LLC. G. Melvin Featherston is a principal of Melrock Farms, LLC.
(3)   Includes 100 units owned by Ball Brothers Foundation and 60 units owned by Fisher Properties of Indiana, Inc. John Fisher is a principal of Ball Brothers Foundation and Fisher Properties of Indiana, Inc.
(4)   Includes 40 units owned by Rosar Family, L.P., 20 units owned by Quad Investments, and 100 units owned by Devco Realty. Curtis Allan Rosar is a principal in Rosar Family, L.P., Quad Investments, and Devco Realty.
(5)   Includes 100 units owned by Constance L. Hart. Constance L. Hart is the spouse of Everett Hart.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Transaction with director and member Troy Prescott
     On April 21, 2006, we entered into a project development agreement with Troy Prescott to compensate him for assisting us in developing, financing and constructing our plant. Mr. Prescott is chairman of our board of directors and president of Cardinal Ethanol. Under the terms of the agreement, his duties include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. Mr. Prescott is also responsible for apprising our board of the status of the project and of any material events, assisting us with the development of policies regarding construction of the project, and any other duties as directed by our board with respect to the development, financing and construction of our plant. For performing these development services for us, we paid Mr. Prescott a one-time development fee equal to $100,000. This fee was to be paid to Mr. Prescott when we executed and delivered all required documents to our project lender(s) for debt financing. We executed and delivered these documents on December 19, 2006.
     We believe that the terms of the consulting agreement with Mr. Prescott are comparable to that which we could have obtained from an unaffiliated third party. The terms of the consulting agreement, including the amount of compensation payable to Mr. Prescott, were approved by a majority of disinterested directors. Our board believes that the $100,000 development fee paid to Mr. Prescott is reasonable in light of the services provided to us and that will be provided to us by Mr. Prescott.

ITEM 13. EXHIBITS.
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing
3.1	Articles of Organization of Indiana Ethanol, LLC, Indiana.	1

3.1A	Name Change Amendment.	1

3.3	Second Amended & Restated Operating Agreement of the registrant.	1

4.1	Form of membership unit certificate.	1

4.2	Amended Form of Subscription Agreement.	3

4.3	Escrow Agreement dated April 21, 2006 between Cardinal Ethanol, LLC and First Merchants Trust Company, N.A.	2

5.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain securities matters.	4

8.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain tax matters.	4

10.1	Letter of Intent dated June 13, 2005 between Cardinal Ethanol, LLC and Fagen, Inc.	1

10.2	Amendment Number One to Letter of Intent dated October 24, 2005 between Cardinal Ethanol, LLC and Fagen, Inc.	1

10.3	Letter Agreement dated June 8, 2005 between Cardinal Ethanol, LLC and Planscape Partners.	1

10.4	Commercial Lease dated August 15, 2005 between Cardinal Ethanol, LLC and OMCO Mould, Inc.	1

10.5	Employment Agreement dated November 7, 2005 between Cardinal Ethanol, LLC and Angela J. Armstrong.	1

10.6	Phase I and II Engineering Services Agreement with Fagen Engineering, LLC dated December 19, 2005.	1

10.7	Letter Agreement dated January 13, 2006 between Cardinal Ethanol, LLC and TerraTec Engineering, LLC.	1

10.8	Service Agreement dated January 17, 2006 between Cardinal Ethanol, LLC and RTP Environmental Associates, Inc.	1

10.9	Energy Management Agreement dated January 23, 2006 between Cardinal Ethanol, LLC and U.S. Energy Services, Inc.	1

10.10	Real Estate Option Agreement dated December 21, 2005 between the Rodgers Farms LLC and Cardinal Ethanol, LLC.	1

Exhibit		Method of
No.	Description	Filing
10.11	Real Estate Option Agreement dated January 10, 2005 between Timothy L. and Diana S. Cheesman, the Lydia E. Harris Trust and the Mary Frances James Revocable Trust Agreement dated September 18, 2003 and Cardinal Ethanol, LLC.	1

10.12	Real Estate Option Agreement dated January 11, 2006 between Dale and Bonnie Bartels and Cardinal Ethanol, LLC.	1

10.13	Real Estate Option Agreement dated February 17, 2006 between Douglas R. and Mary E. Stafford and Cardinal Ethanol, LLC.	2

10.14	Real Estate Option Agreement dated March 22, 2006 between Nelson E. Bateman and Cardinal Ethanol, LLC.	2

10.15	Consulting Agreement dated March 27, 2006 between Cardinal Ethanol, LLC and Above Zero Media, LLC.	2

10.16	Project Development Fee Agreement dated April 21, 2006 between Cardinal Ethanol, LLC and Troy Prescott.	2

10.17	Real Estate Option Agreement dated May 11, 2006 between M.J.C.F. Farms, Inc. and Cardinal Ethanol, LLC.	4

10.18	Project Development Fee Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Spiceland Wood Products, Inc.	*

10.19	Distiller’s Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.	*

10.20	Lump Sum Design-Build Agreement dated December 14, 2006 between Cardinal Ethanol, LLC and Fagen, Inc. +	*

10.21	Ethanol Purchase and Sale Agreement dated December 20, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.	*

10.22	Construction Loan Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

10.23	Construction Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

10.24	Revolving Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

10.25	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

10.26	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

10.27	Security Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

Exhibit		Method of
No.	Description	Filing
10.28	Master Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	*

14.1	Code of Ethics.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on April 26, 2006 to our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 2 filed on May 12, 2006 to our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(4)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 3 filed on May 26, 2006 to our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended September 30, 2005, and the fiscal year ended September 30, 2006 are as follows:

Category	Year	Fees
Audit Fees(1)	2006	$65,280
	2005	$30,355

Audit-Related Fees(1)	2006	—
	2005	—

Tax Fees	2006	$1,035
	2005	—

All Other Fees	2006	—
	2005	—

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.

     Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.
     100% of all audit services, audit-related services and tax-related services were pre-approved by our Audit Committee.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date:December 19, 2006	/s/ Troy Prescott
Troy Prescott
Chairman (Principal Executive Officer)

Date: December 19, 2006	/s/Dale Schwieterman

Dale Schwieterman Treasurer (Principal Financial and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 19, 2006	/s/ Troy Prescott
Troy Prescott
Chairman (Principal Executive Officer)

Date: December 19, 2006	/s/ Dale Schwieterman

Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)

Date: December 19, 2006	/s/ Thomas Chalfant

Tom Chalfant
Vice Chairman, Vice President and Director

Date: December 19, 2006	/s/ Jeremey Herlyn

Jeremey Herlyn, Director

Date: December 19, 2006	/s/ Robert E. Anderson

Robert E. Anderson, Director

Date: December 19, 2006	/s/ Lawrence Allen Baird

Lawrence Allen Baird, Director

Date: December 19, 2006	/s/ Larry J. Barnette

Larry J. Barnette, Director

Date: December 19, 2006	/s/ Ralph Brumbaugh

Ralph Brumbaugh, Director

Date: December 19, 2006	/s/ Thomas C. Chronister

Thomas C. Chronister, Director

Date: December 19, 2006	/s/ Robert John Davis

Robert John Davis, Director

Date: December 19, 2006	/s/ David M. Dersch

David Matthew Dersch, Director

Date: December 19, 2006	/s/ G. Melvin Featherston

G. Melvin Featherston, Director

Date: December 19, 2006	/s/ John W. Fisher

John W. Fisher, Director

Date: December 19, 2006	/s/ Everett Leon Hart

Everett Leon Hart, Director

Date: December 19, 2006	/s/ Cyril G. LeFevre

Cyril G. LeFevre, Director

Date: December 19, 2006	/s/ Robert L. Morris

Robert L. Morris, Director

Date: December 19, 2006	/s/ C. Allan Rosar

C. Allan Rosar, Director

Date: December 19, 2006	/s/ Michael A. Shuter

Michael A. Shuter, Director

Date: December 19, 2006	/s/ Steven J. Snider

Steven J. Snider, Director

Date: December 19, 2006	/s/ Jerrold L. Voisinet

Jerrold L. Voisinet, Director