Form 10QSB
period 2006-12-31
Cardinal Ethanol LLC
filed 2007-02-14
CIK 1352081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from            to       .
Commission file number 333-131749
CARDINAL ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Indiana	20-2327916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 OMCO Square, Suite 201, Winchester, IN 47394
(Address of principal executive offices)
(765) 584-2209
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes      ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes      ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of December 31, 2006 there were 14,582 units outstanding.
Transitional Small Business Disclosure Format (Check one):      ☐ Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

December 31,
2006
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,568,298
Interest receivable	153,820
Prepaid expenses	12,388

Total current assets	60,734,506

Property and Equipment
Office equipment	17,148
Construction in process	8,022,043
Land	2,657,484

10,696,675
Less accumulated depreciation	(2,608)

Net property and equipment	10,694,067

Other Assets
Financing costs	743,383

Total Assets	$72,171,956

December 31,
2006
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$849,927
Construction retainage payable	800,000
Accrued expenses	2,606
Derivative instruments	163,268

Total current liabilities	1,815,801

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 14,582 units outstanding at December 31, 2006	70,806,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(163,268)
Deficit accumulated during development stage	(286,790)

Total members’ equity	70,356,155

Total Liabilities and Members’ Equity	$72,171,956

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	December 31,	December 31,	(February 7, 2005)
	2006	2005	to December 31, 2006

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	222,789	12,026	559,586
General and administrative	144,125	16,650	442,521

Total	366,914	28,676	1,002,107

Operating Loss	(366,914)	(28,676)	(1,002,107)

Other Income (Expense)
Grant income	—	—	100,000
Interest and dividend income	561,683	5,534	597,979
Miscellaneous income	—	—	18,000
Loss on sale of investments	—	(760)	(712)
Gain on sale of fixed asset	50	—	50

Total	561,733	4,774	715,317

Net Income (Loss)	$194,819	$(23,902)	$(286,790)

Weighted Average Units Outstanding	4,376	207	835

Net Loss Per Unit	$44.52	$(115.47)	$(343.46)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Period from February 7, 2005 (Date of Inception) to December 31, 2006
Condensed Statement of Changes in Members’ Equity

				Accumulated
				Other
	Member	Retained	Comprehensive	Comprehensive
	Contributions	Earnings	Income (Loss)	Loss

Balance — February 7, 2005 (Date of Inception)

Capital contributions - 72 units, $1,666.67 per unit, February 2005	120,000

Net loss for the period from inception to September 30, 2005		(43,886)

Balance — September 30, 2005	120,000	(43,886)		—

Capital contributions - 496 units, $2,500 per unit, December 2005	1,240,000

Costs related to capital contributions	(24,652)

Net loss for the year ending September 30, 2006		(437,723)

Balance — September 30, 2006	1,335,348	(481,609)	—	—

Capital contributions - 14,042 units, $5,000 per unit, December 2006	70,210,000

Subscriptions receivable	(126,000)

Costs related to capital contributions	(613,135)

Comprehensive income
Net income for the three months ending December 31, 2006		194,819	194,819

Other comprehensive income
Unrealized loss on derivative contracts			(163,268)	(163,268)

Balance — December 31, 2006	$70,806,213	$(286,790)	$31,551	$(163,268)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended	From Inception
	December 31,	December 31,	(February 7, 2005)
	2006	2005	to December 31, 2006

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (income) loss	$194,819	$(23,902)	$(286,790)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	703	259	2,658
(Gain) loss on sale of investments	—	760	712
Gain on sale of asset	(50)		(50)
Grant income	—	—	(100,000)
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Interest receivable	(152,528)	(3,208)	(153,820)
Prepaid expenses	12,805	103	(12,388)
Accounts payable	96,223	(7,216)	228,953
Accounts payable — member	—	595	—
Accrued expenses	(1,250)	974	2,606

Net cash provided by (used in) operating activities	150,722	(31,635)	(301,319)

Cash Flows from Investing Activities
Capital expenditures	(115)	(2,252)	(17,148)
Purchase of land	(2,647,484)	—	(2,647,484)
Payments for construction in process	(7,219,167)	—	(7,219,167)
Payments for land options	—	—	(26,800)
Proceeds from (purchases of) investments, net	—	49,547	(712)

Net cash provided by (used in) investing activities	(9,866,766)	47,295	(9,911,311)

Cash Flows from Financing Activities
Proceeds from grants	—	—	100,000
Payments for offering costs	(25,209)	(3,924)	—
Payments for financing costs	(105,285)	—	(125,285)
Costs related to capital contributions	—	(6,847)	(637,787)
Member contributions	70,084,000	1,240,000	71,444,000

Net cash provided by financing activities	69,953,506	1,229,229	70,780,928

Net Increase in Cash and Cash Equivalents	60,237,462	1,244,889	60,568,298

Cash and Cash Equivalents — Beginning of Period	330,836	5,295	—

Cash and Cash Equivalents — End of Period	$60,568,298	$1,250,184	$60,568,298

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$802,876	$—	$802,876

Financing costs in accounts payable	$618,098	$—	$618,098

Deferred offering costs included in accounts payable	$—	$19,880	$—

Capital expenditures included in accounts payable	$—	$3,442	$—

Land option included in accounts payable	$—	$5,000	$—

Deferred offering costs netted against member’s equity	$613,185	$24,652	$637,787

Land option applied to land purchase	$10,000	$—	$10,000

Loss on derivative instruments included in other comprehensive income	$163,268	$—	$163,268

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
December 31, 2006 (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006, contained in the Company’s annual report on Form 10-KSB.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion during the fall of 2008. As of December 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist of commercial paper and variable rate preferred investments, totaled $60,198,558 at December 31, 2006.
The Company maintains its accounts primarily at three financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is provided over estimated useful lives (5-7 years for office equipment) by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company will begin depreciating plant assets once the plant is operational.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
December 31, 2006 (Unaudited)
Deferred Offering Costs
The Company deferred costs incurred to raise equity financing until that financing occurred. At the time that the issuance of new equity occurred, the costs were netted against the proceeds received. The private placement memorandum offering was closed on December 7, 2005 and deferred offering costs totaling $24,652 were netted against the related equity raised. The public offering was closed on December 7, 2006 and $613,135 of deferred offering costs were netted against the related equity offering.
Financing Costs
Costs associated with the issuance of loans will be classified as financing costs. Financing costs will be amortized over the term of the related debt by use of the effective interest method, beginning when the Company draws on the loans.
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
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the December 31, 2006 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At December 31, 2006, the Company had an interest rate swap with a fair value of $163,268 recorded as a liability. The interest rate swap is designated as a cash flow hedge.
Income Taxes
Cardinal Ethanol, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at December 31, 2006 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
December 31, 2006 (Unaudited)
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
3. MEMBERS’ EQUITY
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC). The Offering was for a minimum of 9,000 membership units and up to 16,400 membership units for sale at $5,000 per unit for a minimum of $45,000,000 and a maximum of $82,000,000. The registration became effective June 12, 2006 and was closed on November 6, 2006. The Company received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. On December 7, 2006 escrow proceeds of $70,084,000 were released to the Company. At December 31, 2006 $126,000 was receivable for units subscribed. The 28 units related to those subscriptions have not yet been issued.
4. BANK FINANCING
In August 2006, the Company entered into a loan commitment from a financial institution for the financing of the ethanol plant. On December 19, 2006, the Company entered into a definitive loan agreement with the same financial institution on terms substantially equivalent to the terms in the commitment. This agreement is for a construction loan of up to $83,000,000, an operating line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. The construction term loan will be converted to multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loan is expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project.
The loan fees consist of underwriting fees of $65,000 of which $20,000 was due and paid upon acceptance of the term sheet and $45,000 is due at loan closing. There was a 65 basis point construction commitment fee amounting to $539,500 which was due at loan closing and is included in accounts payable at December 31, 2006. Additionally there is an annual servicing fee of $20,000 due at the conversion of the construction loan to the permanent term note and upon each anniversary for five years which is to be billed out quarterly after the first year fee. The letters of credit commitment fees are equal to 2.25% per annum.
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The loan will be secured by substantially all the Company’s assets.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
December 31, 2006 (Unaudited)
5. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $156,345,000. The Company anticipates funding the development of the ethanol plant with $71,570,000 of equity of which $70,210,000 was raised through its recent public offering and securing debt financing, grants, and other incentives of approximately $84,775,000. In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of $109,000,000, which includes approximately $3,000,000 in change orders. If the Construction Cost Index “CCI” for the month, in which the notice to proceed with the project is given, has increased over the CCI for September 2005, the contract price will be increased by an equal percentage amount. Due to the increase in the CCI, at December 31, 2006 the estimated contract price increase is approximately $4,880,000. This estimated increase has been provided for in the total project cost of $156,345,000. As part of the contract, the Company paid a mobilization fee of $8,000,000, subject to retainage, which was $800,000 and is included in construction retainage payable at December 31, 2006. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 545 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.
In December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an entity related to that with which the Company has a signed lump-sum design-build agreement as described above. In exchange for the performance of certain engineering and design services, the Company has agreed to pay $92,500, which will be credited against the total design build cost. The Company will also be required to pay certain reimbursable expenses per the agreement. At December 31, 2006 the Company has paid $46,250.
In January 2007, the Company entered into an agreement with an unrelated company for the construction of site improvements for approximately $3,435,000, with work scheduled to be complete by April 18, 2007. The Company may terminate this agreement for any reason.
Land options
In March 2006, the Company entered into an agreement with an unrelated party to have the option to purchase 207.623 acres of land in Randolph County, Indiana, for $5,000. In December of 2006 the Company exercised their option and purchased 207.623 acres of land. The Company paid $9,000 per surveyed acre, for a total of $1,868,607. Additionally, included in the agreement was an option to purchase a 2.5 acre building site for an additional $100,000, which expires in April 2007. The Company did not exercise the portion of the option relating to the purchase of the building. All consideration of the option was applied to the purchase price of the land.
In May 2006, the Company entered into an agreement with an unrelated party to have the option to purchase 87.598 acres of land in Randolph County, Indiana, for $5,000. In December of 2006 the Company exercised their option and purchased 87.598 acres of land. The Company paid $9,000 per surveyed acre, for a total of $788,382. This property is adjacent to the 207.623 acres of land in Randolph County, Indiana that the Company purchased in December of 2006. All consideration of the option was applied to the purchase price of the land.
Grants
The county of Randolph and the city of Union City pledged $250,000 and $125,000, respectively, as grants to the Company if the Company were to locate their site within the county and city boundaries. In December 2006, the Company purchased land that fell within the county and city boundaries, making these two grants become available. The grant funds will be used toward the construction of the plant. At December 31, 2006, the Company had not received any portion of these grants.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
December 31, 2006 (Unaudited)
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds. The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. Prior to the amendment, the expenditure of matching funds was not to occur prior to the date the grant was signed, which was November 3, 2006. The funding period for the grant will conclude on December 31, 2007. The grant funds and matching funds shall be used for working capital expenses. At December 31, 2006, the Company had not received any portion of this grant, nor was any portion of this grant receivable.
Consulting Services
In April 2006, the Company entered into a project development agreement with the chairman of the board of directors and president of the Company to serve as project coordinator in developing, financing, and constructing the plant. Under the terms of the agreement, the project coordinator duties will include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. The Company shall pay a one-time development fee of $100,000 at the time successful financing for the project is completed, which occurred on December 19, 2006. At December 31, 2006 this amount is included in Accounts payable.
In December 2006, the Company entered into a project development agreement with a company which is owned by a member of the board of directors to provide project development services to the Company in providing organizational and developmental services. Under the terms of the agreement, development services shall include supervision of site planning and preparation for construction of the Project. The Company shall pay a development fee equal to $26,000. The first payment was made on December 20, 2006. The second payment is due on March 1, 2007.
Rail Track Design
In January 2006, the Company entered into an agreement with an unrelated party to provide railroad track design services. The agreement includes site selection assistance, track engineering, bidding assistance and construction observation for $56,200 plus an additional fee of $1,950 for each site proposed.
Marketing Agreements
In December 2006, the Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distiller’s dried grain solubles and wet distiller grains. In addition, the buyer will pay a fixed price for solubles. The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.
In December 2006, the Company entered into an agreement with an unrelated company to purchase all of the ethanol the Company produces at the plant. The Company agrees to pay a fixed percentage fee for marketing and distribution. The

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Notes to Financial Statements
December 31, 2006 (Unaudited)
initial term of the agreement is five years with automatic renewal for one year terms thereafter, unless otherwise terminated by either party.

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
Overview
     Cardinal Ethanol, LLC is a development-stage Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Harrisville, Indiana. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. Construction of the project is expected to take 18 to 20 months from the date construction commences. We commenced site work in January 2007 and anticipate the commencement of construction in early May 2007 and completion of plant construction during the fall of 2008.

     We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission. We received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. The offering proceeds will supplement our seed capital equity of $1,360,000. We terminated our escrow account and offering proceeds were released to Cardinal Ethanol on December 7, 2006. On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. . We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. Based upon our current total project cost of $156,345,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustments for change orders and increases in the cost of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. on December 20, 2006, pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 545 days (18 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 545 days from the date construction began. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000.
     We have engaged Commodity Specialist Company of Minneapolis, Minnesota to market our distillers grain and Murex, N.A., Ltd. of Addison, Texas to market our ethanol.
     On January 26, 2007, our FESOP Air Permit was issued by the Indiana Department of Environmental Management. In addition, we are in the process of completing our SWPPP and NPDES permit.
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
     The proceeds from the sale of our units were held in escrow until December 7, 2006, at which time we terminated our escrow agreement with First Merchants Trust Company, N.A. and escrow proceeds were transferred to our account at First National Bank of Omaha. We received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. This supplements the 568 units issued in our two previous private placement offerings to our founders and our seed capital investors.
     On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. We may select an interest rate during the construction period of 1-month or 3-month LIBOR plus 300 basis points on the construction note. At the expiration of the construction period, the interest rate on the construction note shall be 3-month Libor plus 300 basis points. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points over the applicable funding source. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
     The loans will be secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios. After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of our lender. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
     In addition to our equity and debt financing we have applied for and received and will continue to apply for various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the term of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. In addition, we have been awarded but have not yet received funds for a $250,000 grant from Randolph County and $125,000 from the city of Union City to locate the plant within the county and city boundaries. The physical address of the plant site is in Union City, Randolph County, Indiana.
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
     On December 13, 2006, we purchased the real estate for our plant. Our site is made up of 2 adjacent parcels which together total approximately 295 acres near Harrisville, Indiana. We purchased land for $9,000 per surveyed acre. We applied the costs of the options towards the total purchase price of the land.
     On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustment for change orders and increases in the costs of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. on December 20, 2006 pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 545 days (18 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 545 days from the date constructions begins. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.
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
     On January 25, 2007, we entered into an Agreement with Fleming Excavating, Inc. for services related to site improvement for the plant. We agreed to pay Fleming Excavating a fee of $3,434,529.39, subject to any approved change orders, for the services rendered under the Agreement. Fleming Excavating agreed to complete all the work under the contract in the facility area no later than April 18, 2007, with the rail area to follow within two months thereafter.
     We have engaged Terra Tec Engineering, LLC of Cedarburg, Wisconsin, to assist us with the rail engineering and design services necessary to install rail infrastructure for our proposed plant. Terra Tec Engineering is an engineering consulting firm specializing in rail track design for industrial users. They have been involved in the design and construction of rail tack for several ethereal plants throughout the Midwest. Terra Tec Engineering has teamed with several well-known ethanol plant consultants, builders, and process technology engineers to streamline the construction process on several projects. The four phases of rail engineering services include Task 1 — Site Selection Assistance, Task 2 — Preliminary and Final Design, Task 3 — Bidding Assistance and Task 4 — Construction Observance Assistance. We have agreed to pay Terra Tec Engineering a fixed fee of $1,950 for each proposed site plus $56,200 for the rail engineering services provided in each of the Task phases.
     Plant construction is progressing on schedule. Construction of the project is expected to take 18 to 20 months from the date construction commences. We commenced site work at the plant in January 2007 and expect to commence construction in early May 2007. To date, soil borings have been completed at the plant site and test wells have been drilled. We expect to begin dirt work at the site within the next fiscal quarter. We have engaged Bowser-Morner, Inc. to provide testing and observations services in connection with our plant construction. We anticipate completion of plant construction during fall 2008. We plan to negotiate and execute finalized contracts needed in connection with the provision of necessary electricity, natural gas and other power sources.
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
     On January 26, 2007, our FESOP Air Permit was issued by the Indiana Department of Environmental Management. In addition, we are in the process of completing our SWPPP and NPDES permit.
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
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of January 29, 2007, there were 112 operational ethanol plants nationwide that have the capacity to produce approximately 5.53 billion gallons annually. In addition, there are 77 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 6.19 billion gallons of ethanol annually. Currently there are two operational ethanol plants in our region, New Energy Corp near South Bend, Indiana has an annual production capacity of 102 million gallons. Liquid Resources of Ohio near Medina, Ohio has an annual production capacity of 3 million. In addition, the Andersons Marathon Ethanol, LLC has begun construction on a 110 million gallon plant near Greenville, Ohio, which is approximately 20 miles from our site. At least six additional plants are under construction in Indiana, including Iroquois Bio-Energy Company, LLC near Rensselaer; Central Indiana Ethanol, LLC near Marion; ASAlliances Biofuels, LLC near Linden; Indiana Bio-Energy, LLC near Buffton; Premier Ethanol near Portland; and The Andersons Clymers Ethanol, LLC near Clymers. In addition, ASAlliances Biofuels, LLC has announced its plans to build a 100 million gallon ethanol plant near Blommingburg, Ohio. In addition, U.S. Ethanol Holdings, LLC has announced plans to build an ethanol plant north of Muneil near Shideler, Indiana. Rush Renewable Energy has announced plans to build an ethanol plant near Rushville, Indiana. Central States Enterprises, Inc. plans to build an ethanol plant near Montepelier, Indiana. ASAlliances plans to build an ethanol plant near Alexandria, Indiana. Putnun Ethanol plans to build an ethanol plant near Cloverdale, Indiana and ASAlliances Biofuels, LLC and Aventine Renewable Energy/CGB inted to build plants near Mt. Vernon, Indiana. Renewable Agricultrual Energy, Inc. plans to build an ethanol plant near Cayuga, Indiana and Hartford City Bio-energy, LLC plans to build an ethanol plant near Hartford City, Indiana.
     The direct competition of local ethanol plants could significantly affect our ability to operate profitably. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. With so many plants announced or under construction in the local area, our ability to commence operations as quickly as possible will have a significant impact on our ability to be successfully.
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
     In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million flexible fuel vehicles capable of operating on E85 in the United States. Automakers have indicated plans to produce an estimated one million more flexible fuel vehicles per year. In addition, Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles. The American Coalition for Ethanol reports that there are currently over 1,100 retail gasoline stations supplying E85. However, this remains a relatively small percentage of the total number of United States retail gasoline stations, which is approximately 170,000.
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
     Oil prices have recently been on a decline, making gasoline more affordable and likeable to consumers. Consumers are less likely to turn to an alternative renewable fuel if they are satisfied with gasoline prices. Therefore, the demand for ethanol may decrease, resulting in lower profit margins.
Trends and uncertainties impacting the corn and natural gas markets and our future cost of goods sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.
     As of January 12, 2007, the United States Department of Agriculture projected the 2006 corn crop at 10.5 billion bushels, the third largest production estimate on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historical high price levels well into 2007. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.
     We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. We expect the price of corn to remain above historical price levels and we will have to compete with other ethanol plants for our corn origination. Generally higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
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
Other Contracts
     We entered into a Project Development Fee Agreement with Troy Prescott, our chairman, under which Mr. Prescott is entitled a development fee equal to $100,000 in exchange for services related to the development of our business. We paid the development fee of $100,000 to Mr. Prescott on January 4, 2007, subsequent to our execution and delivery of all the required documents to our project lender for debt financing.
     In addition, we entered into a Project Development Fee Agreement with Spiceland Wood Products, Inc. under which we agreed to pay Spiceland Wood Products a development fee of $26,000 in exchange for services performed by Robert Davis, the principal of Spiceland Wood Products, related to the development of our business. Robert Davis is one of our directors. One-half of the development fee ($13,000) was paid to Spiceland Wood Products on December 20, 2006 and the remaining half ($13,000) will be paid on March 1, 2007.
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

Employees
     We currently have two full-time employees. Angela Armstrong serves as our project coordinator. Under the terms of the agreement, Ms. Armstrong receives an annual salary of $50,000. In addition, we have another full time office employee and one part-time employee.
     On January 22, 2007, we entered into an Employment Agreement with Jeff Painter. Under the terms of the Agreement, Mr. Painter will serve as our general manager. The initial term of the Agreement is for a period of three years unless we terminate Mr. Painter’s employment “For Cause” as defined in the Agreement. In the event we terminate Mr. Painter’s employment, other than by reason of a termination “For Cause”, then we will continue to pay Mr. Painter’s salary and fringe benefits through the end of the initial three year term. At the expiration of the initial term, Mr. Painter’s term of employment shall automatically renew on each one-year anniversary thereafter unless otherwise terminated by either party. For all services rendered by Mr. Painter, we have agreed to pay to Mr. Painter an annual base salary of $156,000. At the time the ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion. We expect Mr. Painter to begin his employment in the next fiscal quarter.
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 45 full-time employees. Approximately nine of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers, Troy Prescott, Tom Chalfant, Dale Schwieterman and Jeremey Herlyn, are not employees and they do not currently receive any compensation for their services as officers. We entered into a Project Development Fee Agreement with Troy Prescott under which we agreed to compensate Troy Prescott for his services as an independent contractor. On January 4, 2007, we paid Mr. Prescott $100,000 in satisfaction of our obligation under that agreement.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
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

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,210,000	44.91%
Seed Capital Proceeds (3)	$1,360,000	0.87%
Grants(4)	$775,000	0.49%
Interest Income	$1,000,000	0.64%
Senior Debt Financing (5)	$83,000,000	53.09%
Total Sources of Funds	$156,345,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received subscriptions from investors for approximately $70,210,000 in our registered offering.

(3)	We have issued a total of 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have issued a total of 568 units in our two private placements in exchange for proceeds of $1,360,000.

(4)	In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the term of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. In addition, we have been awarded but have not yet received funds for a $250,000 grant from Randolph County and $125,000 from the city of Union City. The physical address of our plant site is in Union City, Indiana.

(5)	On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan.
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
   Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$105,997,000	67.80%
CCI Contingencies	4,800,000	3.07%
Land cost	2,700,000	1.73%
Site development costs	5,470,000	3.50%
Construction contingency	6,383,000	4.08%
Construction performance bond	300,000	0.19%
Construction insurance costs	200,000	0.13%
Administrative building	500,000	0.32%
Office equipment	100,000	0.06%
Computers, Software, Network	190,000	0.12%
Railroad	5,500,000	3.52%
Rolling stock	960,000	0.61%
Fire Protection/Water Supply	6,345,000	4.06%

		Percent of
Use of Proceeds	Amount	Total
Capitalized interest	1,750,000	1.12%
Start up costs:
Financing costs	800,000	0.51%
Organization costs	1,500,000	0.96%
Pre production period costs	850,000	0.54%
Inventory — working capital	5,000,000	3.20%
Inventory — corn	3,000,000	1.92%
Inventory — chemicals and ingredients	500,000	0.32%
Inventory — Ethanol & DDGS	3,000,000	1.92%
Spare parts — process equipment	500,000	0.32%

Total	156,345,000	100.00%
     We expect the total funding required for the plant to be $156,345,000, which includes $105,997,000 plus approved change orders in the amount of $3,000,000 to build the plant and $50,348,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to $156,345,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
     As of December 31, 2006, we have total assets of $72,171,956 consisting primarily of cash, property and equipment and financing costs. We have current liabilities of $1,815,801 consisting primarily of accounts payable and construction retained payable. Since our inception through December 31, 2006, we have an accumulated loss of $286,790. Total members’ equity as of December 31, 2006, was $70,356,155. Since our inception, we have generated no revenue from operations. From inception to December 31, 2006, we had net losses of $286,790 primarily due to start-up business costs.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Treasurer and Principal Financial and Accounting Officer, Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (333-131749) as amended, which became effective on June 12, 2006. We commenced our initial public offering of our units shortly thereafter. Our officers and directors sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units.
     Our public offering was for the sale of membership units at $5,000 per unit. The offering ranged from a minimum aggregate offering amount of $45,000,000 to a maximum aggregate offering amount of $82,000,000. The following is a breakdown of units registered and units sold in the offering:

	Aggregate Price of the		Aggregate price of the
Amount Registered	amount registered	Amount sold	amount sold
16,400	$82,000,000	14,042	$70,210,000[1]
     We terminated our escrow account on December 7, 2006 and released offering proceeds. We received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. As of December 31, 2006, our expenses related to the registration and issuance of these units was $613,135, which were netted against other offering proceeds. Our net offering proceeds were $69,596,865. The following describes our use of net offering proceeds through the quarter ended December 31, 2006.

(1)	As of December 31, 2006, we had a subscription receivable in the amount of $126,000.

Net proceeds	$69,596,865

Subscription receivable	(126,000)
Purchase of Land	(2,646,989)
Construction of Plant	(7,200,000)
Financing costs	(81,635)

Balance	$59,542,241
All the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% of more of our units.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of Indiana Ethanol, LLC, Indiana.	1

3.1A	Name Change Amendment.	1

3.3	Second Amended & Restated Operating Agreement of the registrant.	1

4.1	Form of membership unit certificate.	1

4.2	Amended Form of Subscription Agreement.	3

4.3	Escrow Agreement dated April 21, 2006 between Cardinal Ethanol, LLC and First Merchants Trust Company, N.A.	2

5.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain securities matters.	4

8.1	Opinion of Brown, Winick, Graves, Gross, Baskerville & Schoenebaum, P.L.C. as to certain tax matters.	4

10.1	Letter of Intent dated June 13, 2005 between Cardinal Ethanol, LLC and Fagen, Inc.	1

10.2	Amendment Number One to Letter of Intent dated October 24, 2005 between Cardinal Ethanol, LLC and Fagen, Inc.	1

10.3	Letter Agreement dated June 8, 2005 between Cardinal Ethanol, LLC and Planscape Partners.	1

10.4	Commercial Lease dated August 15, 2005 between Cardinal Ethanol, LLC and OMCO Mould, Inc.	1

10.5	Employment Agreement dated November 7, 2005 between Cardinal Ethanol, LLC and Angela J. Armstrong.	1

10.6	Phase I and II Engineering Services Agreement with Fagen Engineering, LLC dated December 19, 2005.	1

10.7	Letter Agreement dated January 13, 2006 between Cardinal Ethanol, LLC and TerraTec Engineering, LLC.	1

10.8	Service Agreement dated January 17, 2006 between Cardinal Ethanol, LLC and RTP Environmental Associates, Inc.	1

10.9	Energy Management Agreement dated January 23, 2006 between Cardinal Ethanol, LLC and U.S. Energy Services, Inc.	1

10.10	Real Estate Option Agreement dated December 21, 2005 between the Rodgers Farms LLC and Cardinal Ethanol, LLC.	1

Exhibit		Method of
No.	Description	Filing
10.11	Real Estate Option Agreement dated January 10, 2005 between Timothy L. and Diana S. Cheesman, the Lydia E. Harris Trust and the Mary Frances James Revocable Trust Agreement dated September 18, 2003 and Cardinal Ethanol, LLC.	1

10.12	Real Estate Option Agreement dated January 11, 2006 between Dale and Bonnie Bartels and Cardinal Ethanol, LLC.	1

10.13	Real Estate Option Agreement dated February 17, 2006 between Douglas R. and Mary E. Stafford and Cardinal Ethanol, LLC.	2

10.14	Real Estate Option Agreement dated March 22, 2006 between Nelson E. Bateman and Cardinal Ethanol, LLC.	2

10.15	Consulting Agreement dated March 27, 2006 between Cardinal Ethanol, LLC and Above Zero Media, LLC.	2

10.16	Project Development Fee Agreement dated April 21, 2006 between Cardinal Ethanol, LLC and Troy Prescott.	2

10.17	Real Estate Option Agreement dated May 11, 2006 between M.J.C.F. Farms, Inc. and Cardinal Ethanol, LLC.	4

10.18	Project Development Fee Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Spiceland Wood Products, Inc.	5

10.19	Distiller’s Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.	5

10.20	Lump Sum Design-Build Agreement dated December 14, 2006 between Cardinal Ethanol, LLC and Fagen, Inc. +	5

10.21	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.	5

10.22	Construction Loan Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

10.23	Construction Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

10.24	Revolving Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

10.25	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

10.26	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

10.27	Security Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

Exhibit		Method of
No.	Description	Filing
10.28	Master Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.	5

10.29	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.	*

10.30	Owner/Contractor Agreement dated January 25, 2006 between Cardinal Ethanol, LLC and Fleming Excavating, Inc.	*

14.1	Code of Ethics.	5

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(2)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 1 filed on April 26, 2006 to our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(3)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 2 filed on May 12, 2006 to our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(4)	Incorporated by reference to the exhibit of the same number in Pre-Effective Amendment No. 3 filed on May 26, 2006 to our Registration Statement on Form SB-2, No. 333-131749, originally filed on February 10, 2006.

(5)	Incoporated by reference to the exhibit of the same number on our Annual Report on Form 10-KSB filed on December 22, 2006

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: February 14, 2007	/s/ Troy Prescott
Troy Prescott
Chairman and President (Principal Executive Officer)

Date: February 14, 2007	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)