Form 10QSB
period 2007-03-31
Cardinal Ethanol LLC
filed 2007-05-15
CIK 1352081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from            to           .
Commission file number 333-131749
CARDINAL ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	20-2327916 (I.R.S. Employer Identification No.)
2 OMCO Square, Suite 201, Winchester, IN 47394
(Address of principal executive offices)
(765) 584-2209
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 31, 2007 there were 14,606 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

March 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$59,386,313
Grant receivable	130,410
Interest receivable	137,146
Prepaid expenses	5,642

Total current assets	59,659,511

Property and Equipment
Office equipment	17,932
Vehicles	31,928
Construction in process	10,357,320
Land	2,657,484

13,064,664
Less accumulated depreciation	(4,574)

Net property and equipment	13,060,090

Other Assets
Deposits	319,500
Financing costs	776,119

Total other assets	1,095,619

Total Assets	$73,815,220

March 31,
2007
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,244,462
Construction retainage payable	910,930
Accrued expenses	7,860
Derivative instruments	193,635

Total current liabilities	2,356,887

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 14,606 units outstanding at March 31, 2007	70,912,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(193,635)
Income accumulated during development stage	739,755

Total members’ equity	71,458,333

Total Liabilities and Members’ Equity	$73,815,220

Notes to Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	March 31,	March 31,	(February 7, 2005)
	2007	2006	to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional fees	66,389	50,543	625,975
General and administrative	134,188	29,114	576,709

Total	200,577	79,657	1,202,684

Operating Loss	(200,577)	(79,657)	(1,202,684)

Other Income (Expense)
Grant income	461,280	63,699	561,280
Interest and dividend income	765,392	12,348	1,363,371
Miscellaneous income	450	—	18,450
Loss on sale of investments	—	(50)	(712)
Gain on sale of fixed asset	—	—	50

Total	1,227,122	75,997	1,942,439

Net Income (Loss)	$1,026,545	$(3,660)	$739,755

Weighted Average Units Outstanding	14,601	568	2,435

Net Income (Loss) Per Unit	$70.31	$(6.44)	$303.80

Notes to Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional fees	289,178	62,569
General and administrative	278,312	45,764

Total	567,490	108,333

Operating Loss	(567,490)	(108,333)

Other Income (Expense)
Grant income	461,280	63,699
Interest and dividend income	1,327,074	17,882
Miscellaneous income	450	—
Loss on sale of investments	—	(810)
Gain on sale of fixed asset	50	—

Total	1,788,854	80,771

Net Income (Loss)	$1,221,364	$(27,562)

Weighted Average Units Outstanding	9,432	385

Net Income (Loss) Per Unit	$129.49	$(71.59)

Notes to Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	March 31,	March 31,	(February 7, 2005)
	2007	2006	to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (income) loss	$1,221,364	$(27,562)	$739,755
Adjustments to reconcile net loss to net cash from operations:
Depreciation	2,669	773	4,624
(Gain) loss on sale of investments	—	810	712
Gain on sale of asset	(50)	—	(50)
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Interest receivable	(135,854)	(6,801)	(137,146)
Grants receivable	(130,410)	(63,699)	(130,410)
Prepaid expenses	19,551	1,395	(5,642)
Deposits	(319,500)	—	(319,500)
Accounts payable	(69,525)	5,194	63,205
Accounts payable — member	—	—	—
Accrued expenses	4,004	1,173	7,860

Net cash provided by (used in) operating activities	592,249	(88,717)	240,208

Cash Flows from Investing Activities
Capital expenditures	(32,827)	(7,177)	(49,860)
Purchase of land	(2,647,484)	—	(2,647,484)
Payments for construction in process	(8,265,133)	—	(8,265,133)
Payments for land options	—	(16,800)	(26,800)
Proceeds from (purchases of) investments, net	—	65,763	(712)

Net cash provided by (used in) investing activities	(10,945,444)	41,786	(10,989,989)

Cash Flows from Financing Activities
Payments for offering costs	(25,209)	(102,505)	(613,135)
Payments for financing costs	(756,119)	—	(776,119)
Costs related to capital contributions	—	(24,652)	(24,652)
Member contributions	70,190,000	1,240,000	71,550,000

Net cash provided by financing activities	69,408,672	1,112,843	70,136,094

Net Increase in Cash and Cash Equivalents	59,055,477	1,065,912	59,386,313

Cash and Cash Equivalents — Beginning of Period	330,836	5,295	—

Cash and Cash Equivalents — End of Period	$59,386,313	$1,071,207	$59,386,313

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$2,092,187	$—	$2,092,187

Deferred offering costs included in accounts payable	$—	$19,747	$—

Deferred offering costs netted against member’s equity	$613,135	$—	$637,787

Land option applied to land purchase	$10,000	$—	$10,000

Loss on derivative instruments included in other comprehensive income	$193,635	$—	$193,635

Notes to Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007 (Unaudited)
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
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion during the fall of 2008. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist of commercial paper and variable rate preferred investments, totaled $59,297,681 at March 31, 2007.
The Company maintains its accounts primarily at three financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Property and Equipment
Property and equipment are stated at the lower of cost or estimated fair value. Depreciation is provided over estimated useful lives (5-7 years for office equipment) by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company will begin depreciating plant assets over their useful lives ranging from 10-30 years once the plant is operational.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007 (Unaudited)
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
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the March 31, 2007 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At March 31, 2007, the Company had an interest rate swap with a fair value of $193,635 recorded as a liability. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at March 31, 3007 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007 (Unaudited)
2. MEMBERS’ EQUITY
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
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC). The Offering was for a minimum of 9,000 membership units and up to 16,400 membership units for sale at $5,000 per unit for a minimum of $45,000,000 and a maximum of $82,000,000. The registration became effective June 12, 2006 and was closed on November 6, 2006. The Company received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. On December 7, 2006 the escrow proceeds of $70,084,000 were released to the Company. As of March 31, 2007 the Company has received an additional $106,000 for these subscriptions. The Company has cancelled a subscription for 4 units and returned the down payment paid by the investor. The Company issued a total of 14,038 units for a total of $70,190,000 through this offering.
3. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, an operating line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement for $41,500,000. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project.
The loan fees consist of underwriting fees of $65,000 of which $20,000 was due and paid upon acceptance of the term sheet and $45,000 is due at loan closing. There is a 65 basis point construction commitment fee amounting to $539,500, which was due at loan closing. Additionally there is an annual servicing fee of $20,000 due at the conversion of the construction loan to the permanent term note and upon each anniversary for five years which is to be billed out quarterly after the first year fee. The letters of credit commitment fees are equal to 2.25% per annum.
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
4. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $156,345,000. The Company anticipates funding the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $84,795,000. In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of $109,000,000, which includes approximately $3,000,000 in change orders. If the Construction Cost Index “CCI” for the month, in which the notice to proceed with the project is given, has increased over the CCI for September 2005, the contract price will be increased by an

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007 (Unaudited)
equal percentage amount. Due to the increase in the CCI, at March 31, 2007 the estimated contract price increase is approximately $4,441,000. This estimated increase has been provided for in the total project cost of $156,345,000. As part of the contract, the Company paid a mobilization fee of $8,000,000, subject to retainage, which was $800,000 and is included in construction retainage payable at March 31, 2007. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 545 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.
In December 2005, the Company entered into a Phase I and Phase II engineering services agreement with an entity related to that with which the Company has a signed lump-sum design-build agreement as described above. In exchange for the performance of certain engineering and design services, the Company has agreed to pay $92,500, which will be credited against the total design build cost. The Company will also be required to pay certain reimbursable expenses per the agreement. At March 31, 2007 the Company has paid $60,125.
In January 2007, the Company entered into an agreement with an unrelated company for the construction of site improvements for approximately $3,435,000, with work scheduled to be complete by April 18, 2007. The Company may terminate this agreement for any reason. As of March 31, 2007, the Company has incurred expenses of approximately $2,219,000 of which approximately $1,247,000 are included in accounts payable.
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
Grants
The county of Randolph and the city of Union City pledged $250,000 and $125,000, respectively, as grants to the Company if the Company were to locate their site within the county and city boundaries. In December 2006, the Company purchased land that fell within the county and city boundaries, making these two grants become available. The grant funds will be used toward the construction of the plant, which may include the reconstruction of a county road. At March 31, 2007, the Company has received the $250,000 from the county of Randolph. The $125,000 from the city of Union City is included in grants receivable at March 31, 2007.
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds. The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. Prior to the amendment, the expenditure of matching funds was not to occur prior to the date the grant was signed, which was November 3, 2006. The grant funding period will conclude on December 31, 2007. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of March 31, 2007 totaled $86,280 of which $5,410 is included in grant receivable.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007 (Unaudited)
Consulting Services
In April 2006, the Company entered into a project development agreement with the chairman of the board of directors and president of the Company to serve as project coordinator in developing, financing, and constructing the plant. Under the terms of the agreement, the project coordinator duties will include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. The Company paid a one-time development fee of $100,000 in January 2007.
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
Utility Agreement
In March 2007, the Company entered into an Agreement to Extend and Modify Gas Distribution System in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. The Company made two payments of $159,750 each in March 2007. The Company shall make a final payment of $319,500 on or before July 1, 2007 at the completion of the required modifications. All funds paid by the Company are refundable subject to fulfillment of a Long-Term Transportation Service Contract for Redelivery of Natural Gas (the “Natural Gas Services Contract”) with the same unrelated party.
In March 2007, the Company entered into the Natural Gas Services Contract with an initial term of ten years and automatic renewals for up to three consecutive one year periods. Under the Contract, the Company agrees to pay a fixed amount per therm delivered for the first five years. For the remaining five years, the fixed amount will be increased by the compounded inflation rate (as determined by the Consumer Price Index). The contract will commence at the earlier of the date services under the Contract commence or the date commercial operations commence.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will”, “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
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
Plant construction is progressing on schedule. Construction of the project is expected to take 18 to 20 months from the date construction commences. We commenced site work in January 2007 and anticipate the commencement of construction early in the next fiscal quarter and completion of plant construction during the fall of 2008.

We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission. We received subscriptions for approximately 14,038 units for a total of approximately $70,190,000. The offering proceeds will supplement our seed capital equity of $1,360,000. We terminated our escrow account and offering proceeds were released to Cardinal Ethanol on December 7, 2006. On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. Based upon our current total project cost of $156,325,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustments for change orders and increases in the cost of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. on December 20, 2006, pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 575 days (19 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 575 days from the date construction began. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000.
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
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on project and site development, plant construction and preparation for start-up operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition. We estimate that we will need approximately $156,325,000 to complete the project.
Project Capitalization
We have issued 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have total proceeds from our two previous private placements of $1,360,000. Our seed capital proceeds supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training until we terminated our escrow agreement and closed on our equity raised in our registered offering on December 7, 2006.
We filed a registration statement on Form SB-2 with the SEC which became effective on June 12, 2006. We also registered units for sale in the states of Florida, Georgia, Illinois, Indiana, Kentucky and Ohio. The registered offering was for a minimum of 9,000 units and a maximum of 16,400 units at a purchase price of $5,000 per unit. There was a minimum purchase requirement of four units to participate in the offering with additional units to be purchased in one unit increments. The minimum aggregate offering amount was $45,000,000 and the maximum aggregate offering amount was $82,000,000. We closed the offering on November 6, 2006 and received subscriptions for 14,038 units in our registered offering.
The proceeds from the sale of our units were held in escrow until December 7, 2006, at which time we terminated our escrow agreement with First Merchants Trust Company, N.A. and escrow proceeds were transferred to our account at First National Bank of Omaha. We received subscriptions for approximately 14,038 units for a total of approximately $70,190,000. This supplements the 568 units issued in our two previous private placement offerings to our founders and our seed capital investors.

On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. We may select an interest rate during the construction period of 1-month or 3-month LIBOR plus 300 basis points on the construction note. At the expiration of the construction period, the interest rate on the construction note shall be 3-month Libor plus 300 basis points. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points over the applicable funding source. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
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
In addition to our equity and debt financing we have applied for and received and will continue to apply for various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the term of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. In addition, we have been awarded a $250,000 grant from Randolph County and $125,000 from the city of Union City to locate the plant within the county and city boundaries. The physical address of the plant site is in Union City, Randolph County, Indiana.
Plant construction and start-up of plant operations
For the next twelve months, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant; the development of our plant site in Randolph County, Indiana; obtaining the necessary construction permits; and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We expect the majority of our capital expenditures to occur in the next twelve months. We plan to purchase the equipment necessary to build and operate our ethanol plant. We plan to fund these activities and initiatives using the equity raised in our registered offering and our debt facilities. We expect to have sufficient cash on hand through our offering proceeds and financing to cover construction and related start-up costs necessary to make the plant operational.
On December 13, 2006, we purchased the real estate for our plant. Our site is made up of 2 adjacent parcels which together total approximately 295 acres near Harrisville, Indiana. We purchased land for $9,000 per surveyed acre. We applied the costs of the options towards the total purchase price of the land.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $3,000,000, subject to further adjustment for change orders and increases in the costs of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. on December 20, 2006 pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 575 days (19 months) from the date Fagen, Inc. begins construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 575 days from the date constructions begins. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.

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
On January 25, 2007, we entered into an Agreement with Fleming Excavating, Inc. for services related to site improvement for the plant. We agreed to pay Fleming Excavating a fee of $3,434,529.39, subject to any approved change orders, for the services rendered under the Agreement. Fleming Excavating has substantially completed the facility area work and is expected to commence the work in the rail area shortly.
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
On March 19, 2007, we entered into an Agreement to Extend and Modify Gas Distribution System with Ohio Valley Gas Corporation (“Ohio Valley”) under which Ohio Valley agreed to modify and extend our existing natural gas distribution system. Pursuant to the terms of the Agreement, we made an initial payment to Ohio Valley in the amount of $159,750. We further paid Ohio Valley $159,750 on April 2, 2007 and agreed to pay an additional $319,500 on or before July 1, 2007. Ohio Valley agreed to use its best efforts to complete the modification and extension by or before May 1, 2008. Under the Agreement, all monies paid by us to Ohio Valley will be considered refundable if necessary in accordance with the provisions of the Agreement.
On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley agrees to receive, transport and redeliver natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we agreed to pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index – All Urban Consumers for Transportation for the following five years. In addition, we agreed to pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index – All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years commencing on the earlier date on which we begin commercial operations or the actual date on which service under the contract commences. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.

On May 2, 2007, we entered into an agreement with Peterson Contractor’s, Inc. for the installation of Geopier Foundations at the plant site. We agreed to pay Peterson Contractors a fee of $351,000 for the services rendered under the agreement. In addition, on May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy.
Plant construction is progressing on schedule. Construction of the project is expected to take 18 to 20 months from the date construction commences. We commenced site work at the plant in January 2007 and expect to begin construction early in the next fiscal quarter. To date, soil borings have been completed at the plant site and test wells have been drilled. We have engaged Bowser-Morner, Inc. to provide testing and observations services in connection with our plant construction. We anticipate completion of plant construction during fall 2008. We plan to negotiate and execute finalized contracts needed in connection with the provision of necessary electricity, natural gas and other power sources. We are in the process of negotiating an agreement with Union City Water for the infrastructure necessary for and the provision of water to the plant. We expect to finalize the agreement during the next fiscal quarter. In addition, we are in the process of finalizing a railroad construction agreement with Amtrak of Ohio and expect to have the agreement finalized within the next fiscal quarter.
Marketing Agreements
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
Our FESOP air permit was approved by the Indiana Department of Environmental Management on January 26, 2007. On February 13, 2007, a Petition for Administrative Review and Stay of Effectiveness for Air Permit was filed in the Indiana Office of Environmental Adjudication, captioned Benjamin L. Culy; John W. Parrett, & Jimmie R. Rutledge v. Indiana Department of Environmental Management & Cardinal Ethanol, LLC, challenging the issuance of our air permit by the Indiana Department of Environmental Management. The petition alleges defects in the permit and asks for a review of the permit and a stay of the effectiveness of the permit. We intend to vigorously defend this action. However, in the event the petitioners are successful we may be forced to abandon our project altogether.

In addition, our SWPPP and NPDES permit have been approved by the Randolph County Drainage Board and Indiana Department of Environmental Management respectively.
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
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of April 25, 2007, there were 116 operational ethanol plants nationwide that have the capacity to produce approximately 5.91 billion gallons annually. In addition, there are 81 ethanol plants and 8 expansions under construction, which when operational are expected to produce approximately another 6.60 billion gallons of ethanol annually. Currently there are three operational ethanol plants in our region; New Energy Corp near South Bend, Indiana has an annual production capacity of 102 million gallons. Liquid Resources of Ohio near Medina, Ohio has an annual production capacity of 3 million and Iroquois Bio-Energy Company, LLC near Rensselaer, Indiana has an annual production capacity of 40 million gallons. At least five additional plants are under construction in Indiana, including Central Indiana Ethanol, LLC near Marion; ASAlliances Biofuels, LLC near Linden; Indiana Bio-Energy, LLC near Buffton; Premier Ethanol near Portland; and The Andersons Clymers Ethanol, LLC near Clymers. In addition, ASAlliances Biofuels, LLC has announced its plans to build a 100 million gallon ethanol plant near Blommingburg, Ohio and the Andersons Marathon Ethanol, LLC has begun to construct a 110 million gallon plant near Greenville, Ohio, which is approximately 20 miles from our site. In addition, U.S. Ethanol Holdings, LLC has announced plans to build an ethanol plant north of Muncie near Shideler, Indiana. Rush Renewable Energy has announced plans to build an ethanol plant near Rushville, Indiana. Central States Enterprises, Inc. plans to build an ethanol plant near Montepelier, Indiana. ASAlliances plans to build an ethanol plant near Alexandria, Indiana. Putnam Ethanol plans to build an ethanol plant near Cloverdale, Indiana and ASAlliances Biofuels, LLC and Aventine Renewable Energy/CGB intend to build plants near Mt. Vernon, Indiana. Renewable Agricultural Energy, Inc. plans to build an ethanol plant near Cayuga, Indiana and Hartford City Bio-energy, LLC plans to build an ethanol plant near Hartford City, Indiana. We also expect that there are more entities that have been recently formed or in the process of formation that plan to construct additional ethanol plants in Indiana and the surrounding states. However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development. Therefore, it is difficult to estimate the total number of potential ethanol projects within our region.
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

The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, as of March 30, 2007, the United States Department of agriculture projected that 2007 corn acres will be up 15% from 2006. Despite the large projections for the 2007 corn crop, corn prices have remained at historically high levels well into 2007. The cold and wet weather in the Midwest has prevented some farmers from planting and this in turn has sparked a fear that some corn acres may be converted to bean acres if the farmers are not able to get the corn crop into the ground soon. Although we do not expect to begin operations until fall 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which may significantly impact our cost of goods sold.
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
The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon renewable fuels standard (RFS). The RFS does not directly impose requirements on producers of ethanol, but the requirements on refiners and blenders will have an indirect impact on the overall demand for ethanol, thus impacting ethanol producers. The RFS required refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. On April 10, 2007, the EPA issued a final rule that fully implements the RFS. The rule implements the RFS as discussed above, as well as incorporates a credit trading program. The credit trading program allows refiners who blend more renewable fuels than they are required to blend under the RFS to sell credits to refiners who blend less renewable fuels than they are required to blend under the RFS. This allows the refining industry as a whole to meet the requirements of the RFS in the most cost-effective manner possible.
The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a production income tax credit of 10 cents per gallon on up to 15 million gallons of production annually. Historically, only plants with production capacities of 30 million gallons per year or less were eligible for the tax credit. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. We do not expect to be eligible for this tax credit unless the maximum production capacity expands. The small ethanol producer tax credit is set to expire on December 31, 2010.
In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel where ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen comprise at least 85% of the fuel by volume or any mixture of diesel fuel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before December 31, 2010. While it is unclear how this credit will affect demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.

The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 did not impose a national ban of MTBE but it also did not include liability protection for manufacturers of MTBE. We expect the failure to include liability protection for manufacturers of MTBE to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While the Energy Policy Act of 2005 may have created increased demand in the short-term, we do not expect it to have a long term impact on the demand for ethanol as the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and on May 5, 2006 elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment in areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
The use of ethanol as an alternative fuel source has been aided by federal tax policy, which directly benefits gasoline refiners and blenders and increases demand for ethanol. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form and the credit comes from general revenue instead of reducing revenue generated for the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.
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
In addition, we entered into a Project Development Fee Agreement with Spiceland Wood Products, Inc. under which we agreed to pay Spiceland Wood Products a development fee of $26,000 in exchange for services performed by Robert Davis, the principal of Spiceland Wood Products, related to the development of our business. Robert Davis is one of our directors. One-half of the development fee ($13,000) was paid to Spiceland Wood Products on December 20, 2006 and the remaining half ($13,000) was paid on March 1, 2007.
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
Employees
We currently have three full-time employees. On January 22, 2007, we entered into an Employment Agreement with Jeff Painter. Under the terms of the Agreement, Mr. Painter will serve as our general manager. The initial term of the Agreement is for a period of three years unless we terminate Mr. Painter’s employment “for cause” as defined in the Agreement. In the event we terminate Mr. Painter’s employment, other than by reason of a termination “for cause”, then we will continue to pay Mr. Painter’s salary and fringe benefits through the end of the initial three year term. At the expiration of the initial term, Mr. Painter’s term of employment shall automatically renew on each one-year anniversary thereafter unless otherwise terminated by either party. For all services rendered by Mr. Painter, we have agreed to pay to Mr. Painter an annual base salary of $156,000. At the time the ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.
Angela Armstrong serves as our project coordinator. Under the terms of the agreement, Ms. Armstrong receives an annual salary of $50,000. In addition, we have another full time office employee.
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

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,190,000	44.90%
Seed Capital Proceeds (3)	$1,360,000	0.87%
Grants(4)	$775,000	0.50%
Interest Income	$1,000,000	0.64%
Senior Debt Financing (5)	$83,000,000	53.09%
Total Sources of Funds	$156,325,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received subscriptions from investors for approximately $70,190,000 in our registered offering.

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

Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$105,997,000	67.81%
CCI Contingencies	4,800,000	3.07%
Land cost	2,700,000	1.73%
Site development costs	5,470,000	3.50%
Construction contingency	6,363,000	4.07%
Construction performance bond	300,000	0.19%
Construction insurance costs	200,000	0.13%
Administrative building	500,000	0.32%
Office equipment	100,000	0.06%
Computers, Software, Network	190,000	0.12%
Railroad	5,500,000	3.52%
Rolling stock	960,000	0.61%
Fire Protection/Water Supply	6,345,000	4.06%
Capitalized interest	1,750,000	1.12%
Start up costs:
Financing costs	800,000	0.51%
Organization costs	1,500,000	0.96%
Pre production period costs	850,000	0.54%
Inventory — working capital	5,000,000	3.20%
Inventory — corn	3,000,000	1.92%
Inventory — chemicals and ingredients	500,000	0.32%
Inventory — Ethanol & DDGS	3,000,000	1.92%
Spare parts — process equipment	500,000	0.32%

Total	$156,325,000	100.00%
We expect the total funding required for the plant to be $156,325,000, which includes $105,997,000 to build the plant and $50,328,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to $156,325,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
As of March 31, 2007, we have total assets of $73,815,220 consisting primarily of cash, property and equipment and financing costs. We have current liabilities of $2,356,887 consisting primarily of accounts payable and construction retainage payable. Since our inception through March 31, 2007, we have a net unrealized loss on our derivative instruments of $193,635. Total members’ equity as of March 31, 2007, was $71,458,333. Since our inception, we have generated no revenue from operations. From inception to March 31, 2007, we had net income of $739,755 consisting primarily of grant income and interest and dividend income.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures
Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Treasurer and Principal Financial and Accounting Officer, Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 13, 2007, a Petition for Administrative Review and Stay of Effectiveness for Air Permit was filed in the Indiana Office of Environmental Adjudication, captioned Benjamin L. Culy; John W. Parrett, & Jimmie R. Rutledge v.Indiana Department of Environmental Management & Cardinal Ethanol, LLC, challenging the issuance of our air permit by the Indiana Department of Environmental Management. The petition alleges defects in the permit and asks for a review of the permit and a stay of the effectiveness of the permit. We plan to vigorously defend this action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Through our previous private placements, we raised aggregate proceeds of $1,360,000. We issued a total of 496 units to our seed capital investors at a price of $2,500 per unit. In addition, we issued 72 units to our founders at a price of $1,666.67 per unit. Our seed capital private placement was made directly by us without use of an underwriter or placement agent and without payment of commissions or other remuneration.
Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
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
Our public offering was for the sale of membership units at $5,000 per unit. The offering ranged from a minimum aggregate offering amount of $45,000,000 to a maximum aggregate offering amount of $82,000,000. The following is a breakdown of units registered and units sold in the offering:

	Aggregate Price of the		Aggregate price of the
Amount Registered	amount registered	Amount sold	amount sold
16,400	$82,000,000	14,038	$70,190,000

We terminated our escrow account on December 7, 2006 and released offering proceeds. We received subscriptions for approximately 14,038 units for a total of approximately $70,190,000. As of March 31, 2007, our expenses related to the registration and issuance of these units was $613,135, which were netted against other offering proceeds. The following describes our use of net offering proceeds through the quarter ended March 31, 2007.

Net proceeds	$69,576,865.00 (1)

Purchase of Land	(2,647,484.00)
Construction of Plant	(8,265,133.00)
Financing costs	(732,291.48)

Project Development	(126,000.00)

Deposit on Operating Plant Expense	(319,500.00)

Other	(266,328.44)

Balance	$57,220,128.08
(1)     Offering proceeds of $70,190,000 net of expenses of $613,135.
All the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% of more of our units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.31	Agreement to Extend and Modify Gas Distribution System between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 19, 2006.	*

10.32	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.	*

10.33	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: May 15, 2007	/s/ Troy Prescott
Troy Prescott
Chairman and President (Principal Executive Officer)

Date: May 15, 2007	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.31	Agreement to Extend and Modify Gas Distribution System between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 19, 2006.

10.32	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.

10.33	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350