Form 10QSB
period 2007-06-30
Cardinal Ethanol LLC
filed 2007-08-03
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from  _____  to .
Commission file number 333-131749
CARDINAL ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Indiana	20-2327916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 OMCO Square, Suite 201, Winchester, IN 47394
(Address of principal executive offices)
(765) 584-2209
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes       ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 30, 2007 there were 14,606 units outstanding.
Transitional Small Business Disclosure Format (Check one):       ☐ Yes       ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CARDINAL ETHANOL, LLC
(A Development Stage Company)

Condensed Balance Sheet

June 30,
ASSETS	2007
(Unaudited)

Current Assets
Cash and cash equivalents	$56,705,754
Grant receivable	129,680
Interest receivable	115,658
Prepaid expenses	25,769

Total current assets	56,976,861

Property and Equipment
Office equipment	17,932
Vehicles	31,928
Construction in process	12,656,536
Land	2,657,484

15,363,880
Less accumulated depreciation	(6,540)

Net property and equipment	15,357,340

Other Assets
Deposits	639,000
Derivative instruments	547,700
Financing costs	776,645

Total other assets	1,963,345

Total Assets	$74,297,546

June 30,
LIABILITIES AND EQUITY	2007

Current Liabilities
Accounts payable	$464,887
Construction retainage payable	994,804
Accrued expenses	16,649

Total current liabilities	1,476,340

Commitments and Contingencies

Members’ Equity
Members’ contributions, 14,606 units outstanding	70,912,213
Accumulated other comprehensive gain; net unrealized gain on derivative instruments	547,700
Income accumulated during development stage	1,361,293

Total members’ equity	72,821,206

Total Liabilities and Members’ Equity	$74,297,546

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	June 30,	June 30,	(February 7, 2005)
	2007	2006	to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	64,897	76,012	690,872
General and administrative	100,017	76,791	676,726

Total	164,914	152,803	1,367,598

Operating Loss	(164,914)	(152,803)	(1,367,598)

Other Income (Expense)
Grant income	36,517	36,301	597,797
Interest and dividend income	749,485	11,406	2,112,856
Miscellaneous income (expense)	450	—	18,238

Total	786,452	47,707	2,728,891

Net Income (Loss)	$621,538	$(105,096)	$1,361,293

Weighted Average Units Outstanding	14,606	568	3,702

Net Income (Loss) Per Unit	$42.55	$(185.03)	$367.72

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	354,075	138,581
General and administrative	378,329	122,554

Total	732,404	261,135

Operating Loss	(732,404)	(261,135)

Other Income (Expense)
Grant income	497,797	100,000
Interest and dividend income	2,076,559	29,269
Miscellaneous income (expense)	950	(810)

Total	2,575,306	128,459

Net Income (Loss)	$1,842,902	$(132,676)

Weighted Average Units Outstanding	11,157	446

Net Income (Loss) Per Unit	$165.18	$(297.48)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended	From Inception
	June 30,	June 30,	(February 7, 2005)
	2007	2006	to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$1,842,902	$(132,676)	$1,361,293
Adjustments to reconcile net loss to net cash from operations:
Depreciation	4,635	1,392	6,590
Loss on sale of investments	—	810	712
Gain on sale of asset	(50)	—	(50)
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Interest receivable	(114,366)	(7,307)	(115,658)
Grants receivable	(129,680)	(100,000)	(129,680)
Prepaid expenses	(576)	3,565	(25,769)
Deposits	(639,000)	—	(639,000)
Accounts payable	(100,148)	25,855	32,582
Accrued expenses	12,793	1,926	16,649

Net cash provided by (used in) operating activities	876,510	(206,435)	524,469

Cash Flows from Investing Activities
Capital expenditures	(32,827)	(12,101)	(49,860)
Purchase of land	(2,647,484)	—	(2,647,484)
Payments for construction in process	(11,229,427)	—	(11,229,427)
Payments for land options	—	(26,800)	(26,800)
Proceeds from (purchases of) investments, net	—	65,763	(712)

Net cash provided by (used in) investing activities	(13,909,738)	26,862	(13,954,283)

Cash Flows from Financing Activities
Costs related to capital contributions	(25,209)	(199,451)	(637,787)
Payments for financing costs	(756,645)	—	(776,645)
Member contributions	70,190,000	1,240,000	71,550,000

Net cash provided by financing activities	69,408,146	1,040,549	70,135,568

Net Increase in Cash and Cash Equivalents	56,374,918	860,976	56,705,754

Cash and Cash Equivalents — Beginning of Period	330,836	5,295	—

Cash and Cash Equivalents — End of Period	$56,705,754	$866,271	$56,705,754

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$1,356,175	$—	$1,356,175

Deferred offering costs included in accounts payable	$—	$125,996	$—

Deferred offering costs netted against member’s equity	$613,135	$—	$613,135

Land option applied to land purchase	$10,000	$—	$10,000

Gain on derivative instruments included in other comprehensive income	$547,700	$—	$547,700

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2007
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
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion during the fall of 2008. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents, which consist of commercial paper and variable rate preferred investments, totaled $56,591,421 at June 30, 2007.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Fair Value of Financial Instruments
The carrying amounts for derivative instruments and construction retainage payable approximate fair value.
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

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2007
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
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2007 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At June 30, 2007, the Company had an interest rate swap with a fair value of $547,700 recorded as an asset and as a deferred gain in other comprehensive income. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at June 30, 2007 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2007
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities” which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial position.
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
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC). The Offering was for a minimum of 9,000 membership units and up to 16,400 membership units for sale at $5,000 per unit for a minimum of $45,000,000 and a maximum of $82,000,000. The registration became effective June 12, 2006 and was closed on November 6, 2006. The Company received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. On December 7, 2006 the escrow proceeds of $70,084,000 were released to the Company. As of June 30, 2007 the Company has received an additional $106,000 for these subscriptions. The Company has cancelled a subscription for 4 units and returned the down payment paid by the investor. The Company issued a total of 14,038 units for a total of $70,190,000 through this offering.
3. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement for $41,500,000. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project.
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

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2007
4. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $158,325,000. The Company anticipates funding the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $86,775,000. In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was budgeted for in the total project cost of $158,325,000. As part of the contract, the Company paid a mobilization fee of $8,000,000, subject to retainage, which was $800,000 and is included in construction retainage payable at June 30, 2007. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.
In January 2007, the Company entered into an agreement with an unrelated company for the construction of site improvements for approximately $4,100,000, which includes approximately $670,000 in change orders, with work scheduled to be complete by mid August 2007. The Company may terminate this agreement for any reason. As of June 30, 2007, the Company has incurred expenses of approximately $3,447,000 of which approximately $91,000 are included in accounts payable.
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000, with work scheduled to be completed by May 31, 2008.
In addition there are less significant site contracts that will be entered into to complete the plant within the total estimated price of $158,325,000.
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
Grants
The county of Randolph and the city of Union City pledged $250,000 and $125,000, respectively, as grants to the Company if the Company were to locate their site within the county and city boundaries. In December 2006, the Company purchased land that fell within the county and city boundaries, making these two grants available. The grant funds will be used toward the construction of the plant, which may include the reconstruction of a county road. At June 30, 2007, the Company has received the $250,000 from the county of Randolph. The $125,000 from the city of Union City is included in grants receivable at June 30, 2007 and was received in July 2007.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2007
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds. The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. Prior to the amendment, the expenditure of matching funds was not to occur prior to the date the grant was signed, which was November 3, 2006. The grant funding period will conclude on December 31, 2007. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of June 30, 2007 totaled $122,797 of which $4,680 is included in grant receivable.
Consulting Services
In July 2007, the Company entered into an agreement with an unrelated party for risk management services pertaining to grain hedging, ethanol and by-products, grain price information and assistance with grain purchases. The fee for these services is $2,500 per month, beginning when activity dictates, but not to precede startup more than 90 days. The Company will also contract the consultant as a clearing broker at a rate of $15 per contract. The term of the agreement is for one year and will continue on a month to month basis thereafter. Either party may terminate the agreement upon written notice.
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
Utility Agreement
In March 2007, the Company entered into an Agreement to Extend and Modify Gas Distribution System in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. The Company made two payments of $159,750 each in March 2007. The Company made a final payment of $319,500 on June 25, 2007 after the completion of the required modifications. All funds paid by the Company are refundable subject to fulfillment of a Long-Term Transportation Service Contract for Redelivery of Natural Gas (the “Natural Gas Services Contract”) with the same unrelated party.
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

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will”, “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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

Plant construction is progressing on schedule. Construction of the project is expected to take 18 to 20 months from the date construction commences. We commenced site work in February 2007. To date, soil borings have been completed at the plant site, test wells have been drilled, and the majority of the site preparation is complete. Our notice to proceed with construction to Fagen, Inc. was signed on June 20, 2007. We anticipate completion of plant construction during the summer of 2008.
We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission. We received subscriptions for approximately 14,038 units for a total of approximately $70,190,000. The offering proceeds will supplement our seed capital equity of $1,360,000. We terminated our escrow account and offering proceeds were released to Cardinal Ethanol on December 7, 2006. On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. Based upon our current total project cost of $158,325,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $9,000,000, which includes an additional $5,597,597 due to the increase in the CCI for the month of June 2007. The contract price is subject to further adjustments for change orders and increases in the cost of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. on December 20, 2006, pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion is achieved prior to 575 days from June 20, 2007. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000.
We have engaged Commodity Specialist Company of Minneapolis, Minnesota to market our distillers grain and Murex, N.A., Ltd. of Addison, Texas to market our ethanol. In addition, we have engaged John Stewart & Associates, Inc. to provide risk management services.
We are still in the development phase and, until the proposed ethanol plant is operational, we will generate no revenue. We anticipate incurring net losses until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on project and site development, plant construction and preparation for start-up operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition. We estimate that we will need approximately $158,325,000 to complete the project. The $158,325,000 includes an additional $5,597,597 to Fagen, Inc. due to the increase in the CCI through the month of June 2007 as well as additional capitalized construction interest costs.
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

The proceeds from the sale of our units were held in escrow until December 7, 2006, at which time we terminated our escrow agreement with First Merchants Trust Company, N.A. and escrow proceeds were transferred to our account at First National Bank of Omaha. We accepted subscriptions for approximately 14,038 units for a total of approximately $70,190,000. This supplements the 568 units issued in our two previous private placement offerings to our founders and our seed capital investors.
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of June 30, 2007, we had an interest rate swap with a fair value of $547,700. We may select an interest rate during the construction period of 1-month or 3-month LIBOR plus 300 basis points on the construction note. At the expiration of the construction period, the interest rate on the construction note shall be 3-month Libor plus 300 basis points. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points over the applicable funding source. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
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
In addition to our equity and debt financing we have applied for and received and will continue to apply for various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. Grant revenue from this grant as of June 30, 2007 totaled $122,797. We also received funds for a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. The physical address of the plant site is in Union City, Randolph County, Indiana. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $3,000,000 from the Hoosier Business Investment Tax Credit program. We have not yet received any money or tax credits from these IEDC grants to date. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.
Plant construction and start-up of plant operations
For the next twelve months, we expect to continue working principally on the construction of our proposed ethanol plant; obtaining the necessary construction permits; and negotiating the utility and other contracts. We expect to hire 45 full-time employees before plant operations begin. We expect the majority of our capital expenditures to occur in the next twelve months. We plan to purchase the equipment necessary to build and operate our ethanol plant. We plan to fund these activities and initiatives using the equity raised in our registered offering and our debt facilities. We expect to have sufficient cash on hand through our offering proceeds and financing to cover construction and related start-up costs necessary to make the plant operational.

On December 13, 2006, we purchased the real estate for our plant. Our site is made up of 2 adjacent parcels which together total approximately 295 acres near Harrisville, Indiana. We purchased land for $9,000 per surveyed acre. We applied the costs of the options towards the total purchase price of the land.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $9,000,000, which includes an additional $5,597,597 due to the increase in the CCI through the month of June 2007. The contract price is subject to further adjustment for change orders and increases in the costs of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. on December 20, 2006 pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 575 days (19 months) from June 20, 2007 the date Fagen, Inc. accepted our notice to proceed with construction, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion is achieved prior to 575 days from June 20, 2007. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.
We have executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs. As of June 30, 2007, we have paid approximately $74,000.
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
On January 25, 2007, we entered into an Agreement with Fleming Excavating, Inc. for services related to site improvement for the plant. We agreed to pay Fleming Excavating a fee of $3,434,530, plus approved change orders of $670,000 for the services rendered under the Agreement. We expect Fleming Excavating will complete the work under the contract within the next two weeks of the date of this report. As of June 30, 2007, we have incurred expenses of approximately $3,447,000 of which approximately $91,000 are included in accounts payable.
On March 19, 2007, we entered into an Agreement to Extend and Modify Gas Distribution System with Ohio Valley Gas Corporation (“Ohio Valley”) under which Ohio Valley agreed to modify and extend our existing natural gas distribution system. Pursuant to the terms of the Agreement, we made two payments to Ohio Valley in the amount of $159,750 in March 2007 and paid an additional $319,500 on June 25, 2007. Ohio Valley agreed to use its best efforts to complete the modification and extension by or before May 1, 2008. Under the Agreement, all monies paid by us to Ohio Valley will be considered refundable if necessary in accordance with the provisions of the Agreement.
On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley agrees to receive, transport and redeliver natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we agreed to pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. In addition, we agreed to pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years commencing on the earlier date on which we begin commercial operations or the actual date on which service under the contract commences. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.

On May 2, 2007, we entered into an agreement with Peterson Contractor’s, Inc. for the installation of Geopier Foundations at the plant site. We agreed to pay Peterson Contractors a fee of $351,000 for the services rendered under the agreement. Peterson Contractor’s, Inc. has completed all the work under the contract. To date, we have paid Peterson Contractor’s, Inc. $333,450.
In addition, on May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We agreed to pay Indiana Michigan Power Company monthly pursuant to their standard rates.
On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,955,709. Pursuant to the contract, Amtrac agreed to commence work on the railroad on or after July 23, 2007 with final completion of the work to occur no later than May 31, 2008.
Plant construction is progressing on schedule. Construction of the project is expected to take 18 to 20 months from the date construction commences. We commenced site work at the plant in February 2007. To date, soil borings have been completed at the plant site, test wells have been drilled, and the majority of the site preparation is complete. We provided Fagen, Inc. with notice to proceed with construction, which was executed on June 20, 2007. Currently, Fagen, Inc. is working on building the fermentation tanks and has been pouring concrete for the last several weeks. In addition, Fagen, Inc. has engaged two sub-contractors which are beginning work on both the grain area and the distillers grains area. We have engaged Bowser-Morner, Inc. to provide testing and observations services in connection with our plant construction. We anticipate completion of plant construction during the summer 2008.
We expect to obtain the necessary water for the plant from Union City Water at a rate of $0.62 per 1,000 gallons of water used. In addition, on August 1, 2007 we entered into a contract with Culy Construction and Excavating, Inc. for the construction of the necessary infrastructure to pipe our water into the plant from Union City Water facilities.
Marketing and Risk Management Agreements
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
On July 16, 2007, we entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A agreed to provide risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our byproducts. In exchange for JS&A’s risk management services, we agreed to pay JS&A a fee of $2,500 per month provided that the monthly fee will not begin to accrue more than 90 days prior to start up of the ethanol plant and no fees will be due and owing to JS&A until the plant is operational. The term of the Agreement is for one year and will continue on a month to month basis thereafter. The Agreement may be terminated by either party at any time upon written notice.
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
Our facility will be considered a minor source of regulated air pollutants. There are a number of emission sources that are expected to require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are expected to be emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”). The activities and emissions mean that we are expected to obtain a minor source construction permit for the facility emissions. Because of regulatory requirements, we anticipate that we will agree to limit production levels to a certain amount, which may be slightly higher than the production levels described in this document (currently projected at 100 million gallons per year at the nominal rate with the permit at a slightly higher rate) in order to avoid having to obtain Title V air permits. These production limitations will be a part of the New Source Construction/Federally Enforceable State Operating Permit (FESOP) “synthetic minor” in Indiana. If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions.
Our FESOP air permit was approved by the Indiana Department of Environmental Management (IDEM) on January 26, 2007. On February 13, 2007, a Petition for Administrative Review and Stay of Effectiveness for Air Permit was filed in the Indiana Office of Environmental Adjudication, captioned Benjamin L. Culy; John W. Parrett, & Jimmie R. Rutledge v. Indiana Department of Environmental Management & Cardinal Ethanol, LLC, challenging the issuance of our air permit by the IDEM. The petition alleged defects in the permit and asked for a review of the permit and a stay of the effectiveness of the permit. The parties entered into an Agreed Order resolving the above-described litigation, which was approved by the Environmental Law Judge on July 24, 2007. Pursuant to the Agreed Order, in exchange for the withdrawal of the Petition for Administrative Review, we agreed to purchase and install a solar-powered radar sign and purchase, rent, lease or hire the use of a vacuum or sweeper to clean the roads three times per week from March 1 to November 1 in order to reduce particulates from the haul road. In addition, we agreed to report all bag failures to the IDEM within six hours of discovery and to purchase a cooling tower mist eliminator to reduce particulate emissions. Pursuant to the Agreed Order, the matter was dismissed on July 24, 2007.
Our Storm Water Pollution Prevention Permit (SWPPP) and NPDES permit have been approved by the Randolph County Drainage Board and IDEM respectively.

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
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of July 23, 2007, there were 123 operational ethanol plants nationwide that have the capacity to produce approximately 6.44 billion gallons annually. In addition, there are 76 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 6.37 billion gallons of ethanol annually. There are over 30 ethanol plants announced or under construction in Indiana, which will produce over 2 billion gallons of ethanol. Currently there are five operational ethanol plants in our region New Energy Corp near South Bend, Indiana has an annual production capacity of 102 million gallons. Liquid Resources of Ohio near Medina, Ohio has an annual production capacity of 3 million and Iroquois Bio-Energy Company, LLC near Rensselaer, Indiana has an annual production capacity of 40 million gallons. The Anderson’s Clymers Ethanol, LLC has an annual production capacity of 110 million gallons. Central Indiana Ethanol, LLC near Marion has an annual production capacity of 40 million gallons. At least five additional plants are under construction in Indiana, including ASAlliances Biofuels, LLC near Linden; Poet Biorefining near Alexandria; Indiana Bio-Energy, LLC near Buffton; Premier Ethanol near Portland; and Altra, Inc. near Cloverdale. In addition, ASAlliances Biofuels, LLC has announced its plans to build a 100 million gallon ethanol plant near Blommingburg, Ohio and the Andersons Marathon Ethanol, LLC has begun to construct a 110 million gallon plant near Greenville, Ohio, which is approximately 20 miles from our site. In addition, U.S. Ethanol Holdings, LLC has announced plans to build an ethanol plant north of Muncie near Shideler, Indiana. Rush Renewable Energy has announced plans to build an ethanol plant near Rushville, Indiana. Central States Enterprises, Inc. plans to build an ethanol plant near Montepelier, Indiana. ASAlliances plans to build an ethanol plant near Alexandria, Indiana. Putnam Ethanol plans to build an ethanol plant near Cloverdale, Indiana and ASAlliances Biofuels, LLC and Aventine Renewable Energy/CGB intend to build plants near Mt. Vernon, Indiana. Renewable Agricultural Energy, Inc. plans to build an ethanol plant near Cayuga, Indiana and Hartford City Bio-energy, LLC plans to build an ethanol plant near Hartford City, Indiana. We also expect that there are more entities that have been recently formed or in the process of formation that plan to construct additional ethanol plants in Indiana and the surrounding states. However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development. Therefore, it is difficult to estimate the total number of potential ethanol projects within our region.
The direct competition of local ethanol plants could significantly affect our ability to operate profitably. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. With so many plants announced or under construction in the local area, our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.
Increased demand, firm crude oil and gas markets, public acceptance and positive political signals have all contributed to strong steady ethanol prices. In order to sustain these price levels, however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

We expect ethanol prices will be positively impacted by blenders and refineries increasing their use of ethanol in response to environmental liability concerns about Methyl Tertiary Butyl Ether (“MTBE”) and increased consumer acceptance and exposure to ethanol. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.
Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the U.S., there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it. Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.
The support for and use of E85 fuel has and will continue to be increased by supportive Congressional legislation. The Energy Policy Act of 2005 created a new incentive that permits taxpayers to claim a 30% tax credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment in a trade or business vehicle or an E85 fuel pump. Under the provision, clean fuels are any fuel that is at least 85% comprised of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. This provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. The production and use of E85 fuel may also be increased in the future due to the reintroduction of the BioFuels Security Act to the 110th Congress. Such bill, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others. If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. The bill would also require 50% of all branded gasoline stations to have at least one E85 pump available for use by 2017. Furthermore, the bill would require 100% of all new automobiles to be dual-fueled by 2017. Currently, the Senate version of the bill has been referred to the Senate Commerce, Science, and Transportation Committees. Its House of Representatives counterpart has been referred to the House Energy and Commerce Committee, House Oversight and Government Reform Committee and House Judiciary Committee.
Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term and that future supply could outweigh the demand for ethanol. This would have a negative impact on our future earnings.
The United States Supreme Court recently held in the case of Massachusetts v. EPA , that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
We also expect to sell distillers dried grains. Increased ethanol production has led to increased availability of the co-product. Continued increased supply of dried distillers grains on the market from other ethanol plants could reduce the price we are able to charge for our distillers dried grains. This could have a negative impact on our revenues.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
We expect our costs of our goods will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We expect to grind approximately 36 million bushels of corn per year. With the increased demand for corn from increased ethanol production, we expect corn prices will be high throughout the fiscal year 2007. These high corn prices might be mitigated somewhat due to increased corn planting in the 2007 growing season. Farmers have responded to these high corn prices by planting an estimated 92.9 million acres of corn in 2007, an approximately 19% increase over the corn production acres for the 2006 growing season of approximately 78.3 million acres. This is expected to increase the number of bushels of corn produced in the 2007 growing season to approximately 13 billion bushels. If this is the case, it could offset some of the additional corn demand from the ethanol industry. Although, we don’t expect to be operational until summer 2008, we expect continued volatility in corn prices.
We expect our natural gas usage to be approximately 3.4 million cubic feet per year. We will use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that will help us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has followed other energy commodities to historically high levels. Current natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid-term. Increases in the price of natural gas may increases our cost of production and negatively impact our profit margins once we are operational.
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
Angela Armstrong serves as our project coordinator. Under the terms of the agreement, Ms. Armstrong receives an annual salary of $50,000. In addition, we have one other full time office employee.
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
Derivative Instruments
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2007 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build our proposed ethanol plant near Harrisville, Indiana. This schedule could change in the future depending on whether we receive additional grants.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,190,000	44.33%
Seed Capital Proceeds (3)	$1,360,000	0.86%
Grants(4)	$775,000	0.50%
Interest Income	$3,000,000	1.89%
Senior Debt Financing (5)	$83,000,000	52.42%
Total Sources of Funds	$158,325,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We issued units to investors in exchange for approximately $70,190,000 in our registered offering.

(3)
We have issued a total of 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have issued a total of 568 units in our two private placements in exchange for proceeds of $1,360,000.

(4)
We were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). We were also awarded a $300,000 Value-Added Producer Grant from the USDA. In addition, we have received funds for a $250,000 grant from Randolph County and $125,000 from the city of Union City. We have also been chosen to receive training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $3,000,000 from the Hoosier Business Investment Tax Credit program. We have not yet received any money or tax credits from these IEDC grants to date.

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
Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction	$114,733,070	72.70%
Land and development cost	11,135,984	7.03%
Office equipment	290,000	0.18%
Railroad	4,500,000	2.84%
Construction management costs	736,150	0.46%
Contingency	2,089,249	1.09%
Rolling stock	579,000	0.37%
Fire Protection/Water Supply	5,695,000	3.60%
Start up costs:
Financing costs	3,744,785	2.37%
Organization costs	637,462	0.40%
Operating costs	1,504,300	0.95%
Pre production period costs	680,000	0.43%
Inventory — working capital	5,000,000	3.16%
Inventory — corn	3,000,000	1.89%
Inventory — chemicals and ingredients	500,000	0.32%
Inventory — Ethanol & DDGS	3,000,000	1.89%
Spare parts — process equipment	500,000	0.32%

Total	$158,325,000	100.00%
We expect the total funding required for the plant to be $158,325,000, which includes $114,733,070 to build the plant and $43,591,930 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to $158,325,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. In addition, the $158,325,000 includes an additional expected increase of $5,597,597 to Fagen, Inc. due to the increase in the CCI for the month of June 2007. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
As of June 30, 2007, we have total assets of $74,297,546 consisting primarily of cash, property and equipment and financing costs. We have current liabilities of $1,476,340 consisting primarily of accounts payable and construction retainage payable. As of June 30, 2007, we had an interest rate swap with a fair value of $547,700. The interest rate swap is designated as a cash flow hedge. Total members’ equity as of June 30, 2007, was $72,821,206. Since our inception, we have generated no revenue from operations. From inception to June 30, 2007, we had net income of $1,361,293 consisting primarily of grant income and interest and dividend income.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Treasurer and Principal Financial and Accounting Officer, Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On February 13, 2007, a Petition for Administrative Review and Stay of Effectiveness for Air Permit was filed in the Indiana Office of Environmental Adjudication, captioned Benjamin L. Culy; John W. Parrett, & Jimmie R. Rutledge v. Indiana Department of Environmental Management & Cardinal Ethanol, LLC, challenging the issuance of our air permit by the IDEM. The petition alleged defects in the permit and asked for a review of the permit and a stay of the effectiveness of the permit. The parties entered into an Agreed Order resolving the above-described litigation, which was approved by the Environmental Law Judge on July 24, 2007. Pursuant to the Agreed Order, in exchange for the withdrawal of the Petition for Administrative Review, we agreed to purchase and install a solar-powered radar sign and purchase, rent, lease or hire the use of a vacuum or sweeper to clean the roads three times per week from March 1 to November 1 in order to reduce particulates from the haul road. In addition, we agreed to report all bag failures to the IDEM within six hours of discovery and to purchase a cooling tower mist eliminator to reduce particulate emissions. Pursuant to the Agreed Order, the matter was dismissed on July 24, 2007.
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
Our public offering was for the sale of membership units at $5,000 per unit. The offering ranged from a minimum aggregate offering amount of $45,000,000 to a maximum aggregate offering amount of $82,000,000. The following is a breakdown of units registered and units sold in the offering:

	Aggregate Price of
	the amount		Aggregate price of
Amount Registered	registered	Amount sold	the amount sold
16,400	$82,000,000	14,038	$70,190,000

We terminated our escrow account on December 7, 2006 and released offering proceeds. We received subscriptions for approximately 14,038 units for a total of approximately $70,190,000. As of June 30, 2007, our expenses related to the registration and issuance of these units was $613,135, which were netted against other offering proceeds. The following describes our use of net offering proceeds through the quarter ended June 30, 2007.

Net proceeds	$69,576,865.00 [1]
Purchase of Land	(2,647,484)
Construction of Plant	(10,585,633)
Financing costs	(968,966)
Project Development	(126,000)
Deposit on Operating Plant Expense	(639,000)
Other	(501,526)

Balance	$55,108,256
(1) Gross proceeds net of offering expenses of $613,135.
All the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% of more of our units.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

10.34	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	*

10.35	Railroad Construction Contract entered into between Cardinal Ethanol, LLC and Amtrac of Ohio, Inc. dated July 13, 2007.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 1, 2007	/s/ Troy Prescott

Troy Prescott
Chairman and President (Principal Executive Officer)

Date:	August 1, 2007	/s/ Dale Schwieterman

Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.34	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.

10.35	Railroad Construction Contract entered into between Cardinal Ethanol, LLC and Amtrac of Ohio, Inc. dated July 13, 2007.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350