Form 10KSB
period 2007-09-30
Cardinal Ethanol LLC
filed 2007-12-17
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

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
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 10, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $49,175,000.
As of December 10, 2007, there were 14,606 membership units outstanding.
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
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
Cardinal Ethanol, LLC is a development-stage Indiana limited liability company organized on February 7, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Harrisville, Indiana. We have not yet engaged in the production of ethanol or distillers grains. Based upon engineering specifications from our design-builder, Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
As of our fiscal year ended September 30, 2007, construction of our ethanol plant is progressing on schedule. Our notice to proceed with construction was issued to Fagen, Inc. and was signed and accepted by them on June 20, 2007. We anticipate completion of plant construction in January 2009.
We are financing the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission. The offering closed on November 6, 2006 and we received subscriptions for approximately 14,038 units and deposited offering proceeds of approximately $70,190,000 into our escrow account. The offering proceeds supplemented our seed capital equity of $1,360,000. We have terminated our escrow account and our offering proceeds were released to Cardinal Ethanol on December 7, 2006.
On December 19, 2006, we entered into definitive loan agreements with First National Bank, Omaha for our debt financing. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. Based upon our current total project cost estimate of approximately $157,737,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $8,500,000, subject to further adjustment for change orders and increases in the costs of materials. We also agreed that if the plant was substantially complete within 575 days (19 months) from June 20, 2007, the date upon which Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 575 days from June 20, 2007. However, in no event will the early completion bonus exceed $1,000,000.
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

We have engaged Murex, N.A., Ltd. to market our ethanol and CHS, Inc. to market our distillers grains. See Distribution of Principal Products. In addition, we have engaged John Stewart & Associates, Inc. to provide risk management services.
Our Federally Enforceable State Operating Permit (FESOP) air permit has been approved by the Indiana Department of Environmental Management. In addition, our Storm Water Pollution Prevention Plan (SWPP) has been approved by the Randolph County Drainage Board and we expect our NPDES permit to be submitted to the Indiana Department of Environmental Management within the next fiscal quarter.
We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We have incurred accumulated losses and we anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Principal Products and Markets
The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we have no current agreement to capture or market it but are exploring our options.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity is at approximately 7.0 billion gallons as of October 30, 2007.
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
Distillers Grains
The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles (“DWS”), Distillers Modified Wet Grains with Solubles (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

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
National Ethanol Markets
According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2006 at nearly five billion gallons per year. In its report titled, “Ethanol Industry Outlook 2007,” the RFA anticipates demand for ethanol to remain strong as a result of the national renewable fuels standard contained in the Energy Policy Act of 2005, rising gasoline and oil prices and increased state legislation banning the use of MTBE or requiring the use of renewable fuels. The RFA also notes that interest in E85, a blend of 85% ethanol and 15% gasoline, has been invigorated due to continued efforts to stretch United States gasoline supplies. The RFA also expects that the passage of the Volumetric Ethanol Excise Tax Credit (VEETC) will provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.
The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS began at 4.0 billion gallons in 2006, increased to 4.7 billion gallons in 2007, will increase to 5.4 billion gallons in 2008, and is set to reach 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the RFA, the bill is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may have caused ethanol prices to increase in the short term due to additional demand, current and future supply could outweigh the demand for ethanol. This would have a negative impact on our earnings. Alternatively, since the RFS was set at 4.7 billion gallons in 2007 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. Such a short-term oversupply may have an immediate adverse effect on our earnings.
In April 2007, the EPA set forth final rules to fully implement the RFS program, which became effective on September 1, 2007. The new regulation requires that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. Compliance with the RFS program is shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. Obligated parties must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all parties that have RINs ensures the integrity of the RIN pool.

The RFS system is enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs either as part of their renewable purchases or separately. The program will apply prospectively from the effective date of the final rule.
While we believe that the nationally mandated usage of renewable fuels is currently driving demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.
Distribution of Principal Products
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
Distillers Grains Distribution
On December 13, 2006, we entered into a distillers grains marketing agreement with Commodity Specialist Company (“CSC”) for the purpose of marketing and distributing all of the distillers grains we produce at our plant. On August 28, 2007, we entered into a Consent to Assignment and Assumption of Marketing Agreement under which we agreed to the assignment by CSC of all the rights, title and interest in and duties, obligations and liabilities under our distillers grains marketing agreement to CHS, Inc. CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives. CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world. Pursuant to the consent, all other terms of the agreement will remain unchanged. CHS, Inc. will market our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. The term of our agreement with CHS, Inc. is for one year commencing as of the completion and start-up of the plant. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

New Products and Services
We have not introduced any new products or services during this fiscal year.
Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Energy Policy Act of 2005 created a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4.7 billion gallons of renewable fuels in 2007, increasing to 7.5 billion gallons by 2012. See “INDUSTRY OVERVIEW — General Ethanol Demand and Supply, Demand for Ethanol.”
On April 10, 2007, the EPA published final rules implementing the RFS program. The RFS program final rules became effective on September 1, 2007. The new regulation proposes that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. Pursuant to the final rules, the EPA will calculate and publish the annual RFS in the Federal Register by November 30th for the following year. The RFS must be attained by refiners, blenders, and importers (collectively the “obligated parties”). Compliance with the RFS program is shown through the acquisition of unique Renewable Identification Numbers (RINs). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each obligated party is required to meet their own Renewable Volume Obligation. Obligated parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.
Each RIN may only be counted once toward an obligated party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. At least 80% of the Renewable Volume Obligation for a given calendar year must come from RINs generated that year. An obligated party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the obligated party fails to satisfy is Renewable Volume Obligation in a calendar year, the obligated party may carry the deficit forward for one year. Such deficit will be added to the party’s obligation for the subsequent year.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the final rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol almost exclusively as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement, according to the Environmental Protection Agency. While this may create increased demand in the short term, we do not expect this to have a long term impact on the demand for ethanol as the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The voluntary shift away from MTBE to ethanol has put increased focus on America’s ethanol and gasoline supplies. By removing the oxygenate requirements mandated by the Clean Air Act, the Energy Policy Act of 2005 effectively eliminated RFG requirements; however, federal air quality laws in some areas of the country still require the use of RFG. As petroleum blenders now phase away from MTBE due to environmental liability concerns, the demand for ethanol as an oxygenate could increase. However, on April 25, 2006, President Bush announced that he asked EPA Administrator Stephen Johnson to grant temporary reformulated gas waivers to areas that need them to relieve critical fuel supply shortages. Such waivers may result in temporary decreases in demand for ethanol in some regions, driving down the price of ethanol. Furthermore, legislation was introduced in 2006 to strike the $0.54 per gallon secondary tariff on imported ethanol due to concerns that spikes in retail gasoline prices are a result of ethanol supplies. These concerns may have been misguided when one considers that the Energy Information Administration (EIA) estimates that 130,000 barrels per day of ethanol will be needed to replace the volume of MTBE refiners have chosen to remove from the gasoline pool, and a recent EIA report, announced by the RFA in May 2007, shows that United States ethanol production had soared to 406,000 barrels per day, which would be enough ethanol to meet the new MTBE replacement demand while continuing to supply existing markets. Congress did not pass the legislation; rather, it voted to extend the tariff until 2009. Nevertheless, if similar legislation is introduced again and is passed, the price of ethanol may decrease, negatively affecting our future earnings.
The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Our business may be indirectly affected by environmental regulation of the agricultural industry as well. It is also possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (OSHA). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (VEETC) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline ($0.132 on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of $0.184 per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of $0.51 per gallon of ethanol blended with gasoline. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (ETBE), including ethanol in E85. The VEETC is scheduled to expire on December 31, 2010. Legislation has been introduced in Congress that may remove the sunset provisions of the VEETC, thereby making it a permanent tax credit. We cannot assure you that this legislation will be adopted.
The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. We anticipate that our annual production will exceed the production limits of 60 million gallons a year and that we will not be eligible for the credit. The small producer tax credit is scheduled to expire on December 31, 2010.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service on, or after, January 9, 2007 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
In June 2007, the Senate passed H.R. 6, which is being called the Renewable Fuels, Consumer Protection and Energy Efficiency Act of 2007. The bill requires an increasing portion of renewable fuels to be ‘advanced’ biofuels including cellulosic ethanol, biobutanol and other fuels derived from unconventional biomass feedstocks beginning in 2016. The bill also expands the RFS by increasing the gallons of renewable fuels to 8.5 billion gallons in 2008 and progressively increases to 36 billion gallons by 2022. It is unclear how the Senate version requiring production of ‘advanced’ biofuels will affect demand for ethanol, but the requirement for increased production of renewable fuels may aid in increasing demand for ethanol in the future. The House passed a version of this bill in August 2007. The House version does not provide for the renewable fuels production mandate. The bill will next go to committee and has not been enacted. It is unknown whether the bill will be enacted and if enacted what final provisions it would contain.
In April 2007, S. 1158, the Alternative Fuel Standard Act of 2007, was introduced in the Senate Environment and Public Works committee. If enacted, this legislation would amend the Clean Air Act to replace the renewable fuel program with an alternative fuel program. The Act includes alcohols, natural gas, liquefied petroleum gas, hydrogen, coal-derived liquid fuels, fuels derived from biological materials, electricity, and other fuels that are not derived from crude oil. It is unclear how the expansion of the Clean Air Act to include “alternative” fuels would affect demand for ethanol, but the increased production of alternative fuels may increase demand for ethanol in the future. If adopted, the Act would replace the current RFS by requiring 10 billion gallons of alternative fuel to be used in 2010 and increasing to 35 billion gallons by 2018. This legislation has not been passed by the House or the Senate, and there is no guarantee that the legislation will be enacted.
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
Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of October 30, 2007, 131 ethanol plants were producing ethanol with a combined annual production capacity of 7.02 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.45 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US BioEnergy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year. Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
Currently there are six operational ethanol plants in our region, including Central Indiana Ethanol near Marion, Indiana with production capacity of 40 million gallons; Iroquois Bio-Energy Company located near Rensselaer, Indiana with production capacity of 40 million gallons; New Energy Corp. located near South Bend, Indiana with production capacity of 102 million gallons, POET Biorefining — Portland near Portland, Indiana with production capacity of 60 million gallons; The Andersons Clymers Ethanol, near Clymers, Indiana with production capacity of 110 million gallons, and VeraSun Energy near Linden, Indiana with production capacity of 100 million gallons. POET Biorefining — Portland is approximately 20 miles from our plant site. At least 13 additional plants are under construction in Indiana and Ohio, including Altra Indiana, LLC near Cloverdale, Indiana with expected production capacity of 88 million gallons; VeraSun Energy, near Bloomingburg, Ohio with expected production capacity of 100 million gallons; Coshocton Ethanol, LLC near Coshocton, Ohio with expected production capacity of 60 million gallons; Greater Ohio Ethanol, LLC near Lima, Ohio with expected production capacity of 56 million gallons; POET Biorefining — Alexandria with expect production capacity of 60 million gallons; POET Biorefining - North Manchester near North Manchester, Indiana with expected production capacity of approximately 65 milliong gallons; The Anderson Marathon Ethanol, LLC near Greenville, Ohio, with expected production capacity of approximately 110 million gallons; Indiana Bio-Energy, LLC near Bluffton, Indiana, with expected production capacity of approximately 100 million gallons; POET Biorefining - Fostoria near Fostoria, Ohio, with expected production capacity of approximately 60 million gallons; POET Biorefining — Leipsic near Leipsic, Ohio with expected production capacity of approximately 60 million gallons; POET Biorefining — Marion near Marion, Ohio with expected production capacity of approximately 65 million gallons; and VeraSun Energy, near Reynolds, Indiana with expected production capacity of approximately 110 million gallons. However, the VeraSun Energy plant near Reynolds, Indiana suspended construction in early October 2007 based on the current conditions affecting of the ethanol market.
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
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

				Under
				Construction/
			Current Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Akralon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	52
BioFuel Energy-PioneerTrail Energy	Wood River, NE	Corn		115
LLC
BioFuel Energy — Buffal Lake Energy	Fairmont, MN	Corn		115
LLC
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37

				Under
				Construction/
			Current Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn	24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn		55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48

				Under
				Construction/
			Current Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn	35
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
	Imperial, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Ceder Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC	Arthur, IA	Corn		110
Plymouth Ethanol, LLC	Merrill, IA	Corn		50
POET	Sioux Falls, SD		1,100	375
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn

				Under
				Construction/
			Current Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn		#
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, Inc.	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC*	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	300	400
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City, NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Renova Energy	Torrington, WY	Corn	5

				Under
				Construction/
			Current Capacity	Expansions
COMPANY	LOCATION	FEEDSTOCK	(mmgy)	(mmgy)
	Hyaburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 131 ethanol biorefineries			7,022.9

Total Under Construction (72)/ Expansions (10)				6,451.9

Total Capacity			13,474.8

* locally-owned	Renewable Fuels Association

# plant under construction	Updated: October 30, 2007
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
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area. In addition, Xethanol Corporation has stated plans to convert a six million gallon per year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007. Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. On February 28, 2007 the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries. The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large-scale, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
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
Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the RFA, the U.S. International Trade Commission (USITC) announced the 2007 CBI import quota, which will allow approximately 350 million gallons of duty-free ethanol to enter the U.S., up from 268.1 million gallons in 2006. The USITC has yet to announce the 2008 CBI import quota. In the past, legislation has been introduced in the Senate that would limit the transshipment of ethanol through the CBI. It is possible that similar legislation will be introduced this year, however, there is no assurance or guarantee that such legislation will be introduced or that it will be successfully passed.

Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry outlook 2007, ethanol plants produced nine million metric tons of distillers grains in 2005 and 12 million metric tons in 2006. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.
The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2007. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant will need approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for its dry milling process. We expect to obtain the corn supply for our plant primarily from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.
We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for our plant. We have no contracts, agreements or understanding with any grain producer in the area. Although we anticipate procuring grains from these sources, such grains may not be able to be procured on these terms or if at all.
We will be significantly dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem. We anticipate that we will have to pay more for corn than the ten year average price as corn prices continue to rise. If the higher corn prices continue, our profitability will be reduced.
It is likely that we will need to truck or rail in some of our corn feedstock, which additional transportation costs may reduce our profit margins. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant. However, most recently, corn prices have continued to rise, and are above the ten-year average.

On October 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.32 billion bushels. The October 12, 2007 estimate of the 2007 corn crop is approximately 26% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels. According to the report, 2007 is expected to be a record year for corn production, as farmers are expected to harvest more acres than in 1933. We expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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
Risk Management Services
On July 16, 2007, we entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A agreed to provide risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our by products. In exchange for JS&A’s risk management services, we agreed to pay JS&A a fee of $2,500 per month provided that the monthly fee will not begin to accrue more than 90 days prior to start up of the ethanol plant and no fees will be due and owing to JS&A until the plant is operational. The term of the agreement is for one year and will continue on a month to month basis thereafter. The agreement may be terminated by either party at any time upon written notice.
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
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. We estimate that our annual natural gas usage will be approximately 3,000,000 Million British Thermal Units and constitute 10% to 15% of our annual total production cost. We plan to use natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States. We have entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley Gas Corporation under which Ohio Valley agreed to supply us with the natural gas necessary to operate our plant.

Electricity. Based upon engineering specifications, we anticipate the plant will require approximately 9.0 MW of power per year at peak demand. We have entered into an agreement with Indiana Michigan Power Company to furnish our electric energy.
Water. We will require a significant supply of water. Engineering specifications show our plant’s water requirements to be approximately 774 gallons per minute, 1.1 million gallons per day, depending on the quality of water. We have assessed our water needs and available supply. We expect Union City Water Works to supply the water necessary to operate our plant. We anticipate that construction of a water line from Union City to the plant site will begin in the next fiscal quarter.
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
Dependence on One or a Few Major Customers
As discussed above, we have entered into a marketing agreement with Murex for the purpose of marketing and distributing our ethanol and have engaged CHS, Inc. for the purpose of marketing and distributing our distillers grains. We expect to rely on Murex for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers grains. Therefore, although there are other marketers in the industry, we expect to be highly dependent on Murex and CHS, Inc. for the successful marketing of our products. Any loss of Murex or CHS, Inc. as our marketing agent for our ethanol and distillers grains respectively could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations. We have obtained the required air and construction permits necessary to begin construction of the plant and are in the process of obtaining any additional permits necessary to operate the plant. Fagen, Inc. and RTP Environmental Engineering Associates, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance. RTP Environmental Engineering Associates, Inc. is a full-service environmental consulting firm with a highly experienced technical staff. They provide consulting services in air, water, and solid waste disciplines, including air permitting, national pollutant discharge elimination system permits, storm water pollution prevention, spill prevention, countermeasures and control planning, and risk management planning activities. In addition, we may retain other consultants with specific expertise for the permit being pursued to ensure all permits are acquired in a cost efficient and timely manner.
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
Pursuant to the Clean Air Act, stationary sources, such as our plant, with processes that contain more than a threshold quantity of regulated substances, such as anhydrous ammonia, are required to prepare and implement a risk management plan (“RMP”). Since we plan to use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for the denaturant we blend with the ethanol produced at the plant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s process safety management standard. These requirements are similar to the risk management plan requirements. The risk management plan should be filed before use.
Air Permits. Our preliminary estimates indicate that our facility will be considered a minor source of regulated air pollutants. There are a number of omission sources that require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are expected to be emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”).
Our FESOP air permit was approved by the Indiana Department of Environmental Management (IDEM) on January 26, 2007. On February 13, 2007 a Petition for Administrative Review and Stay of Effectiveness for Air Permit was filed in the Indiana Office of Environmental Adjudication, captioned Benjamin L. Culy; John W. Parrett, & Jimmie R. Rutledge v. Indiana Department of Environmental Management & Cardinal Ethanol, LLC, challenging the issuance of our air permit by the IDEM. The petition alleged defects in the permit and asked for a review of the permit and a stay of the effectiveness of the permit. The parties entered into an Agreed Order resolving the above-described litigation, which was approved by the Environmental Law Judge on July 24, 2007. Pursuant to the Agreed Order, in exchange for the withdrawal of the Petition for Administrative Review, we agreed to purchase and install a solar-powered radar sign and purchase, rent, lease or hire the use of a vacuum or sweeper to clean the roads three times per week from March 1 to November 1 in order to reduce particulates from the haul road. In addition, we agreed to report all bag failures to the IDEM within six hours of discovery and to purchase a cooling tower mist eliminator to reduce particulate emissions. Pursuant to the Agreed Order, the matter was dismissed on July 24, 2007.
Because of regulatory requirements, we agreed to limit production levels to a certain amount, which may be slightly higher than production levels described in this document (currently projected at 100 million gallons per year at the nominal rate with the permit at a slightly higher rate) in order to avoid having to obtain Title V air permits. These production limitations are a part of the New Source Construction/Federally Enforceable State Operating Permit (FESOP) “synthetic minor” in Indiana.
If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. There is also a risk that further analysis prior to construction, a change in design assumptions or a change in the interpretation of regulations may require us to file for a Title V air permit. If we must obtain a Title V air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought Title V air permit. There is also a risk that Indiana might reject a Title V air permit application and request additional information, further delaying startup and increasing expenses. Although we have obtained a FESOP permit in Indiana, the air quality standards may change, thus forcing us to later apply for a Title V air permit.

There are a number of standards which may affect the construction and operation of the plant going forward. The prevention of significant deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.
Water Permits. We expect that we will use water to cool our closed circuit systems in the plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. The exact details regarding the source of water and the amount of non-process and other wastewater that needs to be discharged will not be known until tests confirm the water quality and quantity for the site. Although unknown at this time, the quality and quantity of the water source and the specific requirements imposed by Indiana for discharge will materially affect the financial performance of Cardinal Ethanol. We expect to file for a permit to allow the discharge of non-contact cooling and boiler blowdown water. In Indiana, a Non-Contact Cooling Water General NPDES permit is available for non-contact cooling water discharges. If additives are used for the cooling water, these general permits may not be available. Also, boiler blowdown water does not qualify for a general permit in Indiana. Indiana may therefore require an individual permit for waste water from industrial sources. If an individual permit is required then the permit application for a major discharge permit in Indiana must be filed 270 days before discharge and a permit application for a minor discharge permit must be filed 180 days before discharge. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plant may not be allowed to operate.
Indiana requires registration with the Indiana Department of Natural Resources for any water withdrawal facility that, in the aggregate from all sources and by all methods, has the capability of withdrawing more than one hundred thousand (100,000) gallons of ground water, surface water or ground and surface water combined in one day.
We must obtain a Rule 5 General NPDES permit for storm water runoff associated with land disturbing activity in Indiana. An application must be submitted to the local County Soil and Water Conservation Districts for review. Those agencies in Indiana have 28 days in which to review an application. We must also file a separate application for a General NPDES Rule 6 Stormwater Runoff Associated with Industrial Activity Permit in Indiana. In connection with this permit, we must have a Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution. Our Storn Water Pollution Prevention Plan (SWPPP) has been approved by the Randolph County Drainage Board. RTP is finalizing our application and we expect to submit our application for our NPDES water permit to the IDEM in the next fiscal quarter.
We anticipate incurring costs and expenses of approximately $290,000 in the next 12 months in complying with environmental laws, including the cost of approximately $150,000 for the continuous emissions monitoring systems. Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We are subject to oversight activities by the EPA. There is always a risk that the EPA would enforce certain rules and regulations differently than Nebraska’s environmental administrators. Nebraska and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Employees
We currently have two full-time employees. On January 22, 2007, we entered into an Employment agreement with Jeff Painter. Under the terms of the agreement, Mr. Painter will serve as our general manager. The initial term of the agreement is for a period of three years unless we terminate Mr. Painter’s employment “for cause” as defined in the agreement. In the event we terminate Mr. Painter’s employment, other than by reason of a termination “for cause”, then we will continue to pay Mr. Painter’s salary and fringe benefits through the end of the initial three year term. At the expiration of the initial term, Mr. Painter’s term of employment shall automatically renew on each one-year anniversary thereafter unless otherwise terminated by either party. For all services rendered by Mr. Painter, we have agreed to pay to Mr. Painter an annual base salary of $156,000. At the time the ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.
In addition, we have one full time office employee.
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

Risks Related to Cardinal Ethanol as a Development-Stage Company
Cardinal Ethanol has no operating history, which could result in errors in management and operations causing a reduction in the value of your investment. We were recently formed and have no history of operations. We may not manage start-up effectively or properly staff operations, and any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, you could lose all or a substantial part of your investment.
We have little to no experience in the ethanol industry and our directors do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant. We are presently, and are likely for some time to continue to be, dependent upon our initial directors. Most of these individuals are experienced in business generally but have very little or no experience in, organizing and building an ethanol plant, and governing and operating a public company. Our directors also have little to no expertise in the ethanol industry. In addition, certain directors on our board are presently engaged in business and other activities which impose substantial demand on the time and attention of such directors. Our directors do not dedicate their efforts to our project on a full time basis which may affect our ability to build and develop our ethanol plant.
We will depend on Fagen, Inc. for expertise in beginning operations in the ethanol industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage. We are dependent on our relationship with Fagen, Inc. and its employees. Any loss of this relationship with Fagen, Inc., particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and operate profitability and significantly damage our competitive position in the ethanol industry.
If we fail to finalize critical agreements, or the final agreements are unfavorable compared to what we currently anticipate, our project may fail or be harmed in ways that significantly reduce the value of your investment. You should be aware that this report makes reference to documents or agreements that are not yet final or executed, and plans that have not been implemented. In some instances such documents or agreements are not even in draft form. The definitive versions of those agreements, documents, plans or proposals may contain terms or conditions that vary significantly from the terms and conditions described. These tentative agreements, documents, plans or proposals may not materialize or, if they do materialize, may not prove to be profitable.
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
We have a history of losses and may not ever operate profitably. We may incur significant losses until we successfully complete construction and commence operations of the plant. There is no assurance that we will be successful in our efforts to build and operate an ethanol plant. Even if we successfully begin operations at the ethanol plant, there is no assurance that we will be able to operate profitably.
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

We have two full-time employees, but we may not be able to hire employees capable of effectively operating the ethanol plant, which may hinder our ability to operate profitably. Because we are a development-stage company, we have only two full-time employees. If we are not able to hire additional employees who can effectively operate the plant, our ability to generate revenue will be significantly reduced or prevented altogether such that you could lose all or a substantial portion of your investment.
Risks Related to Construction of the Ethanol Plant
We depend on Fagen, Inc. and ICM, Inc. to design and build our ethanol plant and their failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of your investment. We are highly dependent upon Fagen, Inc. and ICM, Inc. to design and build the plant. We have entered into a design-build agreement with Fagen, Inc. for the design and construction of our plant, under which Fagen, Inc. has engaged ICM, Inc. to provide design and engineering services. We have also entered into a phase I and phase II engineering services agreement with Fagen Engineering, LLC for certain engineering and design work. Fagen Engineering, LLC and Fagen, Inc. are both owned by Ron Fagen. Fagen Engineering, LLC provides engineering services for projects constructed by Fagen, Inc.
We have begun construction of our plant. If Fagen, Inc. terminates its relationship with us, we may not be able to obtain a replacement general contractor. Any such event may force us to abandon our business. Fagen, Inc. and ICM, Inc. and their affiliates, may have a conflict of interest with us because Fagen, Inc., ICM, Inc. and their employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require Fagen, Inc. or ICM, Inc. to devote their full time and attention to our activities. As a result, Fagen, Inc. and ICM, Inc. may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.
We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital. We anticipate that Fagen, Inc. will construct the plant for a contract price, based on the plans and specifications in the design-build agreement. We have based our capital needs on a design for the plant that will cost approximately $105,997,000, plus approved change orders of approximately $8,500,000 with additional start-up and development costs of approximately $43,096,000 for a total project completion cost of approximately $157,737,000. This price includes construction period interest. The final cost of the plant may be higher. There may be additional design changes or cost overruns associated with the construction of the plant. The cost of our plant could be significantly higher than the approximate $114,497,000 construction price in the design-build agreement.
In addition, shortages of steel or other building materials could affect the final cost of the plant. Advances and changes in technology may require changes to our current plans in order to remain competitive. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.
Construction delays could result in delays in our ability to generate profits if our production and sale of ethanol and its co-products are similarly delayed. We currently expect our plant to be operating in January 2009; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, changes in interest rates or the credit environment, our ability to maintain our debt financing or changes in political administrations at the federal, state or local level that result in policy change towards ethanol or this project, could cause construction and operation delays. If it takes longer to construct the plant than we anticipate, it will delay our ability to generate revenue and make it difficult for us to meet our debt service obligations.

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
Defects in plant construction could result in delays in our ability to generate revenues if our plant does not produce ethanol and its co-products as anticipated. Defects in materials and/or workmanship in the plant may occur. Under the terms of the design-build agreement with Fagen, Inc., Fagen, Inc. will warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though the design-build agreement requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues.
The plant site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue. Our plant site is located in east central Indiana. We may encounter hazardous environmental conditions that may delay the construction of the plant. We do not anticipate Fagen, Inc. to be responsible for any hazardous environmental conditions encountered at the plant site. Upon encountering a hazardous environmental condition, Fagen, Inc. may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, Fagen, Inc. will be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues.
The ethanol industry is a feedstock limited industry. An inadequate supply of corn, our primary feedstock, could cause the price of corn to increase and threaten the viability of our plant. The number of ethanol manufacturing plants either in production or in the planning or construction phases continues to increase at a rapid pace. This increase in the number of ethanol plants has affected and will continue to affect both the supply and the demand for corn. As a result, corn prices have increased substantially in recent months. As more plants develop and go into production there may not be an adequate supply of feedstock to satisfy the demand of the ethanol industry and the livestock industry, which uses corn in animal rations. Consequently, the price of corn may rise to the point where it threatens the viability of our project, or significantly decreases our ability to operate profitably.
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
We expect to be heavily dependent on rail as our primary mode of transporting our product to distribution terminals. Most ethanol producers ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders. Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand. According to a study by the U.S. Department of Agriculture, almost 75% of new rail car orders are to transport ethanol. In addition, there is a backlog in rail tank car orders, which could discourage growth in the ethanol industry. Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities. If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to pay higher prices for rail cars in order to compete with other plants for access to transportation. The lack of rail infrastructure may prevent us from shipping our ethanol to target markets and may even cause our plant to slow or halt production. This could lead to a decrease in our profitability and you could lose some or all of your investment.

The expansion of domestic ethanol production in combination with state bans on Methyl Tertiary Butyl Ether (MTBE) and/or state renewable fuels standards may place strains on destination terminal and blender infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best cost advantages. If the volume of ethanol shipments continues to increase with the nation’s increased production capacity and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets. In addition, ethanol destination terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders. Many blending terminals may need to make infrastructure changes to blend ethanol instead of MTBE and to blend the quantities of ethanol that are being produced. Refineries may be unwilling to spend large amounts of capital to expand infrastructure, or may be disinclined to blend ethanol absent a legislative mandate to increase blending. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are relunctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
Our financial performance will be significantly dependent on corn and natural gas prices and market prices for ethanol and distillers grains. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
The availability and price of corn will significantly influence our financial performance. Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. In recent months, corn prices have substantially increased well above historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
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

Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues, causing a reduction in the value of your investment
The price of ethanol has historically been much higher than its 10-year average; however, since 2005 the price of ethanol has dropped from about $2.00 per gallon to a low of near $1.50 per gallon. Increased production from new and existing ethanol plants has lead to lower prices for ethanol. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. For example, the increased production of ethanol has resulted in increased demand for corn. This has resulted in higher prices for corn and corn production, creating lower profits for ethanol producers. In the past year, corn prices have increased drastically, largely due to the demand for ethanol production, and demand may continue to increase with expanded ethanol production. There can be no assurance as to the price of ethanol or distillers grains in the future. If ethanol and distillers grains prices continue to stay low or decrease even further, it may result in less income which would decrease our revenues and you could lose some or all of your investment as a result.
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
We expect to engage in hedging transactions which involve risks that can harm our business. In an attempt to partially offset the effects of volatility of ethanol prices and corn costs, we may enter into contracts to supply a portion of our ethanol production or purchase a portion of our corn requirements on a forward basis and also engage in other hedging transactions involving exchange-traded futures and options contracts for corn from time to time. The price of unleaded gasoline also affects the price we may receive for our ethanol under indexed contracts. If we do not hire a third-party, we may not obtain the same level of service from an in-house employee. The financial statement impact of these activities will be dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn for which we may have futures contracts. Hedging arrangements also will expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn) or sold (ethanol). Hedging losses may be offset by a decreased cash price for corn and an increased cash price for ethanol. We do not assure you that we will not experience hedging losses in the future. We also intend to vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, our results of operations and financial position may be adversely affected by increases in the price of corn or decreases in the price of ethanol or unleaded gasoline.
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

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology we installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production process remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. Third-party licenses may not be available or, once obtained, may not continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Ethanol Industry
Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of your investment. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Although currently in the experimental stage, future large-scale biobutanol production may increase competition for agricultural feedstocks or provide a competitive advantage to pipeline owners, Additionally, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of your investment.
Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of your investment. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. In his January 2007 State of the Union Address, President Bush proposed to increase the scope of the current Renewable Fuel Standard (RFS), by expanding it to an Alternative Fuel Standard (AFS). If adopted, the AFS will include energy sources such as cellulosic ethanol and other alternative fuels.
If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are constructing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

As domestic ethanol production continues to grow, ethanol supply may exceed demand causing ethanol prices to decline. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. According to the RFA’s Ethanol Industry Outlook 2007, ethanol production reached a record high of 4.9 billion gallons in 2006. The RFA further states that domestic ethanol production capacity has increased from 1.9 billion gallons per year at December 31, 2001 to an estimated 7.0 billion gallons per year in October 2007. The RFA estimates that, as of October 2007, approximately 6.5 billion gallons per year of additional production capacity is under construction or expansion at new and existing facilities. In addition, POET, LLC (“POET”) is planning to expand its ethanol production capacity by 375 million gallons per year for 1,485 million gallons of total capacity and Archer Daniels Midland (“ADM”) is undergoing expansion to add 550 million gallons of ethanol production for 1,620 million gallons of total capacity upon completion. This clearly indicates their desire to maintain a significant share of the ethanol market. In addition, in late November 2007, VeraSun Energy Corporation and US BioEnergy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the VeraSun name and by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country.
Excess capacity in the ethanol industry may have an adverse effect on our results of operations, cash flows and financial condition. As these new plants begin operations, we expect domestic ethanol production to significantly increase. If the demand for ethanol does not grow at the same pace as increases in supply, the price for ethanol may continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits.
Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines, reduces fuel efficiency, takes more energy to produce than it contributes and leads to increased food prices which may affect the demand for ethanol and could affect our ability to market our product. Media reports in the popular press indicate that some consumers believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. It is also widely reported that ethanol products such as E85 significantly reduce fuel economy and cause overall fuel costs to substantially increase. E85 fuel is a blend of 85% ethanol and 15% gasoline. Researchers have published studies reporting that the production of ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability.
The inability of retailers to obtain pump certifications and availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol. The demand for E85 is driven by both the use of flex fuel vehicles by consumers and by the availability of E85 at retail stations. Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps. Recently, a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol. As a result, two stations in Ohio recently shut down E85 pumps and it is currently unclear whether more pumps will be shut down due to pending pump certifications. If additional E85 pumps are shut down the distribution of E85 could be curtailed, which could decrease our ability to generate revenue.
According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85 in the United States, and 31 models from varying automakers will be available in 2008. Currently only a few automobile manufacturers are producing flex fuel vehicles. Recently Daimler-Chrysler, Ford and General Motors pledged to double annual production of vehicles capable of running on renewable fuels to approximately two million cars and trucks by 2010. However, this was only a pledge by the automakers. If the automakers do not actually increase production of flex fuel vehicles, the lack of demand for E85 could significantly reduce the amount of ethanol we are able to sell, which could negatively affect our profitability .
Competition from ethanol imported from Caribbean Basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment. Typically, imported ethanol is subject to a 54 cent per gallon tariff. However, ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, which would reduce the value of your investment.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of your investment. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Due in part to the phase-outs of MTBE, Brazil has experienced a dramatic increase in ethanol production and trade in recent years, and the United States is the country’s largest importer. According to the RFA’s Ethanol Industry Outlook 2007, Brazil produced approximately 4.5 billion gallons of ethanol in 2006. In addition, according to the RFA, Brazil exported 400 million gallons of ethanol into the United States in 2006. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting United States ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.
Risks Related to Regulation and Governmental Action
A change in government policies favorable to ethanol may cause demand for ethanol to decline, which could reduce our ability to operate profitably. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause a reduction in the value of your investment.
Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.
Renewable Fuels Standard. The ethanol industry is assisted by various federal ethanol production and tax incentives, including those set forth in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a national 7.5 billion gallon renewable fuels standard (RFS). The RFS requires that gasoline sold by refiners, importers and blenders must contain an increasing amount of renewable fuel, such as ethanol. The RFS began at 4 billion gallons in 2006, and will increase to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons, which is slightly less than the amount of ethanol produced in 2006. The RFS will increase to 5.4 billion gallons in 2008. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations.
In April 2007, the Environmental Protection Agency (EPA) issued final regulations for a comprehensive, long-term RFS program starting in 2007. The RFS program final rules became effective on September 1, 2007. The new rules provide that 4.02% of all the gasoline sold or dispensed to United States motorists in 2007 be renewable fuel. In 2006, approximately 4.5 billion gallons of renewable fuel was consumed as motor vehicle fuel in the United States. The rule contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. The RFS must be met by refiners, blenders and importers. All obligated parties were expected to meet the RFS beginning in 2007. In order to comply with the RFS, each batch of renewable fuel produced is assigned a unique Renewable Identification Number (RIN). Obligated parties may then use the trading system to comply with the RFS by purchasing RIN’s which can be traded and transferred to other parties to meet the expected annual requirements.
President Bush’s 2007 State of the Union Address proposed an expansion and reform of the Renewable Fuels Standard (RFS). To comply with the current standard, fuel blenders must use 7.5 billion gallons of renewable fuels in 2012. Under the President’s proposal, the fuel standard will be set at 35 billion gallons of renewable and alternative fuels in 2017. The President’s proposal, if enacted, would also increase the scope of the current Renewable Fuel Standard (RFS), expanding it to an Alternative Fuel Standard (AFS). The AFS would include sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels. On April 19, 2007, the Alternative Fuel Standard Act of 2007 was introduced in the Senate. If adopted, the Act would replace the current RFS by requiring 10 billion gallons of alternative fuel to be used in 2010 and increasing to 35 billion gallons by 2018. In June 2007, the Senate passed a similar bill, which is being called the Renewable Fuels, Consumer Protection and Energy Efficiency Act of 2007. The bill requires an increasing portion of renewable fuels to be ‘advanced’ biofuels derived from unconventional biomass feedstocks beginning in 2016. The bill also expands the RFS by increasing the gallons of renewable fuels to 8.5 billion gallons in 2008 and progressively increases to 36 billion gallons by 2022. It is unknown whether the Alternative Fuel Standard Act or the Renewable Fuels, Consumer Protection and Energy Efficiency Act will be enacted and if enacted what final provisions they will contain.
The President’s ambitious goals are not likely to be reached with current technology and exclusively corn-derived ethanol. We cannot assure you that legislation addressing these goals will be adopted or that we will comply with the President’s goals and any resulting legislation. Our failure to do so may result in the loss of some or all of your investment.
Volumetric Ethanol Excise Tax Credit. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (JOBS Bill), which includes the provisions of the Volumetric Ethanol Excise Tax Credit (VEETC). The VEETC provides a credit of 51 cents per gallon on 10% ethanol blends. This tax credit is received by gasoline refiners and blenders for blending ethanol into their fuel. The credit took effect in 2005 and is set to expire in 2010. Legislation was introduced in the first day of the 2007 Congress which proposes a permanent extension of the VEETC; however, there is no guarantee that this proposed legislation will be adopted.
Small Ethanol Producer Tax Credit. Another important provision of the Energy Policy Act of 2005 involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10 cents per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. We do not anticipate that we will qualify for this tax credit based on our expected production capacity of 100 million gallons per year. If we do not qualify for the credit, it may be difficult to compete with those companies who are eligible for the credit. The small ethanol producer tax credit is set to expire December 31, 2010. As with the VEETC, legislation was introduced in the first 2007 session of Congress which proposes to make the small ethanol producer credit permanent; however, there is no guarantee that this proposed legislation will be adopted.
The elimination or reduction of tax incentives to the ethanol industry, such as the Volumetric Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.
Changes in environmental regulations or violations of the regulations could be expensive and reduce our profit. We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. If for any reason, any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profit and the value of your investment.
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. The Supreme Court recently determined that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of vehicle emissions. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant will produce a significant amount of carbon dioxide that we plan to vent into the atmosphere. If the EPA regulates carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably.

ITEM 2. DESCRIPTION OF PROPERTY.
We are building our plant near Harrisville, Indiana, in Randolph County which is located in east central Indiana. On December 13, 2006, we purchased the real estate for our plant. Our site is made up of two adjacent parcels which together total approximately 295 acres near Harrisville. We purchased the land for $9,000 per surveyed acre. We applied the costs of the option towards the total purchase price of the land.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. of Granite Falls, Minnesota for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $8,500,000, subject to further adjustment for change orders and increases in the costs of materials. We also agreed that if the plant was substantially complete within 575 days (19 months) from June 20, 2007, the date that Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 575 days from June 20, 2007. However, in no event will the early completion bonus exceed $1,000,000. As of September 30, 2007, we have incurred costs of approximately $52,354,000 of which approximately $5,235,000 and $6,033,000 are included in construction retainage payable and accounts payable respectively.
We began site work for our plant in February 2007. We provided notice to proceed to our design-builder, Fagen, Inc. which was signed and accepted by Fagen, Inc. on June 20, 2007. Construction of the plant commenced in April 2007. We expect to be operating in January 2009. We anticipate that our plant will have an approximate production capacity of 100 million gallons per year. We expect our plant, once completed, to consist of a grains area, fermentation area, distillation — evaporation area, dryer/energy center area, tank farm, auxiliary area and administration building. We entered into an agreement with Nu-Way Builders for the construction of our new administration building and expect to move our offices to the new building in April 2008.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 6 - Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
ITEM 3. LEGAL PROCEEDINGS.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
There is no public trading market for our units.
As of September 30, 2007 we had approximately 1,075 unit holders of record.
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-131749) effective on June 12, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units. We planned to raise a minimum of $45,000,000 and a maximum of $82,000,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. We closed our offering on November 6, 2006. We received subscription for approximately 14,038 units for total offering proceeds of approximately $70,190,000. The following is a breakdown of units registered and units sold in the offering:

	Aggregate Price of the		Aggregate price of the
Amount Registered	amount registered	Amount sold	amount sold
16,400	$82,000,000	14,038	$70,190,000
We terminated our escrow account on December 7, 2006 and released offering proceeds. As of September 30, 2007, our expenses related to the registration and issuance of these units was $613,135, which were netted against other offering proceeds. The following describes our use of net offering proceeds through the quarter ended September 30, 2007.

Net proceeds	$69,576,865 [1]

Purchase of Land	(2,646,989)
Construction of Plant	(46,923,859)
Financing costs	(739,167)
Project Development	(126,000)
Deposit on Operating Plant Expense	(639,000)
Other	(673705)

Balance	$17,828,145

(1)	Gross proceeds net of offering expenses of $613,135.
All the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% of more of our units.
Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Transfers are subject to approval by our board and must be made in compliance with the conditions set forth in our operating agreement and applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market and price for ethanol and distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
Overview
Cardinal Ethanol, LLC is a development-stage Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Harrisville, Indiana. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once built, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas. We commenced site work in February 2007. To date the majority of the site preparation is complete and construction of the plant is proceeding on schedule. We expect to be operating in January 2009.

We intend to finance the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission which closed on November 6, 2006. We terminated our escrow account and offering proceeds of $70,190,000 were released to Cardinal Ethanol on December 7, 2006. We issued 14,038 registered units to our members. On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. Based upon our current total project cost of approximately $157,737,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $8,500,000, subject to further adjustments for change orders and increases in the cost of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc., pursuant to the terms of the design-build contract, on December 20, 2006. In addition, we agreed that if the plant is substantially complete within 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 575 days from June 20, 2007. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000.
We have engaged CHS, Inc. to market our distillers grain and Murex, N.A., Ltd. to market our ethanol. In addition, we have engaged John Stewart & Associations, Inc. to provide risk management services.
We are still in the development phase, and until the ethanol plant is operational, we will generate no revenue. We anticipate incurring net losses until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on plant construction and preparation for start-up operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition. We estimate that we will need approximately $157,737,000 to complete the project.
Project Capitalization
We have issued 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have total proceeds from our two previous private placements of $1,360,000. Our seed capital proceeds supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training until we terminated our escrow agreement and released escrowed funds from our registered offering on December 7, 2006.
We filed a registration statement on Form SB-2 with the SEC which became effective on June 12, 2006. We also registered units for sale in the states of Florida, Georgia, Illinois, Indiana, Kentucky and Ohio. The registered offering was for a minimum of 9,000 units and a maximum of 16,400 units at a purchase price of $5,000 per unit. There was a minimum purchase requirement of four units to participate in the offering with additional units to be purchased in one unit increments. The minimum aggregate offering amount was $45,000,000 and the maximum aggregate offering amount was $82,000,000. We closed the offering on November 6, 2006 having received subscriptions for 14,038 units.
The proceeds from the sale of our units were held in escrow until December 7, 2006, at which time we terminated our escrow agreement with First Merchants Trust Company, N.A. and escrow proceeds of approximately $70,190,000 were transferred to our account at First National Bank of Omaha. We then issued 14,038 registered units to our members which supplements the 568 units issued in our two previous private placement offerings to our founders and our seed capital investors.

On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of September 30, 2007, we had an interest rate swap liability with a fair value of $222,506. We may select an interest rate during the construction period of 1-month or 3-month LIBOR plus 300 basis points on the construction note. At the expiration of the construction period, the interest rate on the construction note shall be 3-month Libor plus 300 basis points. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points over the applicable funding source. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
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
In addition to our equity and debt financing we have applied for and received and will continue to apply for various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. Grant revenue from this grant as of September 30, 2007 totaled $156,138. The grant funding period for the Value-Added Producer grant originally was to conclude on December 31, 2007. However on September 14, 2007 our request was approved to extend the grant for an additional three months or until March 31, 2008. We also received a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. The physical address of the plant site is in Union City, Randolph County, Indiana. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $3,000,000 from the Hoosier Business Investment Tax Credit program. We have not yet received any money or tax credits from these IEDC grants to date. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.
Plant construction and start-up of plant operations
For the next twelve months, we expect to continue working principally on the construction of our ethanol plant; obtaining the remaining permits; and negotiating contracts. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using the equity raised in our registered offering and our debt facilities. We believe that our existing funds will provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these preliminary activities through our commencement of operations.
Construction of the project is expected to take 18 to 20 months from the date construction commenced. We anticipate completion of plant construction in approximately January 2009. We expect to have sufficient cash on hand through our offering proceeds and financing to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $105,997,000 plus approved change orders of approximately $8,500,000 and any future adjustments for additional change orders and increases in the cost of materials and labor to construct the plant for a total project cost of approximately $157,737,000.

On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of $105,997,000 plus approved change orders of approximately $8,500,000, subject to further adjustment for change orders and increases in the costs of materials. We paid a mobilization fee of $8,000,000 to Fagen, Inc. pursuant to the terms of the design-build contract. In addition, we agreed that if the plant is substantially complete within 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 575 days from June 20, 2007. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.
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
We have engaged Terra Tec Engineering, LLC of Cedarburg, Wisconsin, to assist us with the rail engineering and design services necessary to install rail infrastructure for our plant. Terra Tec Engineering is an engineering consulting firm specializing in rail track design for industrial users. They have been involved in the design and construction of rail tack for several ethanol plants throughout the Midwest. Terra Tec Engineering has teamed with several well-known ethanol plant consultants, builders, and process technology engineers to streamline the construction process on several projects. The four phases of rail engineering services include Task 1 — Site Selection Assistance, Task 2 — Preliminary and Final Design, Task 3 — Bidding Assistance and Task 4 - Construction Observance Assistance. We have agreed to pay Terra Tec Engineering a fixed fee of $1,950 for each proposed site plus $56,200 for the rail engineering services provided in each of the Task phases. To date Tasks 1 through 3 have been completed and we have paid Terra Tec Engineering $102,170.
On January 25, 2007, we entered into an agreement with Fleming Excavating, Inc. for services related to site improvement for the plant. We agreed to pay Fleming excavating a fee of $3,434,530, plus approved change orders of approximately $777,000 for the services rendered under the agreement. Fleming Excavating has completed approximately 90% of the work under the contract with the additional work to be completed when the timing of other construction activities allows. As of September 30, 2007, we have incurred all costs relating to this agreement of which approximately $211,000 is included in construction retainage payable.
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

On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley agrees to receive, transport and redeliver natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,00,000 therms. For all gas received for and redelivered to us by Ohio Valley, we agreed to pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. In addition, we agreed to pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years commencing on the earlier date on which we begin commercial operations or the actual date on which service under the contract commences. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.
On May 2, 2007, we entered into an agreement with Peterson Contractor’s, Inc. for the installation of Geopier Foundations at the plant site. We agreed to pay Peterson Contractor’s, Inc. a fee of $351,000 for the services rendered under the agreement. Peterson Contractor’s, Inc. has completed all the work under the contract. To date, we have paid Peterson Contractor’s, Inc. $351,000.
In addition, on May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We agreed to pay Indiana Michigan Power Company monthly pursuant to their standard rates.
On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,956,000. Amtrac commenced work on the railroad in September 2007. Pursuant to the contract, we anticipate final completion of the work to occur no later than May 31, 2008. As of September 30, 2007, we have incurred costs of approximately $1,238,000 for services performed under the contract of which approximately $62,000 and $404,000 are included in construction retainage payable and accounts payable respectively.
In August 2007, we entered into a construction contract with Culy Construction & Excavating, Inc. to design and build a water main extension for approximately $563,247 with work scheduled to be completed by April 30, 2008. As of September 30, 2007, we have incurred costs of approximately $61,000 of which approximately $59,000 is included in accounts payable.
On August 22, 2007, we entered into a Design/Build Construction Contract with Hogenson Construction Company (“Hogenson”) under which Hogenson agreed to furnish all of the materials and perform all of the work necessary for the design, supply and installation of a complete auger cast pile system to support the concrete grain storage and concrete distillers grain storage for our plant. In exchange for Hogenson’s services, we agreed to pay Hogenson a lump sum price of $864,500 subject to any change orders agreed upon by the parties. As of September 30, 2007, we have incurred costs of approximately $553,000 of which approximately $467,000 is included in accounts payable.
Plant construction is progressing on schedule. We commenced site work at the plant in February 2007. To date the majority of the site preparation is complete. We provided Fagen, Inc. with notice to proceed with construction, which was executed on June 20, 2007. The following work has been completed to date:
•
Grains Area: The grain receiving tunnels are complete. The DDG silos have been poured and the DDG storage building is complete. Foundation work for the grain silos is complete and the slip forms are being constructed.

•
Fermentation/Process Area: Three fermentation tanks are under roof as well as the beer well. The remaining fermentation tanks are in various stages of completion. Structural steel is being placed and some of the process area vessels are set.

•	Distillation/Evaporation Area: The eight evaporators are set in place. Foundations and floors are complete and structural steel is being placed.

•
Dryer/Energy Center Area: The four drum dryers have been set. Building foundation work is underway, including pouring of various concrete footers and columns. The Thermal Oxidizers have been installed. Additional foundation work and floors are poured. Work is underway for completing the wet distillers grain area.

•
Auxiliary: The chiller has been set. The office building foundation is complete and structural steel is being placed. The cooling tower is being constructed as all the concrete is poured. Construction of the fire water tank has begun. The tank farm tanks are completed with painting currently being done. Two stabilization ponds have been dug and the liners are waiting to be inserted as weather allows.

In the next fiscal quarter, we expect that the grain silos and distiller grains silos will be poured, shells of the process building and energy center building will be complete or near completion, miscellaneous utility work will be well underway, the railroad will be 50% complete, and the majority of the county road rework will be complete. We expect all plant construction will be nearing completion in the next twelve months and the railroad loop and switches will be complete.
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
On December 13, 2006, we entered into a Distillers Grains Marketing Agreement with Commodity Specialist Company (“CSC”) for the purpose of marketing and distributing all of the distillers grains we produce at our plant. On August 28, 2007, we entered into a Consent to Assignment and Assumption of Marketing Agreement with CSC under which we agreed to the assignment by CSC of all the rights, title and interest in and duties, obligations and liabilities under our distillers grains marketing agreement to CHS, Inc. CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives. CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world. Pursuant to the consent, all other terms of the agreement will remain unchanged. CHS, Inc. will market our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all our wet distillers grains. The term of our agreement with CHS, Inc. is for one year commencing as of the completion and start-up of the plant. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.

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
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations. We have obtained the required air and construction permits necessary to begin construction of the plant and are in the process of obtaining any additional permits necessary to operate the plant. Fagen, Inc. and RTP Environmental Associates, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
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
In addition, our Storm Water Pollution Prevention Plan was approved by the Randolph County Drainage Board and we expect to submit our application for a NPDES permit within the next fiscal quarter.
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
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices. Those high prices have not been sustained, however, due to increased ethanol production, transportation and logistics problems in the industry. Management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.
We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 (the “Act”). The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The RFS began at 4 billion gallons in 2006, is set at 4.7 billion gallons in 2007 and 5.4 billion gallons in 2008, and will increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of October 30, 2007, 131 ethanol plants were producing ethanol with a combined annual production capacity of 7.02 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 6.45 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the VeraSun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
Because the current national ethanol production capacity exceeds the 2006 RFS requirement, we believe that other market factors, such as the growing trend for reduced usage of MTBE by the oil industry, state renewable fuels standards and increases in voluntary blending by terminals, were primarily responsible for recent years’ high ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term, and they may remain lower than in past years. In addition, management expects the increased requirement of 7.5 billion by 2012 may be unable to support ethanol prices in the long term, and an increase in the RFS requirement may be necessary to raise and sustain ethanol prices. A greater supply of ethanol on the market from these additional plants and plant expansions could further reduce the price we are able to charge for our ethanol. This may decrease our revenues when we begin sales of product.
Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 22 million gallons in 2004 to 200 million gallons in 2030. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, virtually every vehicle in the United States is capable of using ethanol blends up to 10%, but it takes a flexible fuel vehicle (FFV) to use higher blends up to E85. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million FFVs capable of operating on E85. Automakers such as Ford and General Motors have begun national campaigns to promote ethanol and have indicated plans to produce an estimated 4 million more FFVs per year.
The demand for E85 is largely driven by flexible fuel vehicle penetration of the United States vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. From 2003 to 2007, the number of retail stations that supply E85 increased from less than 200 to over 1,300 as reported by the American Coalition for Ethanol. This remains a relatively small percentage of the total number of retail gasoline stations in the United States, which is approximately 170,000. The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85, which became effective in 2006 and is scheduled to expire December 31, 2010. Legislation was introduced on the first day of the 2007 Congress which proposes a permanent extension of this tax credit; however, there is no guarantee that this proposed legislation will be adopted. This tax credit is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. However, some gas station operators may be hesitant to install pumps to dispense E85, as it is essentially a competitor to the stations’ main product, gasoline.

Demand for ethanol has been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, our management believes that the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. Our management also believes that increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.
Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe that use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy in the ethanol that is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many consumers blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability to sell our product and negatively affect our profitability.
Trends and uncertainties impacting the corn and natural gas markets and our future cost of goods sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On October 12, 2007, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.32 billion bushels. The October 12, 2007, estimate of the 2007 corn crop is approximately 26% above the USDA’s estimate of the 2006 corn crop of 10.53 billion bushels. According to the report, 2007 is expected to be a record year for corn production, as farmers are expected to harvest more acres than in 1933. Despite the large 2006 corn crop and expected large 2007 corn crop, corn prices have increased sharply since August 2006 and if the price of corn remains at current price levels we expect a negative impact on our margin opportunity. Although we do not expect to begin operations until January 2009, we expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances. Distillers dried grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States. As the damage from the hurricane became apparent, natural gas prices increased substantially. Hurricane Rita also impacted the Gulf Coast and caused shutdowns at several Texas refineries, which further increased natural gas prices. We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Technology Developments
Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a recent report by the United States Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. In his January 2007 state of the Union Address, President Bush proposed to increase the scope of the current Renewable Fuel Standard (RFA), by expanding it to an Alternative Fuel Standard (AFS). On April 19, 2007, the Alternative Fuel Standard Act of 2007 was introduced in the Senate. The AFS would amend the Clean Air Act’s existing RFS to include energy sources such as corn ethanol, cellulosic ethanol, biodiesel, methanol, butanol, hydrogen and alternative fuels, even those derived from gas and coal. If adopted, the Act would replace the current RFS by requiring 10 billion gallons of alternative fuel to be used in 2010 and increasing to 35 billion gallons by 2018.
In addition, in June 2007, the Senate passed H.R. 6 which is being called the Renewable Fuels, Consumer Protection and Energy Efficiency Act of 2007. The bill requires an increasing portion of renewable fuels to be ‘advanced’ biofuels including cellulosic ethanol, biobutanol and other fuels derived from unconventional biomass feedstocks beginning in 2016. The bill also expands the RFS by increasing the gallons of renewable fuels to 8.5 billion gallons in 2008 and progressively increases to 36 billion gallons by 2022. The Senate version requiring production of ‘advanced’ biofuels may negatively affect demand for ethanol. The House passed a version of this bill in August 2007, but the House version does not provide for the renewable fuels production mandate. It is unknown whether the bill will be enacted and if enacted what final provisions it will contain
Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build our ethanol plant near Harrisville, Indiana. This schedule could change in the future depending on whether we receive additional grants.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,190,000	44.50%
Seed Capital Proceeds (3)	$1,360,000	0.86%
Grants(5)	$775,000	0.49%
Interest Income	$2,412,000	1.53%
Senior Debt Financing (4)	$83,000,000	52.62%

Total Sources of Funds	$157,737,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received proceeds for approximately $70,190,000 in our registered offering and issued 14,038 registered units to our investors.

(3)
We have issued a total of 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we have issued 72 units to our founders at a price of $1,666.67 per unit. We have issued a total of 568 units in our two private placements in exchange for proceeds of $1,360,000.

(4)
On December 19, 2006, we closed our debt financing with First National Bank of Omaha. Our senior credit facility is in the amount of $96,000,000, consisting of a construction note of up to $83,000,000, a $10,000,000 revolving line of credit, up to $3,000,000 in letters of credit.

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

Estimated Uses of Proceeds
The following table reflects our estimate of costs and expenditures for the ethanol plant to be built near Harrisville, Indiana. These estimates are based on discussions with Fagen, Inc., our design-builder. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction cost	$114,640,570	72.68%
Land and development cost	11,228,484	7.12%
Office equipment	290,000	0.18%
Railroad	4,500,000	2.85%
Construction management costs	736,150	0.47%
Contingency	1,501,249	0.95%
Rolling stock	579,000	0.37%
Fire Protection/Water Supply	5,695,000	3.61%
Start up costs:
Financing costs	3,744,785	2.38%
Organization costs	637,462	0.40%
Operating costs	1,504,300	0.95%
Pre start-up costs	680,000	0.43%
Inventory — working capital	5,000,000	3.17%
Inventory — corn	3,000,000	1.90%
Inventory — chemicals and ingredients	500,000	0.32%
Inventory — Ethanol & DDGS	3,000,000	1.90%
Spare parts — process equipment	500,000	0.32%

Total	$157,737,000	100.00%
We expect the total funding required for the plant to be approximately $157,737,000, which includes $114,640,570 to build the plant and approximately $43,096,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to approximately $157,737,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. In addition, the $157,737,000 includes an additional expected increase of $5,597,597 to Fagen, Inc. due to the increase in the CCI for the month of June 2007. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.

Financial Results
As of September 30, 2007, we have total assets of $86,084,715 consisting primarily of investments and property and equipment. We have current liabilities of $13,621,236 consisting primarily of accounts payable and construction retainage payable. Total members’ equity as of September 30, 2007, was $72,463,479. Since our inception, we have generated no revenue from operations. From inception to September 30, 2007, we had net income of $1,773,772.
Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $157,737,000. We raised approximately $70,190,000 through our registered offering which closed on November 6, 2006. We closed our debt financing on December 19, 2006 with First National Bank of Omaha. Our debt financing consists of an $83,000,000 construction loan, a $10,000,000 revolving line of credit, and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014.
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
Employees
We currently have two full-time employees. On January 22, 2007, we entered into an Employment Agreement with Jeff Painter. Under the terms of the agreement, Mr. Painter will serve as our general manager. The initial term of the agreement is for a period of three years unless we terminate Mr. Painter’s employment “for cause” as defined in the agreement. In the event we terminate Mr. Painter’s employment, other than by reason of a termination “for cause”, then we will continue to pay Mr. Painter’s salary and fringe benefits through the end of the initial three year term. At the expiration of the initial term, Mr. Painter’s term of employment shall automatically renew on each one-year anniversary thereafter unless otherwise terminated by either party. For all services rendered by Mr. Painter, we have agreed to pay to Mr. Painter an annual base salary of $156,000. At the time the ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.
In addition, we have one full time office employee. See “DESCRIPTION OF BUSINESS - Employees.”

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
Cardinal Ethanol, LLC
Winchester, Indiana
We have audited the accompanying balance sheet of Cardinal Ethanol, LLC (a development stage company), as of September 30, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the years ended September 30, 2007 and 2006, and the period from inception (February 7, 2005) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC, (a development stage company) as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, and the period from inception (February 7, 2005) to September 30, 2007, in conformity with U.S. generally accepted accounting principles.
Certified Public Accountants
Minneapolis, Minnesota
December 14, 2007

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Balance Sheets

September 30,
ASSETS	2007
Current Assets
Cash and cash equivalents	$639,501
Investments	20,600,000
Grant receivable	4,540
Interest receivable	21,618
Prepaid and other current assets	19,799

Total current assets	21,285,458

Property and Equipment
Office equipment	17,932
Vehicles	31,928
Construction in process	60,672,524
Land	2,657,484

63,379,868
Less accumulated depreciation	(8,506)

Net property and equipment	63,371,362

Other Assets
Deposits	639,000
Deferred offering costs	—
Land options	—
Financing costs	788,895

Total other assets	1,427,895

Total Assets	$86,084,715

September 30,
LIABILITIES AND EQUITY	2007
Current Liabilities
Accounts payable	$7,874,839
Construction retainage payable	5,507,813
Accrued expenses	16,078
Derivative instruments	222,506

Total current liabilities	13,621,236

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	70,912,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(222,506)
Income (deficit) accumulated during development stage	1,773,772

Total members’ equity	72,463,479

Total Liabilities and Members’ Equity	$86,084,715

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Operations

	Year Ended	Year Ended	From Inception (February 7, 2005)
	September 30,	September 30,	to September 30,
	2007	2006	2007
Revenues	$—	$—	$—

Operating Expenses
Professional fees	407,164	301,475	743,961
General and administrative	467,916	288,247	766,312

Total	875,080	589,722	1,510,273

Operating Loss	(875,080)	(589,722)	(1,510,273)

Other Income
Grant income	531,138	100,000	631,138
Interest and dividend income	2,597,924	34,809	2,634,220
Miscellaneous income	1,399	17,190	18,687

Total	3,130,461	151,999	3,284,045

Net Income (Loss)	$2,255,381	$(437,723)	$1,773,772

Weighted Average Units Outstanding	12,026	477	4,741

Net Income (Loss) Per Unit	$187.54	$(917.66)	$374.13

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Period from February 7, 2005 (Date of Inception) to September 30, 2007
Statement of Changes in Members’ Equity

				Accumulated
				Other
	Member	Retained	Comprehensive	Comprehensive
	Contributions	Earnings	Income (Loss)	Loss
Balance — February 7, 2005 (Date of Inception)

Capital contributions — 72 units, $1,666.67 per unit, February 2005	$120,000

Net loss for the period from inception to September 30, 2005		$(43,886)

Balance — September 30, 2005	120,000	(43,886)	—	—

Capital contributions — 496 units, $2,500 per unit, December 2005	1,240,000

Costs related to capital contributions	(24,652)

Net loss for the year ending September 30, 2006		(437,723)

Balance — September 30, 2006	1,335,348	(481,609)	—	—

Capital contributions — 14,014 units, $5,000 per unit, December 2006	70,070,000

Capital contributions — 20 units, $5,000 per unit, January 2007	100,000

Capital contributions — 4 units, $5,000 per unit, February 2007	20,000

Costs related to capital contributions	(613,135)

Comprehensive income
Net income for the year ended September 30, 2007		2,255,381	$2,255,381

Other comprehensive income
Unrealized loss on derivative contracts			(222,506)	$(222,506)

Balance — September 30, 2007	$70,912,213	$1,773,772	$2,032,875	$(222,506)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Cash Flows

	Year Ended	Year Ended	From Inception (February 7, 2005)
	September 30,	September 30,	to September 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net income (loss)	$2,255,381	$(437,723)	$1,773,772
Adjustments to reconcile net loss to net cash from operations:
Depreciation	6,601	1,876	8,556
Loss on sale of investments	—	810	712
Gain on sale of asset	(50)	—	(50)
Unexercised land options	—	16,800	16,800
Change in assets and liabilities:
Investments	(20,600,000)	—	(20,600,000)
Grant receivable	(4,540)	—	(4,540)
Interest receivable	(20,326)	(1,292)	(21,618)
Prepaid expenses	5,394	(11,467)	(19,799)
Deposits	(639,000)	—	(639,000)
Accounts payable	(104,429)	111,223	28,301
Accrued expenses	12,222	3,481	16,078

Net cash provided by (used in) operating activities	(19,088,747)	(316,292)	(19,440,788)

Cash Flows from Investing Activities
Capital expenditures	(32,827)	(12,937)	(49,860)
Purchase of land	(2,647,484)	—	(2,647,484)
Payments for construction in process	(47,324,173)	—	(47,324,173)
Payments for land options	—	(26,800)	(26,800)
Proceeds from (purchases of) investments, net	—	65,763	(712)

Net cash provided by (used in) investing activities	(50,004,484)	26,026	(50,049,029)

Cash Flows from Financing Activities
Costs related to capital contributions	(25,209)	(604,193)	(637,787)
Payments for financing costs	(762,895)	(20,000)	(782,895)
Member contributions	70,190,000	1,240,000	71,550,000

Net cash provided by financing activities	69,401,896	615,807	70,129,318

Net Increase in Cash and Cash Equivalents	308,665	325,541	639,501

Cash and Cash Equivalents — Beginning of Period	330,836	5,295	—

Cash and Cash Equivalents — End of Period	$639,501	$330,836	$639,501

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$12,008,990	$—	$12,008,990

Financing costs in accounts payable	6,000		6,000

Deferred offering costs included in accounts payable	—	9,051	—

Deferred offering costs netted against member’s equity	637,787	—	637,787

Land option applied to land purchase	10,000	—	10,000

Loss on derivative instruments included in other comprehensive income	222,506	—	222,506

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion during the fall of 2008. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
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
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of commercial paper and totaled $592,017 at September 30, 2007.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Investments
Short-term investments consist of variable-rate preferred notes and totaled $20,600,000 at September 30, 2007.
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
September 30, 2007
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
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the September 30, 2007 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At September 30, 2007, the Company had an interest rate swap with a fair value of $222,506 recorded as a liability and as a deferred loss in other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at September 30, 2007 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.
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

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
2. MEMBERS’ EQUITY
The Company was initially capitalized by 12 management committee members who contributed an aggregate of $120,000 for 72 membership units. The Company was further capitalized by current and additional members, contributing an aggregate of $1,240,000 for 496 units pursuant to a private placement memorandum. This offering was closed and the units were authorized to be issued on December 7, 2005.
The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC). The Offering was for a minimum of 9,000 membership units and up to 16,400 membership units for sale at $5,000 per unit for a minimum of $45,000,000 and a maximum of $82,000,000. The registration became effective June 12, 2006 and was closed on November 6, 2006. The Company received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. On December 7, 2006, the escrow proceeds of $70,084,000 were released to the Company. The Company received an additional $106,000 for the subscriptions. The Company cancelled a subscription for 4 units and returned the down payment paid by the investor. The Company issued a total of 14,038 units for a total of $70,190,000 through this offering.
3. INCOME TAXES
The differences between financial statement basis and tax basis of assets at September 30 is as follows:

Financial statement basis of assets	$86,084,715
Plus: organization and start-up costs capitalized	748,302
Less: accumulated tax depreciation and amortization greater than financial statement basis	(3,386)

Income tax basis of assets	$86,829,631

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
4. BANK FINANCING
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
The loan fees consist of underwriting fees of $65,000 of which $20,000 was paid upon acceptance of the term sheet and $45,000 was paid at loan closing. There is a 65 basis point construction commitment fee amounting to $539,500, which was paid at loan closing. Additionally there is an annual servicing fee of $20,000 due at the conversion of the construction loan to the permanent term note and upon each anniversary for five years which is to be billed out quarterly after the first year fee. The letters of credit commitment fees are equal to 2.25% per annum.
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

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Subsequent to year end, the Company began drawing on the credit agreement.
5. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $157,737,000. The Company anticipates funding the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $86,187,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was included in the budgeted for in the total project cost of $157,737,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of September 30, 2007 the Company has incurred costs of approximately $52,354,000 of which approximately $5,235,000 and $6,033,000 are included in construction retainage payable and accounts payable, respectively. In addition there are several other contracts that supplement this design-build agreement.
In January 2007, the Company entered into an agreement with an unrelated company for the construction of site improvements for approximately $4,200,000, which includes approximately $777,000 in change orders, with work scheduled to be complete by mid August 2007. The Company may terminate this agreement for any reason. As of September 30, 2007, the Company has incurred all costs relating to this agreement of which approximately $211,000 is included in construction retainage payable.
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000, with work scheduled to be completed by May 31, 2008. As of September 30, 2007 the Company has incurred costs of approximately $1,238,000 of which approximately $62,000 and $404,000 are included in construction retainage payable and accounts payable, respectively.
In August 2007, the Company entered into a construction contract with an unrelated party to design and build a water main extension for approximately $563,000, with work scheduled to be completed by April 30, 2008. As of September 30, 2007 the Company has incurred costs of approximately $61,000 of which approximately $59,000 is included in accounts payable.
In August 2007, the Company entered into a construction contract with an unrelated party to design and install an auger cast pile system to support the storage bins for $865,000, with work scheduled to be completed in September 2007. As of September 30, 2007, the Company has incurred costs of approximately $553,000 of which approximately $467,000 is included in accounts payable.
In addition there are less significant site contracts that will be entered into to complete the plant within the total estimated price of $157,737,000.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
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
Grants
The county of Randolph and the city of Union City pledged $250,000 and $125,000, respectively, as grants to the Company if the Company were to locate their site within the county and city boundaries. In December 2006, the Company purchased land that fell within the county and city boundaries, making these two grants available. The grant funds will be used toward the construction of the plant, which may include the reconstruction of a county road. At September 30, 2007, the Company has received the $250,000 from the county of Randolph and the $125,000 from the city of Union City.
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds. The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. Prior to the amendment, the expenditure of matching funds was not to occur prior to the date the grant was signed, which was November 3, 2006. The grant funding period will conclude on December 31, 2007. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of September 30, 2007 totaled $156,138 of which $4,540 is included in grant receivable.
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
Marketing Agreements
In December 2006, the Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distiller’s dried grain solubles and wet distiller grains. In addition, the buyer will pay a fixed price for solubles. The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party. In August 2007, this agreement was assigned to another party with Cardinal Ethanol retaining all the benefits that were in the original agreement.
In December 2006, the Company entered into an agreement with an unrelated company to purchase all of the ethanol the Company produces at the plant. The Company agrees to pay a fixed percentage fee for marketing and distribution. The initial term of the agreement is five years with automatic renewal for one year terms thereafter, unless otherwise terminated by either party.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Utility Agreement
In March 2007, the Company entered into an agreement in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. The Company made two payments of $159,750 each in March 2007. The Company made a final payment of $319,500 in June 2007 after the completion of the required modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party.
In March 2007, the Company entered into a natural gas services contract with an initial term of ten years and automatic renewals for up to three consecutive one year periods. Under the contract, the Company agrees to pay a fixed amount per therm delivered for the first five years. For the remaining five years, the fixed amount will be increased by the compounded inflation rate (as determined by the Consumer Price Index). The contract will commence at the earlier of the date services under the contract commence or the date commercial operations commence.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A. CONTROLS AND PROCEDURES.
Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Treasurer and Principal Financial and Accounting Officer, Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.
PART III.
ITEM 9. DIRECTORS; EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
The following table shows the directors and officers of Cardinal Ethanol:

Director	Office
Troy Prescott	Director & Chairman/President
Thomas Chalfant	Director & Vice Chairman/Vice President
Dale Schwieterman	Director & Treasurer
Jeremey Jay Herlyn	Director & Secretary
Robert E. Anderson	Director
Lawrence Allen Baird	Director
Larry J. Barnette	Director
Ralph Brumbaugh	Director
Thomas C. Chronister	Director
Robert John Davis	Director
David Matthew Dersch	Director
G. Melvin Featherston	Director

Director	Office
John W. Fisher	Director
Everett Leon Hart	Director
Barry Hudson	Director
Lee James Kunzman	Director
Cyril George LeFevre	Director
Robert L. Morris	Director
Curtis Allan Rosar	Director
John N. Shanks II	Director
Michael Alan Shuter	Director
Steven John Snider	Director
Jerrold Lee Voisinet	Director
Andrew J. Zawosky	Director
Matthew Sederstrom	Director
Stephen L. Clark	Director
L. Marshall Roch	Director
Lawrence A. Lagowski	Director
Jeff Painter	General Manager
Business Experience of Directors and Officers
The following is a brief description of the business experience and background of our officers and Directors.
Troy Prescott, Chairman/President, Director, Age 42, 3780 North 250 East, Winchester, Indiana 47394.
Mr. Prescott has been a grain farmer in Randolph County, Indiana for the past 23 years and presently owns and operates a 2,500-acre row crop farm near Winchester, Indiana. In addition, for 11 years Mr. Prescott and his wife owned and operated Cheryl’s Restaurant which they sold in December 2005. He is currently serving his second term on the board of directors for the Randolph Central School District.
Mr. Prescott has served as our president and a director since our inception. Pursuant to our operating agreement, Mr. Prescott will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Thomas E. Chalfant, Vice Chairman/Vice President, Director, Age 57, 12028 West 700 North, Parker City, Indiana 47368.
Mr. Chalfant has been farming in Randolph County since 1974 and is the vice president and secretary of Chalfant Farms, Inc. He also is a member of the board of directors of First Merchants Bank since 1999, and is the president of the Randolph County Farm Bureau. Mr. Chalfant graduated from Purdue University with a bachelors of science in agriculture.
Mr. Chalfant has served as our vice chairman/vice president and a director since our inception. Pursuant to our operating agreement, Mr. Chalfant will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Dale A. Schwieterman, Treasurer, Director, Age 57, 3924 Cr 716 A, Celina, Ohio 45822.
Since 1974, Mr. Schwieterman has been employed as a certified public accountant. Since July 17, 1987, he has served as the president of McCrate DeLaet and Co., which provides accounting and tax consulting and preparation services. He is also involved with grain farming and cattle feeding partnerships in Mercer County, Ohio. He graduated from Bowling Green University with a degree in business in 1972.

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
Robert E. Anderson, Director, Age 78, 5737 East 156th Street, Noblesville, Indiana 46062.
Since 1971, Mr. Anderson has been an owner and operator of Iron Wheel Farm, Inc., a 1,800-acre farming operation. He is the chairman of the Riverview Hospital Foundation Board in Noblesville, Indiana. Until his retirement in 1987, he worked 42 years as a life insurance agent for Equitable Life Insurance Company. He is also the past president of Indianapolis Life Insurance Association. Mr. Anderson previously served as Lt. Governor for Kiwanis of Indiana.
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
Larry J. Barnette, Director, Age 55, 3247 North 300 East, Portland, Indiana 47371.
Mr. Barnette is the operations manager of LPI Transportation and LPI Excavation since 1978. He also has a 200-acre grain farm in the Portland, Indiana area. He is a former member of the board of directors for the Jay County Farm Bureau.
Mr. Barnette has served as a director since our inception. Pursuant to our operating agreement, Mr. Barnette will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Ralph E. Brumbaugh, Director, Age 65, 6290 Willis Road, Greenville, Ohio 45331.
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
Robert John Davis, Director, Age 48, 4465 North County Road 100 E, New Castle, Indiana 47362.
Mr. Davis has been the owner and operator of Spiceland Wood Products, Inc., a manufacturing firm supplying the residential and commercial marketplace with customized wood products, since 2001. Previously he was the Vice President of Operations for Frank Miller Lumber Company and for Grede Foundries, Inc. He also owns a 260-acre farm near New Castle, Indiana. He graduated from Purdue University School of Engineering in Materials Engineering
Mr. Davis has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Davis will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
David Mathews Dersch, Director, Age 70, 15 Valerie Drive, Greenville, South Carolina 29615.
In 1987, Dr. Dersch co-founded S & S Steel Corporation in Anderson, Indiana. He has also served as a member of the Dean’s Council of Indiana University Medical School for the past 15 years and has been a member of the Board of Directors of Bob Jones University in Greenville, South Carolina for the last 10 years. He was a practicing physician for OB-GYN, PC since 1969, and is now retired. Dr. Dersch graduated form the University of Indiana.
Dr. Dersch has served as a director since December 7, 2005. . In January 2007, Dr. Dersch appointed himself to serve as a director. Dr. Dersch will serve indefinitely at the pleasure of the appointing member.
G Melvin Featherston, Director, Age 82, 14740 River Road, Noblesville, Indiana 46062.
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
John Wesley Fisher, Director, Age 92, 3711 Burlington, Muncie, Indiana 47302.
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
Everett Leon Hart, Director, Age 69, 6934 Bradford Children’s Home Road, Greenville, Ohio 45331.
Since January 2007, Mr. Hart has served as a consultant with L.A.H. Development, LLC . From February 2003 through December 2006, Mr. Hart was in sales and service with L.A.H. Development, LLC and for 30 years, he owned and operated Nu-Way Farm Systems, Inc.
Mr. Hart has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Hart will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Barry Hudson, Director, Age 67, 1525 S Meridian, Portland, Indiana 47371.
Mr. Hudson was the chairman of the board and president of First National Bank in Portland, Indiana. He retired from First National Bank in March 2005 after 22 years of service.
Mr. Hudson has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Hudson will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Lee James Kunzman, Director, Age 63, 4740 Pennington Ct, Indianapolis, Indiana 46254.
Mr. Kunzman is the vice president and general manager for Hemelgarn Racing Inc. since 1984. Since 2002, he has served as a director of Hemelgarn/Johnson Motorsports, LLC. He also served as the vice president of Kunzman Motor Co Inc. from 1972 to 1979.
Mr. Kunzman has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Kunzman will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Cyril George LeFevre, Director, Age 61, 1318 Fox Road, Ft. Recovery, Ohio 45846.
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
Robert L. Morris, Director, Age 60, 9380 W. CR 1000 South, Losantville, Indiana 47354.
Mr. Morris has been a practicing certified public accountant for the past 34 years. He has been a practicing certified public accountant in Winchester, Indiana for the past 28 years and currently owns and operates Robert L. Morris & Co., P.C. He also is a member of the Randolph County Revolving Loan Board and has served as an advisory board member for the Winchester office of Mutual Federal Savings Bank since 1985. Mr. Morris received a bachelor’s degree in accounting from Ball State University in 1968.

Mr. Morris has served as a director since our inception. Pursuant to our operating agreement, Mr. Morris will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Curtis Allan Rosar, Director, Age 67, 3587 Wernle Road, Richmond, Indiana 47374.
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
Mr. Rosar has served as a director since December 7, 2005. In January 2007, Mr. Rosar appointed himself to serve as a director. Mr. Rosar will serve indefinitely at the pleasure of the appointing member.
John Nelton Shanks II, Director, Age 61, 349 N 500 W, Anderson, Indiana 46011.
Mr. Shanks has been a practicing attorney since 1971. Since 2003, he has been practicing as Shanks Law Office. Prior to that, Mr. Shanks was a partner at Ayres, Carr and Sullivan, P.C. He is also a registered civil mediator, a public and governmental affairs consultant and a licensed Indiana insurance agent. Mr. Shanks was admitted to practice before the Supreme Court of Indiana in 1971, the United States District Court for the Southern District in Indiana in 1971, and the United States Court of Appeals for the Seventh Circuit in 1972. Mr. Shanks is also a member of the Indiana State Bar Association. Since August 2005, Mr. Shanks has served as a Title IV-D Commissioner for the Unified Courts of Madison County, Indiana. He received his bachelor of arts from Indiana University in 1968, and then went on to Indiana University School of Law, graduating in 1971 with a doctorate of jurisprudence.
Mr. Shanks has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Shanks will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Michael Alan Shuter, Director, Age 56, 6376 N 300 W, Anderson, Indiana 46011.
Since 1973, Mr. Shuter has been the owner and operator of Shuter Sunset Farms, Inc., a farming operation which includes 3,200 acres of corn and soybeans, an 8,000-head wean to finish hog operation, and 35 head beef cow herd. He graduated from Purdue University in 1972 with a bachelors of science in agricultural economics.
Mr. Shuter has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Shuter will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.
Steven John Snider, Director, Age 48, 7290 N. Langdon Rd., Yorktown, Indiana 47396.
Mr. Snider is the region manager for AgReliant Genetics in Westfield, Indiana, with whom he began his career in 1982. He is the Secretary of Silver Fox Developments in Warsaw, Indiana and he is the managing partner of SMOR, LLC, a real estate development and investment group. He received a bachelor’s degree in agricultural economics from Purdue University in 1982.
Mr. Snider has served as a director since December 7, 2005. Pursuant to our operating agreement, Mr. Snider will serve until our first annual meeting following substantial completion of our ethanol plant and in all cases until a successor is elected and qualified.

Jerrold Leo Voisinet, Director, Age 61, 450 Garby Road, Piqua, Ohio 45356.
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
Matthew Sederstrom, Director, Age 34, 605 Jefferson Circle, Marshall, MN 56258.
Mr. Sederstrom is employed by Fagen, Inc. as the vice president of marketing and project development. The Company executed a design-build agreement with Fagen, Inc. to design and build our ethanol plant. Mr. Sederstrom has been employed with Fagen, Inc. since June 2001. Prior to his employment with Fagen, Inc. he was employed by Schott Corporation beginning in 1999 as a marketing representative.
Mr. Sederstrom was appointed to the board of directors by Fagen, Inc. in January 2007. Mr. Sederstrom will serve indefinitely at the pleasure of the appointing member.
Stephen L. Clark, Director, Age 64, 1625 North Gatewood, Wichita, KS 67206.
Mr. Clark is President of Clark Investment Group in Wichita, Kansas and has been involved in real estate development since 1960. He has a degree in business administration from Wichita State University. After college, he achieved the rank of Captain as a fighter pilot for the U.S. Air Force. He was a founding partner in a group that became the first, and largest, Godfather’s Pizza franchisee east of the Mississippi. He build and operated over 100 Godfather’s restaurants, a venture that was eventually taken public in 1983. In 1979, Mr. Clark entered the self-storage industry. Having replicated his initial concept, Security Self- Storage® is now a subsidiary of Clark Investment Group with over 50 properties in several states. He currently serves on the boards of Kansas Ethanol, Intrust Bank and the Wichita YMCA. He is also a past chair of both the WSU Foundation and Wichita State’s National Advisory Council.
Mr. Clark was appointed to the board of directors by Clark Family Partnership, LP. Mr. Clark will serve indefinitely at the pleasure of the appointing member.
Dr. L. Marshall Roch, II, Director, Age 73, 2006 East Robinwood Drive, Muncie, IN 47304.
Dr. Roch is the founder, chief executive officer and a director of Eye Center Group, LLC. The Eye Center Group is a group medical practice with about 25 physicians and operates four surgery centers.
Dr. Roch was appointed to the board of by Roch Investment, LLC. Dr. Roch will serve indefinitely at the pleasure of the appointing member.
Lawrence A. Lagowski, Director, Age 55, 600 North Buffalo Grove Road, Suite 300, Buffalo Grove, IL 60089
Mr. Lagowski is the chief financial officer of Indeck Energy Services, Inc.

Mr. Lagowski was appointed to the board of directors by Indeck Energy Services, Inc. Mr. Lagowski will serve indefinitely at the pleasure of the appointing member.
Significant Employees
Jeff Painter, General Manager, Age 51, 701 Wintergreen Drive, Yorktown, IN 47396
Mr. Painter has been in the Agricultural Business for the past 30 years. Most of those years have been spent as a grain merchandiser and/or facility manager for grain companies located in Indiana, Illinois, and Ohio. Most recently, he was the Commodities Manager at an ethanol facility in east central Illinois for 10 months before taking over as General Manager from March of 2005 to March of 2007. Mr. Painter grew up in New Castle, Indiana on a family farm that operated a corn and soybean business and hog and cattle operations. After graduation, he attended Purdue University.
Code of Ethics
Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Troy Prescott, and our principal financial officer, Dale Schwieterman. Each of these individuals signed an acknowledgment of his receipt of our code of ethics. We have previously filed a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to our Annual Report on Form 10-KSB for fiscal year ended September 30, 2006.
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
ITEM 10. EXECUTIVE COMPENSATION.
Compensation of Named Executive Officers and Directors
Troy Prescott is currently serving as our Chairman and President and Tom Chalfant is currently serving as our Vice Chairperson and Vice President. Dale Schwieterman is our treasurer and Jeremey Herlyn is our secretary. We do not compensate Mr. Prescott, Mr. Chalfant, Mr. Schwieterman or Mr. Herlyn for their service as officers.
We entered into a Project Development Fee Agreement with Troy Prescott under which we agreed to compensate Troy Prescott for his services as an independent contractor. On January 4, 2007, we paid Mr. Prescott $100,000 in satisfaction of our obligation under that agreement.
For our fiscal year ended September 30, 2007, none of our other directors or officers received any compensation.
We do not have any other compensation arrangements with our directors and officers.

General Manager Employment Agreement
On January 22, 2007, Cardinal Ethanol, LLC (the “Company”) entered into an Employment Agreement with Jeff Painter. Under the terms of the agreement, Mr. Painter will serve as the Company’s general manager. The initial term of the agreement is for a period of three years unless the Company terminates Mr. Painter’s employment “For Cause” as defined in the agreement. In the event, Mr. Painter’s employment is terminated by the Company, other than by reason of a termination “For Cause”, then the Company will continue to pay Mr. Painter’s salary and fringe benefits through the end of the initial three year term. At the expiration of the initial term, Mr. Painter’s term of employment shall automatically renew on each one-year anniversary thereafter unless otherwise terminated by either party. For all services rendered by Mr. Painter, the Company agreed to pay to Mr. Painter an annual base salary of One Hundred Fifty-Six Thousand Dollars ($156,000). At the time the Company’s ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by the Company’s board of directors in its sole discretion.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
Security Ownership of Certain Beneficial Owners
As of September 30, 2007 we had the following persons or entities known by us to be the beneficial owners of more than 5% of the outstanding units:

		Amount and
	Name and Address of	Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Membership Units	Steven L. Clark	950 units (1)	6.50%
	1625 North Gatewood
	Wichita, KS 67206

(1)
All units are owned by Stephen L. Clark Family Partnership, LP and Stephen L. Clark is the sole managing member of Clark Family General, LLC which is the general partner of Stephen L. Clark Family Partnership, LP.

Security Ownership of Management
As of September 30, 2007, our directors and officers owned membership units as follows:

		(3) Amount and
	(2) Name and Address of	Nature of	(4) Percent
(1) Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Membership Units	Troy Prescott
	3780 N. 250 East
	Winchester, IN 47394	82 units	0.56%
Membership Units	Thomas Chalfant
	12028 W. 700 North
	Parker City, IN 47368	57 units	0.39%
Membership Units	Dale Schwieterman
	3924 CR 716 A
	Celina, OH 45822	46 units	0.31%
Membership Units	John N. Shanks, II
	349 N. 500 West
	Anderson, IN 46011	16 units	0.11%
Membership Units	Robert E. Anderson
	5737 E. 156th Street
	Noblesville, IN 46062	72 units	0.49%

		(3) Amount and
	(2) Name and Address of	Nature of	(4) Percent
(1) Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Membership Units	Lawrence Allen Baird
	2579 S. 500 West
	Tipton, IN 46072	48 units	0.33%
Membership Units	Larry J. Barnette
	3247 N. 300 East
	Portland, IN 47371	26 units	0.18%
Membership Units	Ralph Brumbaugh
	P.O. Box 309
	Arcanum, OH 45304	100 units	0.68%
Membership Units	Thomas C. Chronister
	440 Kerr Island North
	Rome City, IN 46784	68 units	0.47%
Membership Units	Robert John Davis
	4465 N. Co. Rd. 100 East
	New Castle, IN 47362	36 units	0.25%
Membership Units	David Matthew Dersch
	305 N. Greenbriar Rd.
	Muncie, IN 47304	696 units(1)	4.77%
Membership Units	G. Melvin Featherston
	14740 River Rd.
	Noblesville, IN 46062	106 units(2)	0.73%
Membership Units	John W. Fisher
	P.O. Box 1408
	Muncie, IN 47308	236 units (3)	1.62%
Membership Units	Everett Hart(2)
	6934 Bradford Children’s
	Home Rd.
	Greenville, OH 45331	100 units	0.68%
Membership Units	Jeremey Jay Herlyn
	841 Hidden Valley Dr.
	Richmond, IN 47374	36 units	0.25%
Membership Units	Barry Hudson
	1525 Meridian St.
	Portland, IN 47371	66 units	0.45%
Membership Units	Lee James Kunzman
	4740 Pennington Ct.
	Indianapolis, IN 46254	20 units	0.14%

		(3) Amount and
	(2) Name and Address of	Nature of	(4) Percent
(1) Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Membership Units	Cyril George LeFevre
	1318 Fox Rd.
	Fort Recovery, OH 45846	36 units	0.25%
Membership Units	Robert L. Morris
	9380 W. CR 1000 S.
	Losantville, IN 47354	32 units	0.22%
Membership Units	Curtis Allan Rosar
	3587 Wernle Rd.
	Richmond, IN 47374	416 units(4)	2.85%
Membership Units	Michael Alan Shuter
	6376 N. 300 West
	Anderson, IN 46011	26 units	0.18%
Membership Units	Steven John Snider
	7290 Langdon Rd.
	Yorktown, IN 47396	40 units	0.27%
Membership Units	Jerrold Lee Voisinet
	450 Garby Rd.
	Piqua, OH 45356	24 units	0.16%
Membership Units	Andrew J. Zawosky
	50 Celestial Way # 208
	Juno Beach, FL 33408	120 units	0.82%
Membership Units	Matthew Sederstrom
	605 Jefferson Circle
	Marshall, MN 56258	406 units (5)	2.78%
Membership Units	Stephen L. Clark
	1625 North Gatewood
	Wichita, KS 67206	950 units (6)	6.50%
Membership Units	Dr. L. Marshall Roch, II
	2006 East Robinwood Drive
	Muncie, IN 47304	500 units (7)	3.42%
Membership Units	Lawrence A. Lagowski
	600 North Buffalo Grove
	Road, Suite 300
	Buffalo Grove, IL 60089	410 units(8)	2.81%
Membership Units	All Directors and Officers as a Group	4,771 units	32.67%

(1)	Six hundred units are owned by Dersch Energy, LLC and Dr. Dersch is a principal of Dersch Energy, LLC. Eighty units are held by the David M. Dersch IRA.

(2)	Sixty units are owned by Melrock Farms, LLC and G. Melvin Featherston is a principal of Melrock Farms, LLC.

(3)
One hundred units are owned by Ball Brothers Foundation and 60 units are held by Fisher Properties of Indiana, Inc. and John W. Fisher is a principal of Ball Brothers Foundation and Fisher Properties of Indiana, Inc.

(4)
Forty units are owned by the Marian Rosar Irrevocable Trust. Forty units are owned by Rosar Family, LP; 100 units are owned by Devco Realty; and 20 units are owned by Quad Investments. Curtis Allan Rosar is a principal of Rosar Family, LP, Devco Realty and Quad Investments. In addition, 10 units are owned by Naomi C. Kaeuper Revocable Living Trust.

(5)	Two hundred units are held by Fagen, Inc. and 200 units are held by Fagen, Energy, Inc. and Matt Sederstrom is the representative selected by Fagen, Inc. to serve on our board of directors.

(6)
All units are owned by Stephen L. Clark Family Partnership, LP and Stephen L. Clark is the sole managing member of Clark Family General, LLC which is the general partner of Stephen L. Clark Family Partnership, LP.

(7)	Four hundred units are owned by Roch Investment, LLC and 100 units are owned by L Marshall Roch II Conversion IRA.

(8)	Four hundred units are owned by Indeck Energy Services, Inc. and Mr. Lagowski is the representative selected by Indeck Energy Services, Inc. to serve on our board of directors.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Transaction with director and member Troy Prescott
On April 21, 2006, we entered into a project development agreement with Troy Prescott to compensate him for assisting us in developing, financing and constructing our plant. Mr. Prescott is chairman of our board of directors and president of Cardinal Ethanol. Under the terms of the agreement, his duties include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. Mr. Prescott is also responsible for apprising our board of the status of the project and of any material events, assisting us with the development of policies regarding construction of the project, and any other duties as directed by our board with respect to the development, financing and construction of our plant. For performing these development services for us, we paid Mr. Prescott a one-time development fee equal to $100,000. This fee was to be paid to Mr. Prescott on January 4, 2007.
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
Transaction with director and member Robert Davis
We entered into a Project Development Fee Agreement with Spiceland Wood Products, Inc. under which we agreed to pay Spiceland Wood Products a development fee of $26,000 in exchange for services performed by Robert Davis, the principal of Spiceland Wood Products, related to the development of our business. One-half of the development fee ($13,000) was paid to Spiceland Wood Products on December 20, 2006 and the remaining half ($13,000) was paid on March 1, 2007.
We believe that the terms of the Project Development Fee Agreement with Spiceland Wood Products, Inc. are comparable to that which we could have obtained from an unaffiliated third party. The terms fo the agreement, including the amount of the compensation payable to Spiceland Wood Products, Inc. were approved by a majority of disinterested directors. Our board believes that the $26,000 is reasonable in light of the services provided to us and that will be provided to us by Spiceland Wood Products.
Director Independence
Our independent directors are Robert Anderson, Lawrence Baird, Larry Barnette, Ralph Brumbaugh, Thomas Chronister, Robert Davis, David Dersch, G. Melvin Featherston, John Fisher, Evert Leon Hart, Barry Hudson, Lee James Kunzman, Cyril George LeFevre, Robert Morris, Curtis Rosar, John Shanks II, Michael Shuter, Steven Snider, Jerrold Voisinet, and Andrew Zawosky. Our directors that are not independent are Thomas Chalfant, Dale Schwieterman, Jeremey Herlyn, Troy Prescott and Matt Sederstrom. The determination of independence is made by reference to NASDAQ rule 4200 and 4350. Thomas Chalfant, Dale Schwieterman and Jeremey Herlyn are not considered independent in that they are serving as our executive officers. Troy Prescott is not considered independent because pursuant to a project development agreement, we paid Mr. Prescott a one-time development fee equal to $100,000 in exchange for services. This fee was to be paid to Mr. Prescott on January 4, 2007. Matt Sederstrom is not considered independent because of his position with our design-builder, Fagen, Inc. Mr. Sederstrom is employed by Fagen, Inc. as the vice president of marketing and project development.

Audit Committee
Our board of directors appointed an audit committee consisting of Dale Schwieterman, John W. Fisher, Tom Chronister and Tom Chalfant. The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, John W. Fisher, Tom Chronister and Tom Chalfant are independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Dale Schwieterman is not considered independent in that he is serving as an executive officer.
Compensation Committee
All the members of our board of directors serve as our compensation committee. Robert Anderson, Lawrence Baird, Larry Barnette, Ralph Brumbaugh, Thomas Chronister, Robert Davis, David Dersch, G. Melvin Featherston, John Fisher, Evert Leon Hart, Barry Hudson, Lee James Kunzman, Cyril George LeFevre, Robert Morris, Curtis Rosar, John Shanks II, Michael Shuter, Steven Snider, Jerrold Voisinet, and Andrew Zawosky are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350. For the reasons set forth above, Thomas Chalfant, Dale Schwieterman, Jeremey Herlyn, Troy Prescott and Matt Sederstrom are not considered independent.
Nominating Committee
All members of our board of directors serve as our nominating committee. Robert Anderson, Lawrence Baird, Larry Barnette, Ralph Brumbaugh, Thomas Chronister, Robert Davis, David Dersch, G. Melvin Featherston, John Fisher, Evert Leon Hart, Barry Hudson, Lee James Kunzman, Cyril George LeFevre, Robert Morris, Curtis Rosar, John Shanks II, Michael Shuter, Steven Snider, Jerrold Voisinet, and Andrew Zawosky are considered independent within the definition of independence provided by NASDAQ rules 4200 and 4350. For the reasons set forth above, Thomas Chalfant, Dale Schwieterman, Jeremey Herlyn, Troy Prescott and Matt Sederstrom are not considered independent.

ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.29	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.	1

10.30	Owner/Contractor Agreement dated January 25, 2006 between Cardinal Ethanol, LLC and Fleming Excavating, Inc.	1

10.31	Agreement to Extend and Modify Gas Distribution System between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 19, 2007.	2

10.32	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.	2

10.33	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	2

10.34	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	3

10.35	Railroad Construction Contract entered into between Cardinal Ethanol, LLC and Amtrac of Ohio, Inc. dated July 13, 2007.	3

10.36	Design Build Construction Contract between Hogenson Construction Company and Cardinal Ethanol, LLC dated August 22, 2007.	*

10.37	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended December 30, 2006 and filed on February 14, 2007.

(2)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 and filed on May 15, 2007

(3)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and filed on August 3, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The aggregate fees billed by the principal independent registered public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended September 30, 2006, and the fiscal year ended September 30, 2007 are as follows:

Category	Year	Fees
Audit Fees(1)	2007		$85,000
	2006		$94,000
Audit-Related Fees(1)	2007	$
	2006	$
Tax Fees	2007	$
	2006		$1,300
All Other Fees	2007	$
	2006	$

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.
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

CARDINAL ETHANOL, LLC
Date: December 12, 2007	/s/ Troy Prescott
Troy Prescott
Chairman (Principal Executive Officer)

Date: December 12, 2007	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CARDINAL ETHANOL, LLC
Date: December 12, 2007	/s/ Troy Prescott
Troy Prescott
Chairman (Principal Executive Officer)

Date: December 12, 2007	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 12, 2007	/s/ Troy Prescott
Troy Prescott
Chairman (Principal Executive Officer)

Date: December 12, 2007	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)

Date: December 12, 2007	/s/ Tom Chalfant
Tom Chalfant
Vice Chairman, Vice President and Director

Date: December 12, 2007	/s/ Jeremey Herlyn
Jeremey Herlyn, Director

Date: December 12, 2007	/s/ Robert E. Anderson
Robert E. Anderson, Director

Date: December 12, 2007	/s/ Lawrence Allen Baird
Lawrence Allen Baird, Director

Date: December 12, 2007	/s/ Larry J. Barnette
Larry J. Barnette, Director

Date: December 12, 2007	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date: December 12, 2007	/s/ Thomas C. Chronister
Thomas C. Chronister, Director

Date: December 12, 2007	/s/ Robert John Davis
Robert John Davis, Director

Date: December 12, 2007	/s/ David Matthew Dersch
David Matthew Dersch, Director

Date: December 12, 2007	/s/ G. Melvin Featherston
G. Melvin Featherston, Director

Date: December 12, 2007	/s/ John W. Fisher
John W. Fisher, Director

Date: December 12, 2007	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date: December 12, 2007	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date: December 12, 2007	/s/ Robert L. Morris
Robert L. Morris, Director

Date: December 12, 2007	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date: December 12, 2007	/s/ John Shanks
John Shanks, Director

Date: December 12, 2007	/s/ Michael A. Shuter
Michael A. Shuter, Director

Date: December 12, 2007	/s/ Steven J. Snider
Steven J. Snider, Director

Date: December 12, 2007	/s/ Jerrold L. Voisinet
Jerrold L. Voisinet, Director

Date: December 12, 2007	/s/ Matthew Sederstrom
Matthew Sederstrom, Director

Date: December 12, 2007	/s/ Stephen L. Clark
Stephen L. Clark, Director

Date: December 12, 2007	/s/ Dr. L. Marshall Roch
Dr. L. Marshall Roch, II, Director

Date: December 12, 2007	/s/ Lawrence A. Lagowski
Lawrence A. Lagowski, Director

Date: December 12, 2007	/s/ Lee Kunzman
Lee Kunzman, Director

Date: December 12, 2007	/a/ Andrew Zawosky
Andrew Zawosky, Director

Date: December 12, 2007	/s/ Barry Hudson
Barry Hudson, Director

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.29	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.	1

10.30	Owner/Contractor Agreement dated January 25, 2006 between Cardinal Ethanol, LLC and Fleming Excavating, Inc.	1

10.31	Agreement to Extend and Modify Gas Distribution System between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 19, 2007.	2

10.32	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.	2

10.33	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	2

10.34	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	3

10.35	Railroad Construction Contract entered into between Cardinal Ethanol, LLC and Amtrac of Ohio, Inc. dated July 13, 2007.	3

10.36	Design Build Construction Contract between Hogenson Construction Company and Cardinal Ethanol, LLC dated August 22, 2007.	*

10.37	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended December 30, 2006 and filed on February 14, 2007.

(2)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 and filed on May 15, 2007

(3)	Incorporated by reference to the exhibit of the same number on our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 and filed on August 3, 2007.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.