Form 10QSB
period 2007-12-31
Cardinal Ethanol LLC
filed 2008-02-11
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2007
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
☐ Yes       ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 11, 2008 there were 14,606 units outstanding.
Transitional Small Business Disclosure Format (Check one):
☐ Yes       ☑ No

PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements.
CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

December 31,
2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$79,503
Grant receivable	16,391
Prepaid and other current assets	49,732

Total current assets	145,626

Property and Equipment
Office equipment	17,932
Vehicles	31,928
Construction in process	87,990,665
Land	2,657,484

90,698,009
Less accumulated depreciation	(10,825)

Net property and equipment	90,687,184

Other Assets
Deposits	639,000
Financing costs, net of amortization	809,661

Total other assets	1,448,661

Total Assets	$92,281,471

December 31,
2007

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$7,877,253
Construction retainage payable	5,906,585
Accrued expenses	38,682
Derivative instruments	1,210,379

Total current liabilities	15,032,899

Long-Term Debt	5,814,860

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	70,912,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(1,210,379)
Income accumulated during development stage	1,731,878

Total members’ equity	71,433,712

Total Liabilities and Members’ Equity	$92,281,471

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	December 31,	December 31,	(February 7, 2005)
	2007	2006	to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	100,359	222,789	844,320
General and administrative	84,446	144,125	850,758

Total	184,805	366,914	1,695,078

Operating Loss	(184,805)	(366,914)	(1,695,078)

Other Income
Grant income	30,431	—	661,569
Interest and dividend income	108,440	561,683	2,742,660
Miscellaneous income	4,040	50	22,727

Total	142,911	561,733	3,426,956

Net Income (Loss)	$(41,894)	$194,819	$1,731,878

Weighted Average Units Outstanding — basic and diluted	14,606	4,376	5,599

Net Income (Loss) Per Unit — basic and diluted	$(2.87)	$44.52	$309.32

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended	From Inception
	December 31,	December 31,	(February 7, 2005)
	2007	2006	to December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(41,894)	$194,819	$1,731,878
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	2,319	703	10,875
Loss on sale of investments	—	—	712
Gain on sale of asset	—	(50)	(50)
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Grant receivable	(11,851)	—	(16,391)
Interest receivable	21,618	(152,528)	—
Prepaid expenses	(29,933)	12,805	(49,732)
Deposits	—	—	(639,000)
Accounts payable	67,131	96,223	95,431
Accrued expenses	(8,496)	(1,250)	7,582

Net cash provided by operating activities	(1,106)	150,722	1,158,105

Cash Flows from Investing Activities
Capital expenditures	—	(115)	(49,860)
Purchase of land	—	(2,647,484)	(2,647,484)
Payments for construction in process	(26,965,894)	(7,219,167)	(74,290,066)
Payments for land options	—	—	(26,800)
Proceeds from (purchases of) investments, net	20,600,000	—	(712)

Net cash used in investing activities	(6,365,894)	(9,866,766)	(77,014,922)

Cash Flows from Financing Activities
Costs related to capital contributions	—	(25,209)	(637,787)
Payments for financing costs	(7,858)	(105,285)	(790,753)
Proceeds from construction loan	5,814,860	—	5,814,860
Member contributions	—	70,084,000	71,550,000

Net cash provided by financing activities	5,807,002	69,953,506	75,936,320

Net Increase (Decrease) in Cash and Cash Equivalents	(559,998)	60,237,462	79,503

Cash and Cash Equivalents – Beginning of Period	639,501	330,836	—

Cash and Cash Equivalents – End of Period	$79,503	$60,568,298	$79,503

Supplemental Cash Flow Information
Interest paid, net of $31,100 capitalized	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$13,668,737	$802,876	$13,668,737

Financing costs in accounts payable	19,670	618,098	19,670

Deferred offering costs netted against member’s equity	—	613,185	637,787

Land option applied to land purchase	—	10,000	—

Loss on derivative instruments included in other comprehensive income	1,210,379	163,268	1,210,379

Accrued interest capitalized in construction in process	31,100	—	31,100

Amortization of financing costs capitalized	762	—	762

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
December 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007, contained in the Company’s annual report on Form 10-KSB.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion in January 2009. As of December 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over estimated useful lives (5-7 years for office equipment and vehicles) by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company will begin depreciating plant assets over their useful lives ranging from 10-30 years once the plant is operational.
Costs related to the projects under construction, including interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress. Construction in progress balances are transferred to ethanol manufacturing facilities when the assets are ready for their intended use.
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the December 31, 2007 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
December 31, 2007
At December 31, 2007, the Company had an interest rate swap with a fair value of $1,210,379 recorded as a liability and as a deferred loss in other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at December 31, 2007 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Capitalization of Interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard require that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. During the quarter ended December 31, 2007, the Company capitalized $31,100 of incurred interest.
Asset Impairment
The Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. No provision for impairment has been required since the inception of the Company.
Net Income (Loss) per Unit
Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net income (loss) per unit are the same.
2.  BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement for $41,500,000. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project. Outstanding borrowings on the construction loan totaled approximately $5,815,000 at December 31, 2007. Subsequent to the quarter ended December 31, 2007, the Company continues to increase their borrowings on the construction loan as plant construction progresses. The Company had outstanding borrowings of approximately $18,716,000 as of February 5, 2008.
The loan fees consist of underwriting fees of $65,000, a 65 basis point construction commitment fee amounting to $539,500, which was paid at loan closing, and other various costs related to the issuance of the loan totaling approximately $206,000. Additionally there is an annual servicing fee of $20,000 due at the conversion of the construction loan to the permanent term note and upon each anniversary for five years which is to be billed out quarterly after the first year fee. The letters of credit commitment fees are equal to 2.25% per annum.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
December 31, 2007
The loans, once converted to the term loans from the construction loan, are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios. A portion of the term loans will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. All of the loans are secured by all business assets.
3. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $157,737,000. The Company anticipates funding the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an inter-state registered offering, and securing debt financing, grants, and other incentives of approximately $86,187,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was included in the budgeted for in the total project cost of $157,737,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of December 31, 2007 the Company has incurred costs of approximately $75,990,000 of which approximately $5,580,000 and $7,198,000 are included in construction retainage payable and accounts payable, respectively. In addition there are several other contracts that supplement this design-build agreement.
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000, with work scheduled to be completed by May 31, 2008. As of December 31, 2007 the Company has incurred costs of approximately $3,127,000 of which approximately $100,000 and $104,000 are included in construction retainage payable and accounts payable, respectively.
In August 2007, the Company entered into a construction contract with an unrelated party to design and build a water main extension for approximately $563,000, with work scheduled to be completed by April 30, 2008. As of December 31, 2007 the Company has incurred costs of approximately $183,000 of which approximately $7,200 and $40,000 are included in construction retainage payable and accounts payable, respectively.
In addition there are less significant site contracts that will be entered into to complete the plant within the estimated total price of $157,737,000.
Grants
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds. The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. The grant funding period originally was to conclude on December 31, 2007. In September 2007 the company was given an extension to have the grant funding period conclude on March 31, 2008. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of December 31, 2007 totaled $186,569 of which $16,391 is included in grant receivable.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
December 31, 2007
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
Marketing Agreements
In December 2006, the Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of 98% and 96% of the actual selling price to the Company for distiller’s dried grain solubles and wet distiller grains, respectively. In addition, the buyer will pay a fixed price for solubles. The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party. In August 2007, this agreement was assigned to another party with Cardinal Ethanol retaining all the benefits that were in the original agreement.
In December 2006, the Company entered into an agreement with an unrelated company to purchase all of the ethanol the Company produces at the plant. The Company agrees to pay a fixed percentage fee of 0.90% for marketing and distribution. The initial term of the agreement is five years with automatic renewal for one year terms thereafter, unless otherwise terminated by either party.
Utility Agreements
In March 2007, the Company entered into an agreement in order to modify and extend the Company’s existing natural gas distribution system. The Company paid a total of $639,000 toward the required distribution system extension and modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party.
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

Plant construction is progressing on schedule. Construction of the project is expected to take 18 to 20 months from the date construction commenced. We commenced site work in February 2007. Our notice to proceed with construction to Fagen, Inc. was signed on June 20, 2007. We anticipate completion of plant construction in January 2009.
We are financing the development and construction of the ethanol plant with a combination of equity and debt. We raised approximately $70,190,000 in equity in our public offering registered with the Securities and Exchange Commission, which supplemented our seed capital equity of $1,360,000. We terminated our escrow account and offering proceeds were released to Cardinal Ethanol on December 7, 2006. On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. Based upon our current total project cost of approximately $157,737,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of approximately $109,000,000 including approved change orders of approximately $3,000,000. Due to increases in the Construction Cost Index through June 2007, when our notice to proceed was accepted by Fagen, Inc, the contract price increased by approximately $5,598,000 for a total contract price of approximately $114,500,000. We agreed that if the plant is substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.
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
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on completing plant construction and preparation for start-up of operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition. We estimate that we will need approximately $157,737,000 to complete the project.
Project Capitalization
We issued 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we issued 72 units to our founders at a price of $1,666.67 per unit. We received total proceeds from our private placements of $1,360,000. Our seed capital proceeds supplied us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training until we terminated our escrow agreement and closed on our equity raised in our registered offering on December 7, 2006.
We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on June 12, 2006. We also registered units for sale in the states of Florida, Georgia, Illinois, Indiana, Kentucky and Ohio. The registered offering was for a minimum of 9,000 units and a maximum of 16,400 units at a purchase price of $5,000 per unit. The minimum aggregate offering amount was $45,000,000 and the maximum aggregate offering amount was $82,000,000. We closed the offering on November 6, 2006 having received subscriptions for 14,038 units.
The proceeds from the sale of our units were held in escrow until December 7, 2006, at which time we terminated our escrow agreement with First Merchants Trust Company, N.A. and escrow proceeds of approximately $70,190,000 were transferred to our account at First National Bank of Omaha. We then issued 14,038 registered units to our members which supplemented the 568 units issued in our private placement offerings to our founders and our seed capital investors.

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
The loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios. After our construction phase we will be limited to annual capital expenditures of $1,000,000 without prior approval of our lender. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
We have exhausted our equity proceeds on plant construction and have begun to draw on our debt financing. As of December 31, 2007, we had draws totaling $5,815,000 on our credit agreement. Subsequent to the quarter ended December 31, 2007, we continue to increase our borrowings on the construction loan as plant construction progresses. We had outstanding borrowings of approximately $18,716,000 as of February 5, 2008. We expect our debt capital sources to be sufficient to complete plant construction and begin start-up operations.
In addition to our equity and debt financing we have applied for and received and will continue to apply for various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we have used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006, we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. Grant revenue from this grant as of December 31, 2007 totaled $186,569, of which $16,391 is included in grant receivable. The grant funding period for the Value-Added Producer grant originally was to conclude on December 31, 2007. However on September 14, 2007 our request was approved to extend the grant for an additional three months or until March 31, 2008. We also received a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. The physical address of the plant site is in Union City, Randolph County, Indiana. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $2,900,000 from the Hoosier Business Investment Tax Credit program. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.

Plant construction and start-up of plant operations
For the next twelve months, we expect to continue working principally on the construction of our ethanol plant; obtaining the remaining permits; and preparing for start-up of operations. We expect to hire 45 full-time employees before plant operations begin. We plan to fund these activities and initiatives using our debt facilities.
Construction of the project is expected to take 18 to 20 months from the date construction commenced. We anticipate completion of plant construction in approximately January 2009. We expect to have sufficient cash on hand through our financing to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $157,737,000 to complete construction of the plant and start-up operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $109,000,000 including approved change orders of approximately $3,000,000. Due to increases to the Construction Cost Index (“CCI”) through June 2007, when our notice to proceed was accepted by Fagen, Inc., our contract price increased by approximately $5,598,000 which was budgeted for in our total project cost of approximately $157,737,000, for a total contract price of approximately $114,500,000. We agreed that if the plant is substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of December 31, 2007, we have incurred costs of approximately $75,990,000 of which approximately $5,580,000 and $7,198,000 are included in construction retainage payable and accounts payable respectively.
We executed a Phase I and Phase II Engineering Services Agreement with Fagen Engineering, LLC, an entity related to our design-builder Fagen, Inc., for the performance of certain engineering and design work. Fagen Engineering, LLC performs the engineering services for projects constructed by Fagen, Inc. In exchange for certain engineering and design services, we have agreed to pay Fagen Engineering, LLC a lump-sum fixed fee, which will be credited against the total design-build costs.
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
On January 25, 2007, we entered into an agreement with Fleming Excavating, Inc. for services related to site improvement for the plant. We agreed to pay Fleming Excavating a fee of $4,200,000, which includes approved change orders of approximately $777,000 for the services rendered under the agreement. Fleming Excavating has completed substantially all of the work under the contract with minor wrap-up work to be completed when the timing of other construction activities allows. As of December 31, 2007, we have incurred all costs relating to this agreement of which approximately $211,000 is included in construction retainage payable.
On March 19, 2007, we entered into an Agreement to Extend and Modify Gas Distribution System with Ohio Valley Gas Corporation (“Ohio Valley”) under which Ohio Valley agreed to modify and extend our existing natural gas distribution system. Pursuant to the terms of the agreement, we paid a total of $639,000. Ohio Valley agreed to use its best efforts to complete the modification and extension by or before May 1, 2008. Under the agreement, all monies paid by us to Ohio Valley will be considered refundable if necessary in accordance with the provisions of the agreement.

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
On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,956,000. Amtrac commenced work on the railroad in September 2007. Pursuant to the contract, we anticipate final completion of the work to occur no later than May 31, 2008. As of December 31, 2007, we have incurred costs of approximately $3,127,000 for services performed under the contract of which approximately $100,000 and $104,000 are included in construction retainage payable and accounts payable respectively.
In August 2007, we entered into a construction contract with Culy Construction & Excavating, Inc. to design and build a water main extension for approximately $563,247 with work scheduled to be completed by April 30, 2008. As of December 31, 2007, we have incurred costs of approximately $183,000 of which approximately $7,200 and $40,000 are included in construction retainage payable and accounts payable respectively.
On August 22, 2007, we entered into a Design/Build Construction Contract with Hogenson Construction Company (“Hogenson”) under which Hogenson agreed to furnish all of the materials and perform all of the work necessary for the design, supply and installation of a complete auger cast pile system to support the concrete grain storage and concrete distillers grain storage for our plant. In exchange for Hogenson’s services, we agreed to pay Hogenson a lump sum price of $864,500 subject to any change orders agreed upon by the parties. As of December 31, 2007, we have incurred all costs related to this agreement.
Plant construction is progressing on schedule. We commenced site work at the plant in February 2007. We provided Fagen, Inc. with notice to proceed with construction, which was executed on June 20, 2007. Status to date on the construction is as follows:
•
Administration Building — Construction of the administration building is progressing as scheduled. Windows and doors should be installed within the month and we expect electrical work to begin later this month. The roof has been finished on the main office frame as well as the roof over the two truck scales.

•
Process Area — The fermentation tanks are almost complete with the final two roofs remaining to be put in place. Process area steel has been going up and the upper concrete floors of the process areas have been poured. Additional steel remains to be put into place and the distillation area is being built.

•
Energy Center — Structural steel is being placed in the Energy Center. The dryers and Thermal Oxidizers are in place. The wet cake pad is being constructed. Final footers are being completed and some of the duct work is beginning to be put into place.

•
Cooling Tower/Water Treatment — The cooling tower foundation has been poured and we expect work to begin on the cooling tower structure very soon. The process water tank is erected and the oxidation tank and blow down water tanks are being constructed.

•	Tank Farm — The tank farm tanks are constructed. Most of the tanks have been primed and painted.

•	DDG Building — The DDG building is completed and is currently being used for storage and a work area during the winter months.

•
Grains Area — The DDG silos and the grain silos have been constructed. Additional finish work on the silos is being completed now. The tunnels are complete and the receiving area floor has been poured. Some of the unloading equipment has been placed into the basement areas.

•
Rail Loop Track — Track work continues to progress. The three loops all are finished to varying degrees with much of the ballast being placed. The switch work and the tie-ins to the CSX main line have not bee started.

•	Electrical Substation — Indiana Michigan Power has begun construction of the substation. The substation pad has been constructed and the equipment has been delivered to the site.

•	Water Main — Construction of the water main from Union City, Indiana has begun and will be progressing as weather permits.
In the next fiscal quarter, we expect that a majority of the pipe rack footers and some pipe racks to be completed and the remaining steel to be placed in the process areas and energy center. Electrical work is expected to begin as well as some of the construction of steel piping for the process areas. Construction of the cooling tower structure and preliminary construction of the water treatment plant is expected to commence. We anticipate construction of the equipment in the grains area to begin. We expect the fermentation tanks to be complete and the administration building to be approximately 85 to 90% complete by the end of the quarter. Most of the rail loop is expected be in place with the exception of the electric switches to the CSX mainline.
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
Our facility is expected to be considered a minor source of regulated air pollutants. There are a number of emission sources that are expected to require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are expected to be emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”). The activities and emissions mean that we are expected to obtain a minor source construction permit for the facility emissions. Because of regulatory requirements, we anticipate that we will agree to limit production levels to a certain amount, which may be slightly higher than the production levels described in this document (currently projected at 100 million gallons per year at the nominal rate with the permit at a slightly higher rate) in order to avoid having to obtain Title V air permits. These production limitations will be a part of the New Source Construction/Federally Enforceable State Operating Permit (FESOP) “synthetic minor” in Indiana. If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions.
Our FESOP air permit was approved by the Indiana Department of Environmental Management (IDEM) on January 26, 2007. Our Storm Water Pollution Prevention Plan (SWPPP) was approved by the Randolph County Drainage Board and we expect to submit our application for a NPDES permit within the next fiscal quarter.
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
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices. Those high prices were not sustained, however, due to increased ethanol production, and transportation and logistics problems in the industry. Management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to realize higher ethanol market prices.

We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022. The Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS. In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel. The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years.
Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of January 29, 2008, 139 ethanol plants were producing ethanol with a combined annual production capacity of 7.89 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 5.54 billion gallons per year. POET and ADM control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. POET plans to produce an additional 375 million gallons of ethanol per year and ADM plans to produce an additional 550 million gallons of ethanol per year through plant expansions, which will strengthen their positions in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, in late November 2007, VeraSun Energy Corporation and US Bio Energy Corp. announced that they entered into a merger agreement which is expected to close during the first quarter of 2008. The new entity will retain the Vera Sun name and, by the end of 2008, is expected to own 16 ethanol facilities with a total production capacity of more than 1.6 billion gallons per year, which would make it one of the largest ethanol producers in the country. Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits causing the value of your investment to be reduced.
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
Demand for ethanol has historically been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, management believes that the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. In addition, increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.
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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of January 11, 2008, United States Department of Agriculture estimated the 2007 corn crop at 13.1 billion bushels, which is 20 percent larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007 and into 2008. We expect the price of corn to remain at current price levels well into 2008. Although we do not expect to begin operations until January 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
There is no assurance that a corn shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, the negative impact on profitability resulting from high corn prices may be mitigated, in part, by the increased value of the distillers grains we intend to market, as the price of corn and the price of distillers grains tend to fluctuate in tandem.
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
The Energy Independence and Security Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS. In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.
The Act also authorizes several grants for the advancement of the renewable fuels industry. It authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production. Further, $200 million annually in 2008 through 2014 is authorized for infrastructure grants for the installation of E85 fuel pumps. Funding is also dedicated for government departments to conduct studies on the feasibility of constructing a dedicated ethanol pipeline, the adequacy of rail transportation of renewable fuel and the impact of the RFS program on various industries such as the livestock and food industry. As enacted, the Act’s provisions did not include any new tax incentives for the production or use of renewable fuels; however, remaining tax incentives explained below remain in force.
Advances and changes in the technology used to produce ethanol may make the technology we installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.
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
Employees
We currently have two full-time employees. On January 22, 2007, we entered into an Employment Agreement with Jeff Painter to serve as our general manager. The initial term of the Agreement is for a period of three years unless we terminate Mr. Painter’s employment “for cause” as defined in the agreement. In the event we terminate Mr. Painter’s employment, other than by reason of a termination “for cause”, we will be obligated to continue to pay Mr. Painter’s salary and fringe benefits through the end of the initial three year term. At the expiration of the initial term, Mr. Painter’s term of employment shall automatically renew on each one-year anniversary thereafter unless otherwise terminated by either party. For all services rendered by Mr. Painter, we have agreed to pay to Mr. Painter an annual base salary of $156,000. At the time the ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.

In addition, we have one other full time office employee.
Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 44 full-time employees in addition to our general manager. Approximately nine of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. We are currently searching for a chief financial officer, plant manager and commodities manager. Once hired, these three individuals will assist our general manager in hiring the additional employees needed to fully staff the plant. We expect to fully staff the plant in the third quarter of this year.
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

(5)
In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). In September 2006 we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. In addition, we have been awarded a $250,000 grant from Randolph County and $125,000 from the city of Union City. We have also been chosen to receive training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $2,900,000 from the Hoosier Business Investment Tax Credit program.

Estimated Uses of Proceeds
The following table reflects our estimate of costs and expenditures for the ethanol plant being built near Harrisville, Indiana. These estimates are based on discussions with Fagen, Inc., our design-builder. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
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

We expect the total funding required for the plant to be approximately $157,737,000, which includes $114,640,570 to build the plant and approximately $43,096,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to approximately $157,737,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. In addition, the $157,737,000 includes an increase of $5,597,597 to Fagen, Inc. due to the increase in the CCI for the month of June 2007, the month in which Fagen, Inc. accepted our notice to proceed. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
As of December 31, 2007, we have total assets of $92,281,471 consisting primarily of property and equipment, deposits and financing costs. We have current liabilities of $15,032,899 consisting primarily of accounts payable, construction retainage payable and derivative instruments. We have long term debt of approximately $5,814,860. Total members’ equity as of December 31, 2007, was $71,433,712. Since our inception, we have generated no revenue from operations. From inception to December 31, 2007, we had net income of $1,731,878 consisting primarily of grant income and interest and dividend income.
Derivative Instruments
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the December 31, 2007 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At December 31, 2007, we had an interest rate swap with a fair value of $1,210,379 recorded as a liability and as a deferred loss in other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Treasurer and Principal Financial and Accounting Officer, Dale Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
We terminated our escrow account on December 7, 2006 and released offering proceeds. As of December 31, 2007, our expenses related to the registration and issuance of these units was $613,135, which were netted against other offering proceeds. The following describes our use of net offering proceeds through December 31, 2007.

Net proceeds	$69,576,865 [1]

Purchase of Land	(2,657,487)
Construction of Plant	(63,819,854)
Financing costs	(794,895)
Project Development	(126,000)
Deposit on Operating Plant Expense	(639,000)
Other	(1,539,632)

Balance	$0
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

CARDINAL ETHANOL, LLC

Date: February 13, 2007	/s/ Troy Prescott Troy Prescott
Chairman and President (Principal Executive Officer)

Date: February 13, 2007	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.