Form 10QSB
period 2008-03-31
Cardinal Ethanol LLC
filed 2008-05-15
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2008
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                      .
Commission file number 000-53036
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
☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 1, 2008 there were 14,606 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

March 31,
2008
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$76,159
Grant receivable	44,083
Prepaid and other current assets	42,347

Total current assets	162,589

Property and Equipment
Office equipment	17,932
Vehicles	31,928
Construction in process	101,480,567
Land	2,657,484

104,187,911
Less accumulated depreciation	(13,145)

Net property and equipment	104,174,766

Other Assets
Deposits	639,000
Financing costs, net of amortization	813,819

Total other assets	1,452,819

Total Assets	$105,790,174

March 31,
2008

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$4,953,390
Construction retainage payable	5,706,585
Accrued expenses	105,239
Derivative instruments	2,355,842

Total current liabilities	13,121,056

Long-Term Debt	22,500,859

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	70,912,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(2,355,842)
Income accumulated during development stage	1,611,888

Total members’ equity	70,168,259

Total Liabilities and Members’ Equity	$105,790,174

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	March 31,	March 31,	(February 7, 2005)
	2008	2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	49,002	66,389	893,322
General and administrative	132,663	134,188	983,421

Total	181,665	200,577	1,876,743

Operating Loss	(181,665)	(200,577)	(1,876,743)

Other Income
Grant income	61,048	461,280	722,617
Interest and dividend income	—	765,392	2,742,660
Miscellaneous income	627	450	23,354

Total	61,675	1,227,122	3,488,631

Net Income (Loss)	$(119,990)	$1,026,545	$1,611,888

Weighted Average Units Outstanding — basic and diluted	14,606	14,601	6,312

Net Income (Loss) Per Unit — basic and diluted	$(8.22)	$70.31	$255.37

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	149,361	289,178
General and administrative	217,109	278,312

Total	366,470	567,490

Operating Loss	(366,470)	(567,490)

Other Income
Grant income	91,479	461,280
Interest and dividend income	108,440	1,327,074
Miscellaneous income	4,667	500

Total	204,586	1,788,854

Net Income (Loss)	$(161,884)	$1,221,364

Weighted Average Units Outstanding — basic and diluted	14,606	9,432

Net Income (Loss) Per Unit	$(11.08)	$129.49

Notes to Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended	From Inception
	March 31,	March 31,	(February 7, 2005)
	2008	2007	to March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(161,884)	$1,221,364	$1,611,888
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	4,639	2,669	13,195
Loss on sale of investments	—	—	712
Gain on sale of asset	—	(50)	(50)
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Grant receivable	(39,543)	(130,410)	(44,083)
Interest receivable	21,618	(135,854)	—
Prepaid expenses	(22,548)	19,551	(42,347)
Deposits	—	(319,500)	(639,000)
Accounts payable	20,369	(69,525)	48,669
Accrued expenses	3,994	4,004	20,072

Net cash provided by (used in) operating activities	(173,355)	592,249	985,856

Cash Flows from Investing Activities
Capital expenditures	—	(32,827)	(49,860)
Purchase of land	—	(2,647,484)	(2,647,484)
Payments for construction in process	(21,572,703)	(8,265,133)	(68,896,875)
Payments for land options	—	—	(26,800)
Proceeds from (purchases of) investments, net	20,600,000	—	(712)

Net cash used in investing activities	(972,703)	(10,945,444)	(71,621,731)

Cash Flows from Financing Activities
Costs related to capital contributions	—	(25,209)	(637,787)
Payments for financing costs	(29,593)	(756,119)	(812,488)
Proceeds from construction loan	612,309	—	612,309
Member contributions	—	70,190,000	71,550,000

Net cash provided by financing activities	582,716	69,408,672	70,712,034

Net Increase (Decrease) in Cash and Cash Equivalents	(563,342)	59,055,477	76,159

Cash and Cash Equivalents - Beginning of Period	639,501	330,836	—

Cash and Cash Equivalents - End of Period	$76,159	$59,386,313	$76,159

Supplemental Cash Flow Information
Interest paid, net of $315,998, $- , $315,998 capitalized, respectively	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$10,599,306	$2,092,187	$10,599,306

Construction in process aquired with loan proceeds	21,888,550	—	21,888,550

Financing costs in accounts payable	12,000	—	12,000

Deferred offering costs netted against member’s equity	—	613,135	637,787

Land option applied to land purchase	—	10,000	10,000

Loss on derivative instruments included in other comprehensive income	2,355,842	193,635	2,355,842

Accrued interest capitalized in construction in process	85,167	—	85,167

Amortization of financing costs capitalized	10,669	—	10,669

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
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
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant in Union City, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion in January 2009. As of March 31, 2008, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the March 31, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At March 31, 2008, the Company had an interest rate swap with a fair value of $2,355,842 recorded as a liability and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at March 31, 2008 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized $284,898 and $315,998 of incurred interest for the three and six month periods ending March 31, 2008.
Net Income (Loss) per Unit
Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net loss per unit are the same.
2. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement for $41,500,000. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization and a balloon payment due at maturity. The construction loan offers a variable rate equal to the one month LIBOR plus 300 basis points. The variable rate following the construction period is equal to the three month LIBOR plus 300 basis points for the fixed rate note and variable rate note, and equal to the one month LIBOR plus 300 basis points for the long term revolving note and revolving line of credit. The construction period is 18 months from loan closing or the completion of the construction project. Outstanding borrowings on the construction loan totaled approximately $22,501,000 at March 31, 2008. The Company will continue to increase their borrowings on the construction loan as plant construction progresses.
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
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was budgeted for in the total project cost of $157,737,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of March 31, 2008 the Company has incurred costs of approximately $87,712,000 of which approximately $5,580,000 is included in construction retainage payable and $4,616,000 is included in accounts payable at March 31, 2008. In addition there are several other contracts that supplement this design-build agreement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000, with work scheduled to be completed by May 31, 2008. As of March 31, 2008 the Company has incurred costs of approximately $3,559,000 of which $100,000 is included in construction retainage payable.
In April 2008, the company entered into an agreement with an unrelated company for installation of a electric distribution system for approximately $992,000, with work scheduled to commence in May 2008 and estimated to be completed by July 2008.
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
The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. In March 2008, the company was given an extension to extend the funding period to September 30, 2008, previously March 31, 2008. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of March 31, 2008 totaled $203,534, of which $16,965 and $30,431 is included in grant income for the three and six month periods ending March 31, 2008, respectively.
The Company was awarded a $90,000 grant from the Industrial Development Grant Fund from the Indiana Economic Development Corp. Grant revenue from this grant as of March 31, 2008 totaled $44,083, all of which is included in grant receivable at March 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will”, “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;
•	Construction delays and technical difficulties in constructing and operating the plant;
•	Changes in the environmental regulations that apply to our plant site and operations;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the availability and price of corn and natural gas and the market for ethanol and distillers grains;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology; and
•	Competition from alternative fuel additives.
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
Overview
Cardinal Ethanol, LLC is a development-stage Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant, once completed, will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.

Plant construction is progressing on schedule. We commenced site work in February 2007. Our notice to proceed with construction to Fagen, Inc. was signed on June 20, 2007. We anticipate completion of plant construction in January 2009.
We are financing the development and construction of the ethanol plant with a combination of equity and debt. We raised approximately $70,190,000 in equity in our public offering registered with the Securities and Exchange Commission, which supplemented our seed capital equity of $1,360,000. We terminated our escrow account and offering proceeds were released to Cardinal Ethanol on December 7, 2006. On December 19, 2006, we closed our debt financing arrangement with First National Bank of Omaha. Our credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 in letters of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan. We have exhausted our equity proceeds on plant construction and have begun drawing on our debt financing. Based upon our current total project cost of approximately $157,737,000, we expect our debt sources to be sufficient to complete plant construction and begin start-up operations.
We entered into a design-build contract with Fagen, Inc. for the design and construction of our ethanol plant for a total price of approximately $114,500,000. We agreed that if the plant is substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event will Fagen, Inc.’s early completion bonus exceed $1,000,000.
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
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on completing plant construction and start-up of operations. As a result of our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with the completion of construction and start-up operations. We estimate that we will need approximately $157,737,000 to complete the project.
Project Capitalization
We issued 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we issued 72 units to our founders at a price of $1,666.67 per unit. We received total proceeds from our private placements of $1,360,000.
We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on June 12, 2006. We closed the offering on November 6, 2006.
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

On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. The construction loan offers a variable interest rate equal to the 1-month LIBOR plus 300 basis points. At the expiration of the construction period, the interest rate on the fixed rate note and variable rate note will be 3-month LIBOR plus 300 basis points. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points over the applicable funding source. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
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
We have exhausted our equity proceeds on plant construction and have begun to draw on our debt financing. As of March 31, 2008, we had outstanding borrowings totaling $22,501,000 on our credit agreement. Subsequent to the quarter ended March 31, 2008, we continue to increase our borrowings on the construction loan as plant construction progresses. We had outstanding borrowings of approximately $32,429,000 as of May 5, 2008.
In addition to our equity and debt financing we have applied for and received various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006, we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. Grant revenue from this grant as of March 31, 2008 totaled $203,534. The grant funding period for the Value-Added Producer grant has been extended to September 30, 2008. We also received a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $2,900,000 from the Hoosier Business Investment Tax Credit program. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.
We have requested reimbursement of funds spent on infrastructure which qualify for our Industrial Development Grant Fund from the state of Indiana. The $44,083 requested is included as grant income and grant receivable at March 31, 2008.
We were awarded a Hoosier Business Investment Tax Credit of $991,608 for the fiscal year ended September 30, 2007, and $561,097 for the period ended December 31, 2007. Both of those tax credits were passed through directly to the members. In addition, we were awarded an Economic Development for a Growing Economy Tax Credit of $6,578 for the calendar year ended December 31, 2007, which was also passed through to the benefit of our members.
Plant construction and start-up of plant operations
Construction of the project is expected to take 18 to 20 months from the date construction commenced. We anticipate completion of plant construction in approximately January 2009. We expect to complete construction and start-up operations within the next 12 months. We anticipate that our capital expenditures in the next 12 months will consist of approximately $50,767,000. We expect to have sufficient cash on hand through our debt financing to complete construction and start-up operations. Once we are operational, we expect to begin generating cash flow.

On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”). We agreed that if the plant is substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of March 31, 2008, we have incurred costs of approximately $87,712,000 of which approximately $5,580,000 and $4,616,000 are included in construction retainage payable and accounts payable respectively.
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
On March 19, 2007, we entered into an Agreement to Extend and Modify Gas Distribution System with Ohio Valley Gas Corporation (“Ohio Valley”) under which Ohio Valley agreed to modify and extend our existing natural gas distribution system. Pursuant to the terms of the agreement, we paid a total of $639,000. Ohio Valley Gas Corporation has performed substantially all the services under this agreement.
On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,956,000. Amtrac commenced work on the railroad in September 2007. Pursuant to the contract, we anticipate final completion of the work to occur no later than May 31, 2008. As of March 31, 2008, we have incurred costs of approximately $3,559,000 for services performed under the contract of which $100,000 is included in construction retainage payable.
In August 2007, we entered into a construction contract with Culy Construction & Excavating, Inc. to design and build a water main extension for approximately $563,247. As of March 31, 2008, we have incurred costs of approximately $471,000 of which approximately $7,200 is included in construction retainage payable.
In April 2008, we entered into a contract with Culy Construction & Excavating, Inc. for the installation of an electric distribution system at our site for approximately $992,000. We expect the work under the contract to begin in May 2008 and to be completed by July 2008.
Plant construction is progressing on schedule. Status to date on the construction is as follows:
•
Administration Building — The Administration Building is structurally complete. Final trim and clean up work is being finished. The waterline to the building has been connected but hasn’t been turned on. Natural gas to the building has not yet been connected. We expect that Ohio Valley Gas will be connecting the natural gas soon. Temporary electricity is connected to the building and we anticipate that permanent power will be connected when the onsite distribution is complete. In addition, the sidewalks have been poured to the entrance and side door.

•
Septic System — Now that the area where the septic system will be constructed has dried up, we expect to begin constructing the system. We anticipate this will be completed within the next 30 days of the date of this report.

•
Electric — The substation has been completed and energized. Our electric company is working on moving the utility poles parallel to the mainline railroad. They currently have about half of the new poles installed. We expect Culy Construction & Excavating, Inc. to begin the installation of an electric distribution system in May 2008. Transformers and switchgears have been ordered and we expect all of the underground will be put into place ahead of the transformers and switchgears. We expect the transformers and switchgears to be on-site around the third week of June 2008.

•
Water Main — The meter vault for the water main has been set into place and various parts have been delivered. Union City Water will be supplying the water meter. Once we have the meter we can get all of the lines connected and test the on-site water distribution system. We anticipate that water will be available to the Administration Building at that time as well. We have a few fire hydrants that need to be installed but otherwise all of the distribution system has been completed.

•
Fermentation/Process Area — Work in the process area is continuing with installation of additional pumps, motors, piping, electric and heat exchanges. The piping for the chiller is in place. Additional pipe trays are being placed and process water lines are being added. The overhead catwalks are installed and we are in the process of placing the outside siding. The distillation area is poured and foundations for the distillation process tanks and vessels are complete. Some of the distillation tanks are complete and the side tripper has been set into place. The interior offices and control center walls have been constructed as well.

•
Energy Center -The dryers and cyclones are complete. Additional ductwork is being installed. Dryer conveyors are in place. Centrifuges are secured in place and additional conveyors and hook ups are being installed. Part of the exterior siding has been installed. The motor control centers are being constructed and the bucket and cabinets are in place. The interior control area block walls are complete as are the motor control center room walls. The wet cake pad is completed and piers and foundations for the pipe racks in the energy area are being constructed and poured at this time.

•
Water Treatment Area — The cooling tower is complete and the large diameter piping is being installed. The tower pumps and motors are set into place. Additional foundation work for the water treatment building is being completed. We expect the building floor will be poured and siding will be placed within the next couple weeks. The fire water tank has been insulated and the contractors will be insulating the other area tanks. The NPDES Permit was filed in March 2008 and we have received bids for the discharge water process.

•
Tank Farm — Construction of the pier footers for the pipe racks is beginning. Additional piers for the ethanol load-out racks will be installed soon. After they have been placed, we can complete the rail work in the load-out rack areas.

•
Dried Distiller Grains (DDG) Area — The overhead conveyors and underground conveyors are being constructed. Electrical work is progressing in the conveyor areas. The DDG load-out scales have been set into place. Dust collection systems have also been set into place for DDG load-out.

•
Grain Receiving — The track scales have been installed and the pit areas are complete. Electrical components and wiring are progressing in this area. Underground conveyors have been secured into place and we are installing motors. The siding has been completed in the grains area. Dust collection cyclones have been set. All drainage in this area has been hooked up.

•
Rail Loop - Most of the rail loop has been completed. We expect the switches and switching racks will be finished within two weeks of the date of this report. We expect the remainder of the rail loop around the grain receiving areas and the track in the ethanol load-out areas to be completed in the next fiscal quarter. We are in the process of negotiating an agreement with CSX Transportation, Inc. so that we may complete the rail work on the CSX right-a-way.

Natural Gas and Electric Energy Agreements
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

Permitting and Regulatory Activities
We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to operate the plant. Fagen, Inc. and RTP Environmental Associates, Inc. are coordinating and assisting us with obtaining certain environmental permits, and advising us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
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
We have received the permits required for construction of the plant. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or we may unable to commence operations of the plant. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are successful in building and constructing the ethanol plant, we expect our future revenues will primarily consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Historically, the demand for ethanol increased relative to supply, which caused upward pressure on ethanol market prices. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals contributed to those strong ethanol prices. In 2007, however those high prices were not sustained due to increased ethanol production, and transportation and logistics problems in the industry. Recently, ethanol prices have been increasing again with the increase in the price of firm crude oil. However, management believes the industry will need to continue to grow demand and have governmental support, and transportation and logistical problems will need to be alleviated in order for the industry to continue to realize higher ethanol market prices.
We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol, and could negatively impact our business. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 which contained numerous provisions that favorably impacted the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Energy Policy Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The recently enacted Energy Independence and Security Act (the “Act”) amended the RFS to set the volume at 9 billion gallons in 2008, increasing to 36 billion gallons in 2022. However, the Act expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. As a result, advanced biofuels, cellulosic biofuels and biodiesel all can be used to meet the RFS, in addition to the conventional biofuels which we intend to produce. In addition, the RFS total annual requirement is allocated differently in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel. The RFS for conventional biofuel, including corn-based ethanol, will reach 15 billion gallons in 2015 and will not increase in subsequent years. This may have a negative effect on our ability to market our corn-based ethanol or compete with non-conventional biofuels, including cellulosic.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of April 2, 2008, 147 ethanol plants were producing ethanol with a combined annual production capacity of 8.52 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 5.08 billion gallons per year. Excess capacity in the ethanol industry will have an adverse effect on our results of operations, cash flows and financial condition once we are operational. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. As ethanol production continues to grow in 2008, we expect continued pressure on the ethanol prices. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate our profits.
Increased ethanol production has led to increased availability of distillers grains, which has resulted in a larger supply. Continued increased supply of dried distillers grains on the market from other plants could reduce the price we will be able to charge for our distillers dried grains. This could have a negative impact on our revenues.
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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Corn prices have continued to trend higher. As of March 31, 2008, United States Department of Agriculture estimated that 2008 corn acres planted will be down 8% from 2007 when corn acreage planted was the highest since 1944. The USDA attributes the decrease in expected acreage to favorable prices for other crops, high input costs for corn and crop rotations. With less acreage anticipated, we expect the price of corn to continue to rise. Although we do not expect to begin operations until January 2009, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 15% to 20% of our annual total production cost. We intend to use natural gas to dry our distillers grain products to moisture contents at which they can be stored for extended periods of time and transported greater distances. Natural gas prices have continued to rise as a result of increasing oil prices. We expect continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

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
The Energy Independence and Security Act (“Act”) expanded the definition of several renewable fuels which may be used by blenders to meet the RFS requirement. The RFS now includes conventional biofuels, advanced biofuels, cellulosic biofuels and biodiesel, all of which can be used to meet the RFS. In addition, the RFS total annual requirement is allocated different in each subsequent year to encourage the use of more cellulosic biofuels, advanced biofuels and biodiesel.
The Act also authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in green house gas emissions. In addition, it authorizes $25 million annually in 2008 through 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.
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
Operating Expenses
When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover actual expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
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
Subsequent to the period covered by this report, on April 28, 2008, Techia Brewer began her employment with Cardinal Ethanol as our Chief Financial Officer (CFO). We agreed to pay Ms. Brewer a base salary of $90,000 per year in exchange for her services as CFO. In addition, we agreed to pay Ms. Brewer a $5,000 signing bonus after the completion of one week of employment as our CFO. Ms. Brewer has taken over the duties and responsibilities of the CFO, previously held by our treasurer, Dale Schwieterman. Prior to her employment with Cardinal Ethanol, Ms. Brewer served as the Controller for Central Indiana Ethanol, LLC for two years. Prior to that Ms. Brewer had served as a Controller for National Machinery & Conveyor from June 2004 to March 2006. In addition, she served as the Controller for NX Communications, LLC from June 2003 to April 2004 and as the Controller for ALH Building Systems from November 2001 to June 2003.

In addition, we have one other full time office employee.
Prior to completion of plant construction and commencement of operations, we intend to hire approximately 43 full-time employees in addition to our general manager and CFO. Approximately nine of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. We are currently searching for a plant manager and commodities manager. Once hired, these two individuals will assist our general manager in hiring the additional employees needed to fully staff the plant. We expect to fully staff the plant in the third quarter of this year.
Our other executive officers, Troy Prescott, Tom Chalfant, Dale Schwieterman and Jeremey Herlyn, are not employees and they do not currently receive any compensation for their services as officers.
The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
Chief Financial Officer	1
General Manager	1
Plant Manager	1
Commodities Manager	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Officer Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	6
Plant Operators	23
TOTAL	45
Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build our ethanol plant near Union City, Indiana and begin start-up operations. This schedule could change in the future depending on whether we receive additional grants.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,190,000	44.50%
Seed Capital Proceeds (3)	$1,360,000	0.86%
Grants(4)	$775,000	0.49%
Interest Income	$2,412,000	1.53%
Senior Debt Financing (5)	$83,000,000	52.62%

Total Sources of Funds	$157,737,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received proceeds for approximately $70,190,000 in our registered offering and issued 14,038 registered units to our investors.

(3)	We have issued 496 units to our seed capital investors at a price of $2,500.00 per unit and 72 units to our founders at a price of $1,666.67 for total proceeds of $1,360,000.

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

(5)
On December 19, 2006, we closed our debt financing with First National Bank of Omaha. Our senior credit facility is in the amount of $96,000,000, consisting of a construction note of up to $83,000,000, a $10,000,000 revolving line of credit, up to $3,000,000 in letters of credit.

Estimated Uses of Proceeds
The following table reflects our estimate of costs and expenditures for the ethanol plant being built near Union City, Indiana. These estimates are based on discussions with Fagen, Inc., our design-builder. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
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

We expect the total funding required for the plant to be approximately $157,737,000, which includes $114,640,570 to build the plant and approximately $43,096,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to approximately $157,737,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant. In addition, the $157,737,000 includes an increase of $5,597,597 to Fagen, Inc. due to an adjustment to our contract price resulting from an increase in the CCI. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Quarterly Financial Results
As of March 31, 2008, we have total assets of approximately $105,790,000 consisting primarily of property and equipment, deposits and financing costs. We have current liabilities of approximately $13,121,000 consisting primarily of accounts payable, construction retainage payable and derivative instruments. We have long term debt of approximately $22,501,000. Total members’ equity as of March 31, 2008, was approximately $70,168,000. Since our inception, we have generated no revenue from operations. From inception to March 31, 2008, we had net income of approximately $1,612,000 consisting primarily of interest and dividend income.
Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the March 31, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At March 31, 2008, we had an interest rate swap with a fair value of $2,355,842 recorded as a liability and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3A(T). Controls and Procedures
Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Chief Financial Officer and Principal Financial and Accounting Officer, Techia Brewer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
None.
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

CARDINAL ETHANOL, LLC

Date: May 13, 2008	/s/ Troy Prescott Troy Prescott
Chairman and President (Principal Executive Officer)

Date: May 13, 2008	/s/ Techia Brewer Techia Brewer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.