Form 10QSB
period 2008-06-30
Cardinal Ethanol LLC
filed 2008-08-14
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2008

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                     .

Commission file number 000-53036
CARDINAL ETHANOL, LLC
(Exact name of small business issuer as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	20-2327916 (I.R.S. Employer Identification No.)
1554 N. County Road 600 E., Union City, IN 47390
(Address of principal executive offices)
(765) 964-3137
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 1, 2008 there were 14,606 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis and Plan of Operations	11

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	25

Exhibit 10.1
Exhibit 10.2
Exhibit 10.2
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Balance Sheet

June 30,
2008
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$32,480
Prepaid and other current assets	42,680

Total current assets	75,160

Property and Equipment
Office equipment	101,160
Vehicles	31,928
Building	619,615
Construction in process	120,616,810
Land	2,657,484

124,026,997
Less accumulated depreciation	(18,905)

Net property and equipment	124,008,092

Other Assets
Deposits	639,000
Financing costs, net of amortization	816,406

Total other assets	1,455,406

Total Assets	$125,538,658

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$6,657,662
Construction retainage payable	5,706,585
Accrued expenses	170,529
Derivative instruments	1,040,233

Total current liabilities	13,575,009

Long-Term Debt	40,659,969

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	70,912,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(1,040,233)
Income accumulated during development stage	1,431,700

Total members’ equity	71,303,680

Total Liabilities and Members’ Equity	$125,538,658

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	From Inception
	June 30,	June 30,	(February 7, 2005)
	2008	2007	to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	68,552	64,897	961,874
General and administrative	144,318	100,017	1,127,739

Total	212,870	164,914	2,089,613

Operating Loss	(212,870)	(164,914)	(2,089,613)

Other Income
Grant income	32,223	36,517	754,840
Interest and dividend income	—	749,485	2,742,660
Miscellaneous income	459	450	23,813

Total	32,682	786,452	3,521,313

Net Income (Loss)	$(180,188)	$621,538	$1,431,700

Weighted Average Units Outstanding — basic and diluted	14,606	14,606	6,921

Net Income (Loss) Per Unit — basic and diluted	$(12.34)	$42.55	$206.86

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	217,914	354,075
General and administrative	361,426	378,329

Total	579,340	732,404

Operating Loss	(579,340)	(732,404)

Other Income
Grant income	123,702	497,797
Interest and dividend income	108,440	2,076,559
Miscellaneous income	5,126	950

Total	237,268	2,575,306

Net Income (Loss)	$(342,072)	$1,842,902

Weighted Average Units Outstanding — basic and diluted	14,606	11,157

Net Income (Loss) Per Unit — basic and diluted	$(23.42)	$165.18

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended	From Inception
	June 30,	June 30,	(February 7, 2005)
	2008	2007	to June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(342,072)	$1,842,902	$1,431,700
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	10,399	4,635	18,955
Loss on sale of investments	—	—	712
Gain on sale of asset	—	(50)	(50)
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Grant receivable	4,540	(129,680)	—
Interest receivable	21,618	(114,366)	—
Prepaid expenses	(22,881)	(576)	(42,680)
Deposits	—	(639,000)	(639,000)
Accounts payable	171,888	(100,148)	206,188
Accrued expenses	16,461	12,793	32,539

Net cash provided by (used in) operating activities	(140,047)	876,510	1,025,164

Cash Flows from Investing Activities
Capital expenditures	(702,843)	(32,827)	(752,703)
Purchase of land	—	(2,647,484)	(2,647,484)
Payments for construction in process	(21,562,638)	(11,229,427)	(68,886,810)
Payments for land options	—	—	(26,800)
Proceeds from (purchases of) investments, net	20,600,000	—	(712)

Net cash used in investing activities	(1,665,481)	(13,909,738)	(72,314,509)

Cash Flows from Financing Activities
Costs related to capital contributions	—	(25,209)	(637,787)
Payments for financing costs	(49,411)	(756,645)	(838,306)
Proceeds from construction loan	1,247,918	—	1,247,918
Member contributions	—	70,190,000	71,550,000

Net cash provided by financing activities	1,198,507	69,408,146	71,321,825

Net Increase (Decrease) in Cash and Cash Equivalents	(607,021)	56,374,918	32,480

Cash and Cash Equivalents — Beginning of Period	639,501	330,836	—

Cash and Cash Equivalents — End of Period	$32,480	$56,705,754	$32,480

Supplemental Cash Flow Information
Interest paid, net of $783,001 capitalized	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$12,152,059	$1,356,175	$12,152,059

Construction in process aquired with loan proceeds	39,412,051	—	39,412,051

Financing costs in accounts payable	6,000	—	6,000

Deferred offering costs netted against member’s equity	—	613,135	637,787

Land option applied to land purchase	—	10,000	10,000

Gain on derivative instruments included in other comprehensive income	1,040,233	547,700	1,040,233

Accrued interest capitalized in construction in process	137,990	—	137,990

Amortization of financing costs capitalized	27,900	—	27,900

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2008
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
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Harrisville, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. Construction is anticipated to take 18-20 months with expected completion in October 2008. As of June 30, 2008, the Company is in the development stage with its efforts being principally devoted to organizational and construction activities.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Derivative Instruments
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument, that is designated as and meets all of the required criteria for a cash flow hedge, are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At June 30, 2008, the Company had an interest rate swap with a fair value of $1,040,233 recorded as a liability and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximates their fair value. The Company estimates that the fair value of all financial instruments at June 30, 2008 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2008
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $467,000 and $783,000 of incurred interest for the three and nine month periods ending June 30, 2008, respectively.
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
2. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement to fix the interest rate on $41,500,000 of debt. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization and a balloon payment due at maturity. The construction loan offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project. Outstanding borrowings on the construction loan totaled approximately $40,660,000 at June 30, 2008. Prior to April 8, 2009, the loan shall accrue interest at a rate equal to 1-month LIBOR plus 300 basis points. After the termination date, the loan shall convert into a term loan which will accrue interest at the 3-month LIBOR rate plus 300 basis points with equal quarterly payments due. Payments on the term loan will commence in July 2009. The Company will continue to increase their borrowings on the construction loan as plant construction progresses.
In July 2008, the Company amended the construction loan agreement to include a new loan up to a maximum amount of $3,600,000 for the purchase and installation of the corn oil extraction system, discussed in Note 4. Prior to April 8, 2009, interest only is payable on the principal balance outstanding on the loan and is payable quarterly and shall accrue at a rate equal to the 1-month LIBOR plus 300 basis points. On April 8, 2009 the loan shall convert to a Term Note, provided no event of default has occurred, which shall accrue interest equal to the 3-month LIBOR plus 300 basis points. Principal on the Term Note shall be payable in equal quarterly installments of $90,000, plus accrued interest, commencing in July 2009.
3. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 175 covered hopper cars. The Company will pay approximately $480 per car per month beginning on delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2008
4. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $161,337,000. The Company anticipates funding the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an inter-state registered offering, and securing debt financing, grants, and other incentives of approximately $89,787,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was included in the budget for the total project cost of $161,337,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of June 30, 2008 the Company has incurred costs of approximately $102,807,000 of which approximately $5,580,000 is included in construction retainage payable and $6,353,000 is included in accounts payable at June 30, 2008. In addition, there are several other contracts that supplement this design-build agreement.
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000, with work scheduled to be completed by August 31, 2008. As of June 30, 2008, the Company has incurred costs of approximately $3,673,000 of which $100,000 is included in construction retainage payable.
In April 2008, the Company entered into an agreement with an unrelated company for installation of an electric distribution system for approximately $992,000. Work commenced in May 2008 and was completed in July 2008. As of June 30, 2008, the Company has incurred costs of approximately $731,000.
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party to detail the provisions of the construction, maintenance and use of private sidetrack rail. The Company’s total commitment will be approximately $1,097,000 which will be advanced and applied to the portion of the sidetrack that the unrelated party will construct. The advance and the costs incurred by the Company for its portion of the sidetrack construction will be subject to a refund based on qualifying railcar outbound shipments. The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice.
In June 2008, the Company entered into an agreement with an unrelated party for the construction and installation of a tricanter oil separation system for approximately $3,017,000. The Company will pay 50% at the time of signing the agreement, 40% upon delivery of the equipment and the remaining 10% upon the completion of the performance testing. The Construction will be financed by the amendment to the construction loan agreement as discussed in Note 2.
In addition there are less significant site contracts that will be entered into to complete the plant within the estimated total price of $161,337,000.
Corn Procurement
In July 2008, the Company entered into an agreement with an unrelated party to procure 100% of the corn to be used for production at the Company’s ethanol production facility. The Company will pay an agency fee which shall be equal to a set monthly amount for the first two years. In following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. In addition, the agreement may be terminated if the Company does not require corn for use at its facility by March 1, 2009.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
June 30, 2008
Grants
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. The Company will match the grant funding with an amount equal to $300,000. The matching funds will be spent at a rate equal to or in advance of grant funds.
The grant was amended to have the expenditure of matching funds not to occur before January 1, 2007. In March 2008, the Company was given an extension to extend the funding period to September 30, 2008, previously June 30, 2008. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of June 30, 2008 totaled $235,757, of which $32,223 and $79,619 is included in grant income for the three and nine month periods ending June 30, 2008, respectively.
The Company was awarded a $90,000 grant from the Industrial Development Grant Fund from the Indiana Economic Development Corp. Grant revenue from this grant for the nine month period ending June 30, 2008 totaled $44,083.
5. EMPLOYEE BENEFIT PLAN
In July 2008, the Company approved a defined contribution plan available to all of its qualified employees. The Company will contribute up to 100% of the contributions of the employee and up to a Company determined amount of the eligible salary of each employee.

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
In addition, we have entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system which will extract corn oil for sale.

Plant construction is progressing on schedule. We commenced site work in February 2007. Our notice to proceed with construction to Fagen, Inc. was signed on June 20, 2007. We anticipate completion of plant construction and start-up of operations on or before January 2009.
We are on budget and expect to have sufficient funding on hand to cover all our costs associated with the completion of construction and start-up of operations.
We are still in the development phase and, until the proposed ethanol plant is operational, we will generate no revenue. We anticipate incurring net losses until the plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We expect to spend the next 12 months focused on completing plant construction and start-up of operations. As a result of our successful completion of our registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with the completion of construction and start-up operations. We estimate that we will need approximately $161,337,000 to complete the project, which includes approximately $3,600,000 for our corn oil separation operation. Once we are operational, we expect to begin generating cash flows.
Project Capitalization
We are financing the development and construction of our ethanol plant with both equity and debt financing. We issued 496 units to our seed capital investors at a price of $2,500.00 per unit. In addition, we issued 72 units to our founders at a price of $1,666.67 per unit. We received total proceeds from our private placements of $1,360,000. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on June 12, 2006. We closed the offering on November 6, 2006. We raised proceeds of approximately $70,190,000 in our registered offering. We then issued 14,038 registered units to our members which supplemented the 568 units issued in our private placement offerings to our founders and our seed capital investors.
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
Effective July 31, 2008, we entered into a Third Amendment of Construction Loan Agreement under which First National Bank of Omaha agreed to amend our Construction Loan Agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. Our obligation to repay the Corn Oil Separation Loan is set forth on a Corn Oil Extraction Note. Prior to April 8, 2009, interest only on the principal balance outstanding on the Corn Oil Extraction Loan shall be paid quarterly and shall accrue at a rate equal to the 1-month LIBOR plus 300 basis points. On April 8, 2009, the Corn Oil Extraction Note shall convert into a Term Note, provided no event of default has occurred, which shall accrue interest at a rate equal to 3-month LIBOR plus 300 basis points. Principal of the Term Note shall be payable in equal quarterly installments of $90,000, plus accrued interest, commencing in July 2009.

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
We have exhausted our equity proceeds on plant construction and have begun to draw on our debt financing. As of June 30, 2008, we had outstanding borrowings totaling approximately $40,660,000 on our credit agreement. Subsequent to the quarter ended June 30, 2008, we continue to increase our borrowings on the construction loan as plant construction progresses. We had outstanding borrowings of approximately $53,031,800 on our construction note and $1,553,700 on our corn oil extraction note as of August 5, 2008.
In addition to our equity and debt financing we have applied for and received various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006, we were awarded a $300,000 Value-Added Producer Grant from the USDA which we expect to use for working capital expenses. Grant revenue from this grant as of June 30, 2008 totaled $235,757 of which $32,223 and $79,619 is included in grant income for the three and nine month periods ending June 30, 2008. The grant funding period for the Value-Added Producer grant has been extended to September 30, 2008. We also received a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $2,900,000 from the Hoosier Business Investment Tax Credit program. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.
We have received reimbursement of funds spent on infrastructure which qualify for our Industrial Development Grant Fund from the state of Indiana. Grant revenue from this grant for the nine month period ended June 30, 2008 totaled $44,083.
Plant construction and start-up of plant operations
We anticipate completion of plant construction and start-up of operations on or before January 2009.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”), which was included in our budget. We agreed that if the plant is substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of June 30, 2008, we have incurred costs of approximately $102,807,000 of which approximately $5,580,000 and $6,353,000 are included in construction retainage payable and accounts payable, respectively.
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

On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,956,000. Amtrac commenced work on the railroad in September 2007. Work under the contract is substantially complete. As of June 30, 2008, we have incurred costs of approximately $3,673,000 for services performed under the contract of which $100,000 is included in construction retainage payable.
In April 2008, we entered into a contract with Culy Construction & Excavating, Inc. for the installation of an electric distribution system at our site for approximately $992,000. As of June 30, 2008, we have incurred costs of approximately $731,000. The work under the contract was completed in July 2008.
In May 2008, we entered into a private sidetrack agreement with CSX Transportation, Inc. (“CSX”) under which CSX will construct, own and maintain the portion of the sidetrack rail connected to the main rail line and we will construct, own and maintain the remainder of the sidetrack, which is anticipated to be connected to the ethanol plant. We advanced approximately $1,097,000 to be applied to the portion of the sidetrack that CSX will construct. The advance and the costs incurred by Cardinal for our portion of the sidetrack construction will be subject to a refund based on qualifying railcar outbound shipments. The agreement will continue until terminated by either party for specific causes set forth in the agreement for the first five years. After this date, the agreement may be terminated by either party upon 30 days notice.
In July 2008, we entered into a five-year lease agreement with Trinity Industries Leasing Company for 175 covered hopper rail cars. We will pay approximately $480 per car per month beginning on delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
Plant construction is progressing on schedule. Status to date on the construction is as follows:
•
Administration Building — The Administration Building is structurally complete. Final trim and clean up work is being finished. The water has been turned on. The electric transformer has been placed. We are still waiting for the gas line to be constructed to the building. Power to the septic lift station has yet to be completed. Office equipment is being ordered as needed.

•
Electric — Transformers and switch gears are being installed with most of them already set in place. A switch gear required by the electric company has yet to arrive and it will be the final piece needed to have full power at the facility.

•	Water Main — The water main and fire loop have been charged with water and have undergone hydro testing. The phase II portion of the water area is complete.
•
Fermentation/Process Area — Additional piping and wiring is being completed. Much of the equipment has been placed. More tie-ins are scheduled to be completed over the next few weeks. We expect initial commissioning of pumps and motors will begin within the next fiscal quarter. The process center offices have drywall in place in most areas and we anticipate they will be complete within the next fiscal quarter.

•
Energy Center — The stack is built and most of the ductwork and piping is being completed. Additional cooling/process water piping is being placed. The conveyors in the wet cake pad are being completed. Natural gas lines are complete per our Phase II requirements. The vapor flare is in place and additional pipe rack support stands have been built.

•
Water Treatment Area — Water lines have been tested and the tie-in to the building is being completed. Additional R/O equipment has been placed. The Motor Control Center room and Pump room are being completed.

•
Tank Farm — Piping is continuing to be installed along with pumps and motors. Pipe supports and pipe rack have been placed. Concrete has been set in the truck ethanol load out area and spill containment has been connected.

•
Dried Distiller Grains (DDG) Area — Conveying equipment is being placed on top of the silos. The bulk weigher is placed. The transfer conveyor inside the DDG building has yet to be placed and work on the cyclone and delivery system to the DDG building has begun.

•
Grain Receiving — DDG loadout swing arms and conveyors have been placed. Overhead doors are being constructed. The rail spur through the west side of the building has been placed. Rail on both sides of the building has been completed except for final dressing and the tie-in to the grain hopper unloading pit.

•
Rail Loop — All of the dirt work is completed for the rail loop. The rail contractor has completed the west end of the rail connection except for final dressing. CSX is on site doing their switch work and we expect they will begin the tie-in around the time of this report. The east end rail work has ties placed and some rail has been set in place. CSX has electrical work for the switches that has to be completed. Final track inspection should take place the first week or two of August. We expect to begin receiving DDG hopper cars the first of September.

•
Road & Driveway — We are taking bids for both concrete and asphalt, which have been coming in over budget. A telephone optic needs to be moved at State Road 32 in order to begin work on the road and driveway, however the survey work is complete.

•
Gas Line — The gas line has been completed per our phase II requirement. However, additional infrastructure to Ohio Valley Gas’ distribution is still in process. The main line to the plant is installed and we expect the meter station will be completed in August 2008.

Corn Oil Separation
In August 2008, we entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system for approximately $3,017,000. Under the agreement, we paid 50% of the total price at the time of signing the agreement and 40% upon delivery of the equipment and the remaining 10% upon the completion of the performance testing.
The corn oil separation system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Syrup from the plant contains 5 – 7 % corn oil by volume, averaging 0.4 – 0.5 pounds per bushel of corn processed. Depending on our end users, the corn oil can be marketed as either a feed additive or a biodiesel feedstock. Because of the process we will be utilizing, the corn oil is not viable as a food grade commodity without further processing. The corn oil recovery system is a skid mounted system that contains all the necessary piping, electrical components and controls for a “plug-in” installation, and thus, “plugs” right into our ethanol plant.
We expect the total cost of the corn oil separation operation to be approximately $3,600,000, which includes approximately $600,000 for the tank farm associated with the operation. We are financing this operation with additional debt financing from First National Bank of Omaha. We expect the corn oil separation system to be operational on or before January 2009.
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
Corn Procurement
On July 15, 2008, we entered into a Corn Feedstock Agency Agreement with Bunge North America, Inc. (“Bunge”) under which Bunge will serve as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Bunge will provide two grain originators to work at our facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Bunge will receive an agency fee which shall be equal to a set monthly amount for the first two years. In following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. Cardinal may also directly procure corn to be used for its feedstock. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. The parties also each have the right to terminate the agreement in certain circumstances including, but not limited to, material breach by, bankruptcy and insolvency of, or change in control of, the other party. In addition, Bunge may terminate the agreement if we do not require corn for use at our facility by March 1, 2009.
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
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
We are subject to industry-wide factors that we expect will affect our future operating and financial performance. Ethanol prices trended upwards during the latter part of calendar year 2007 and the beginning of 2008 but prices have declined recently. However, management expects that the supply of ethanol in the market may continue to increase which may have a negative effect on the price of ethanol. As of July 24, 2008, the Renewable Fuels Association reports that the total United States ethanol production capacity will grow by more than 4 billion gallons, through new or expanding ethanol plants beginning production. According to the Renewable Fuels Association, the current capacity of approximately 162 ethanol facilities in the United Sates is over 13 million gallons per year. The current production capacity of the ethanol industry surpasses the 2007 ethanol demand significantly. If demand for ethanol does not grow in relation to the increase in supply, the price of ethanol may trend lower which would negatively impact our earnings.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. The Renewable Fuels Standard (the “RFS”) has led to significant new investment in ethanol production across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. In addition to demand created by the RFS, some blenders may be motivated to reduce the cost of gasoline by blending additional ethanol into the gasoline.

The RFS requirement for 2008 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 15 billion of which must be corn-based ethanol with the remainder from non-corn based ethanol sources. The Energy Independence and Security Act of 2007 (the “Act”) includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry or that it will not be amended or repealed in the future.
The Act authorizes $500 million annually for 2008 to 2015 for the production of advanced biofuels that have at least an 80% reduction in GHG emissions. In addition, the Act authorizes $25 million annually in 2008, 2009 and 2010 for research and development and commercial application of biofuels production in states with low rates of ethanol and cellulosic ethanol production.
Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Public criticism of the ethanol industry may lead to more pressure to produce ethanol from sources other than corn due to this negative public sentiment regarding the use of corn for ethanol production. Cellulosic ethanol is ethanol that is produced using cellulose as the feedstock instead of corn. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Currently, production of cellulosic ethanol is in its infancy. It is technology that is as yet unproven on a commercial scale.
Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process as our plant is not designed to produce cellulosic ethanol. Our plant would likely not be easily converted to producing ethanol from cellulose.
On May 22, 2008 the United States Congress voted to override the President’s veto of the Food, Conservation and Energy Act of 2008, otherwise known as the Farm Bill. The proposed Farm Bill reduces the current $.51 per gallon ethanol blender tax credit to $.45 per gallon. Some of the savings generated by the reduction will be used to help fund an increase in the cellulosic ethanol credit to $1.01 per gallon. These tax credits are intended to provide additional incentive for ethanol facilities to move more quickly toward cellulosic production. Additionally, the Farm Bill includes a two-year extension of the current ethanol tariff, which had been set to expire at the end of 2008.
Challenges to current ethanol incentives may decrease the demand and profitability of ethanol production in the future. In April, the Texas governor requested a 50% waiver of the RFS mandate for 2008 from the U.S. Environmental Protection Agency (the “EPA”). In his request the governor stated that the soaring costs of corn due to increased demand for ethanol production has led to higher food costs within the state and suggested that a partial waiver of the RFS mandate in Texas would help alleviate the higher food prices. The EPA denied the Texas governors’ request on August 7, 2008. However, there is no guarantee that similar requests won’t be made in the future. Such requests, if granted, could significantly hinder the demand for ethanol throughout the country. Also, in July 2008, several news reports indicated that Brazil was considering challenging the U.S. ethanol tariffs by filing a complaint with the World Trade Organization. The U.S. currently charges a $0.54 tariff on ethanol imported from Brazil. Reduction of the tariff could increase imports of ethanol into the U.S. which could reduce the demand for ethanol produced domestically and possibly reduce the price at which we may be able to sell ethanol produced at our plant.
Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. According to media reports in the popular press, some consumers believe the use of ethanol will have a negative impact on retail gasoline prices. Many also believe that ethanol adds to air pollution and harms car and truck engines, and that the process of producing ethanol actually uses more fossil energy than is produced. In addition, recent high corn prices have added to consumer backlash against ethanol, as many blame ethanol for high food prices. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it could negatively affect our ability to sell our product and may negatively impact our profitability.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. Corn prices have continued to trend higher. As of July 11, 2008, United States Department of Agriculture estimated that 2008 planted corn acres will be down 6.7% from 2007 when corn acreage planted was the highest since 1944. With less acreage anticipated, we expect the price of corn to continue to rise. Although we do not expect to begin operations until this winter, we expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
In addition, the cost of financing hedge positions seems to be causing a credit crunch for grain operations as the increase in market volatility is not only increasing initial margins but is making it difficult to obtain the financial capital necessary to maintain a hedge position.
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
Employees
We currently have nine full-time employees. On January 22, 2007, we entered into an Employment Agreement with Jeff Painter to serve as our general manager. The initial term of the Agreement is for a period of three years unless we terminate Mr. Painter’s employment “for cause” as defined in the Agreement. For all services rendered by Mr. Painter, we have agreed to pay to Mr. Painter an annual base salary of $156,000. At the time the ethanol plant first begins producing ethanol, Mr. Painter will receive a 10% increase to his base salary. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.

On April 28, 2008, Techia Brewer began her employment with Cardinal Ethanol as our Chief Financial Officer (CFO). We agreed to pay Ms. Brewer a base salary of $90,000 per year in exchange for her services as CFO. In addition, we agreed to pay Ms. Brewer a $5,000 signing bonus after the completion of one week of employment. Ms. Brewer has taken over the duties and responsibilities of the CFO, previously held by our treasurer, Dale Schwieterman.
We have also hired a plant manager, commodity manager, process manager, lab manager and maintenance manager. In addition, we have two other full time office employees.
Prior to completion of plant construction and commencement of operations, we intend to hire approximately 39 additional full-time employees. Approximately nine of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. We expect to fully staff the plant in the next fiscal quarter.
Our other executive officers, Troy Prescott, Tom Chalfant and Steven Snider are not employees and they do not currently receive any compensation for their services as officers. Steven Snider is currently serving as our secretary. Effective May 19, 2008, Jeremey Herlyn resigned from our board of directors and his position of secretary. He is currently serving as our full-time plant manager.
The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
Chief Financial Officer	1
General Manager	1
Plant Manager	1
Production Manager	1
EHS Manager	1
Commodities Manager	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	3
Shift Supervisors	4
Office Manager	1
Maintenance Manager	1
Maintenance Craftsmen	6
Plant Operators	24
TOTAL	48
Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build our ethanol plant near Union City, Indiana and begin start-up operations. This schedule could change in the future depending on whether we receive additional grants.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,190,000	43.51%
Seed Capital Proceeds (3)	$1,360,000	0.84%
Grants (4)	$775,000	0.48%
Interest Income	$2,412,000	1.49%
Senior Debt Financing (5)	$86,600,000	53.68%

Total Sources of Funds	$161,337,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received proceeds for approximately $70,190,000 in our registered offering and issued 14,038 registered units to our investors.

(3)	We have issued 496 units to our seed capital investors at a price of $2,500.00 per unit and 72 units to our founders at a price of $1,666.67 for total proceeds of $1,360,000.

(4)
Includes a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”); a $300,000 Value-Added Producer Grant from the USDA; a $250,000 grant from Randolph County and $125,000 from the city of Union City.

(5)
On December 19, 2006, we closed our debt financing with First National Bank of Omaha. Our senior credit facility is in the amount of $96,000,000, consisting of a construction note of up to $83,000,000, a $10,000,000 revolving line of credit, up to $3,000,000 in letters of credit. In addition, we have entered into a Third Amendment of Construction Loan Agreement under which First National Bank of Omaha agreed to amend our Construction Loan Agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system.

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
Estimate of Costs as of the Date of this Report.

		Percent of
Use of Proceeds	Amount	Total
Plant construction cost	$114,640,570	71.06%
Corn oil separation system	3,600,000	2.23%
Land and development cost	11,228,484	6.96%
Office equipment	290,000	0.18%
Railroad	4,500,000	2.79%
Construction management costs	736,150	0.46%
Contingency	1,501,249	0.93%
Rolling stock	579,000	0.36%
Fire Protection/Water Supply	5,695,000	3.53%
Start up costs:
Financing costs	3,744,785	2.32%
Organization costs	637,462	0.39%
Operating costs	1,504,300	0.93%
Pre start-up costs	680,000	0.42%
Inventory — working capital	5,000,000	3.10%
Inventory — corn	3,000,000	1.86%
Inventory — chemicals and ingredients	500,000	0.31%
Inventory — Ethanol & DDGS	3,000,000	1.86%
Spare parts — process equipment	500,000	0.31%

Total	$161,337,000	100.00%

We expect the total funding required for the plant to be approximately $161,337,000, which includes $114,640,570 to build the plant, $3,600,000 for the installation of the corn oil separation system and approximately $43,096,430 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to approximately $161,337,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant and the addition of our corn oil separation system. In addition, the $161,337,000 includes an increase of $5,597,597 to Fagen, Inc. due to an adjustment to our contract price resulting from an increase in the CCI. Our use of proceeds is measured from our date of inception and we have already incurred some of the related expenditures.
Additionally, we have entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system. We expect the total cost of the corn oil separation operation to be approximately $3,600,000. We have entered into a Third Amendment of Construction Loan Agreement under which First National Bank of Omaha agreed to amend our Construction Loan Agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of the corn oil extraction system.
Quarterly Financial Results
As of June 30, 2008, we have total assets of approximately $125,539,000 consisting primarily of property and equipment, deposits and financing costs. We have current liabilities of approximately $13,575,000 consisting primarily of accounts payable, construction retainage payable and derivative instruments. We have long term debt of approximately $40,660,000. Total members’ equity as of June 30, 2008, was approximately $71,304,000. Since our inception, we have generated no revenue from operations. From inception to June 30, 2008, we had net income of approximately $1,432,000 consisting primarily of interest and dividend income.
Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At June, 2008, we had an interest rate swap with a fair value of $1,040,233 recorded as a liability and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3A(T). Controls and Procedures
Our management, including our President and Principal Executive Officer, Troy Prescott, along with our Chief Financial Officer and Principal Financial and Accounting Officer, Techia Brewer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	*

10.2	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	*

10.3	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	*

10.4	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date: August 14, 2008	/s/ Troy Prescott Troy Prescott Chairman and President (Principal Executive Officer)

Date: August 14, 2008	/s/ Techia Brewer

Techia Brewer Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.1	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	*

10.2	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	*

10.3	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	*

10.4	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*