Form 10KSB
period 2008-09-30
Cardinal Ethanol LLC
filed 2008-12-23
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
Commission file number 000-53036
CARDINAL ETHANOL, LLC
(Name of small business issuer in its charter)

Indiana	20-2327916
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1554 N. County Road 600 E., Union City, IN	47390
(Address of principal executive offices)	(Zip Code)
(765) 964-3137
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 10, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $50,805,000.
As of December 10, 2008, there were 14,606 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2008.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;
•	Our inability to secure credit we may require to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distiller’s grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to retain key employees and maintain labor relations; and
•	Volatile commodity and financial markets.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Business Development
Cardinal Ethanol, LLC is an Indiana limited liability company organized on February 7, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC.
Subsequent to our fiscal year end, we substantially completed the construction of a 100 million gallon per year ethanol plant near Union City, Indiana. We commenced operations on November 1, 2008 and are currently producing ethanol and distiller grains.
In addition, subsequent to the end of our fiscal year, we completed the installation of a tricanter oil separation system which is now extracting corn oil for sale.
We anticipate the total project cost to be approximately $161,337,000, which includes construction of our ethanol plant and start-up of operations. We are financing the construction and start-up of the ethanol plant with a combination of equity, debt financing and grants we have been awarded. We raised equity in our public offering registered with the Securities and Exchange Commission, which supplemented our seed capital equity. We entered into definitive loan agreements with First National Bank, Omaha for our debt financing.
Over the past 12 months we have installed the infrastructure necessary to support plant operations. We have also obtained the permits required to construct and operate the plant. We have engaged Murex, N.A., Ltd. to market our ethanol and CHS, Inc. to market our distillers grains. See “Distribution of Principal Products.” We have engaged John Stewart & Associates, Inc. to provide risk management services. Additionally, we have hired all of the personnel necessary to operate the plant. We currently employ 48 employees.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry; negative impacts that our hedging activities may have on our operations.
We expect to fund our operations over the next 12 months using cash flow from continuing operations and our credit facilities. Since we did not become operational until after the end of our fiscal year, we do not yet have comparable income, production or sales data.

Principal Products and Markets
The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil for sale. Raw carbon dioxide gas is another co-product of the ethanol production process. We have no current agreement to capture or market carbon dioxide gas, but are exploring our options.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we expect to produce is manufactured from corn. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current annual domestic ethanol production capacity is at approximately 11.1 billion gallons as of November 18, 2008.
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
Local Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products,” we market and distribute our ethanol and distillers grains through third parties. Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made in cooperation with our marketers.
Local ethanol markets will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold. Oversold markets depress ethanol prices.
Regional Ethanol Markets
Typically a regional market is one that is outside of the local market, yet within the neighboring states. We believe our regional market is within a 450-mile radius of our plant and will be serviced by rail. We have constructed a railroad spur to our plant so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta, Birmingham, Baton Rouge and Washington D.C.).

National Ethanol Markets
While we believe that the nationally mandated usage of renewable fuels is currently driving demand, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher renewable fuels standard (RFS) may be necessary to encourage use by blenders. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will outpace demand and further depress ethanol prices.
Distribution of Principal Products
Our ethanol plant is located near Union City, Indiana in Randolph County. We selected the site because of its location to existing ethanol consumption and accessibility to road and rail transportation. We purchased the real estate that encompasses the site on December 13, 2006, pursuant to the terms of the option agreements which we had previously executed. Our site is in close proximity to rail and major highways that connect to major population centers such as Indianapolis, Cincinnati, Columbus, Cleveland, Toledo, Detroit, and Chicago.
Ethanol Distribution
On December 20, 2006 we entered into an Ethanol Purchase and Sale Agreement with Murex, N.A., Ltd. (“Murex”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement is five years commencing on the date of first delivery of ethanol with automatic renewal for one year terms thereafter unless otherwise terminated by either party. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex’s commission of 0.90% of the net purchase price. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol.
Distillers Grains Distribution
We have entered into an agreement with CHS, Inc. to market all our distillers grains we produce at the plant. CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives. CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world. CHS, Inc. is marketing our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. The term of our agreement with CHS, Inc. is for one year commencing as of November 1, 2008. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.
New Products and Services
We have not introduced any new products or services during this fiscal year.

Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
The overall effect of the renewable fuel standard (“RFS”) program contained in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. However, the 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.

					Undiffer-
				Biomass-	entiated
	Renewable	Advanced	Cellulosic	based	Advanced
Year	Biofuel	Biofuel	Biofuel	Diesel	Biofuel	Total RFS
2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12	.95	.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2	.5	1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36

Source: Renewable Fuels Association
Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS, as originally passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the nation, or that there is inadequate supply to meet the requirement.
On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law. Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects. The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology. The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees. The 2008 Farm Bill also modifies the ethanol fuels tax credit from 51 cents per gallon to 45 cents per gallon beginning in 2009. The 2008 Farm Bill also extends the 54 cent per gallon tariff on imported ethanol for two years, to January 2011. The 2008 Farm Bill is distinct from the Energy Independence and Security Act of 2007, which contains the renewable fuels standards described above.

The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of cellulosic bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.
There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries. Our proximity to the gulf coast and east coast ports may make our business more susceptible than other domestic producers to competition from imported ethanol in the event the tariff is reduced or eliminated.
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
We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of employees. In addition, some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification.
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
Competition
We are competing with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.
Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of November 18, 2008, 180 ethanol plants were producing ethanol with a combined annual production capacity of 11.1 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 2.3 billion gallons per year.

Currently there are 11 operational ethanol plants in our region with 839 million total gallons of production capacity, including Central Indiana Ethanol near Marion, Indiana with production capacity of 40 million gallons; Iroquois Bio-Energy Company located near Rensselaer, Indiana with production capacity of 40 million gallons; New Energy Corp. located near South Bend, Indiana with production capacity of 102 million gallons; POET Biorefining — Portland near Portland, Indiana with production capacity of 60 million gallons; The Andersons Clymers Ethanol, near Clymers, Indiana with production capacity of 110 million gallons; VeraSun Energy near Linden, Indiana with production capacity of 100 million gallons; POET Biorefining — Alexandria with production capacity of 60 million gallons; POET Biorefining — North Manchester near North Manchester, Indiana with production capacity of approximately 60 million gallons; The Anderson Marathon Ethanol, LLC near Greenville, Ohio, with production capacity of approximately 110 million gallons; Indiana Bio-Energy, LLC near Bluffton, Indiana, with production capacity of approximately 101 million gallons; and Greater Ohio Ethanol, LLC near Lima, Ohio, with production capacity of approximately 56 million gallons. POET Biorefining — Portland is approximately 20 miles from our plant site and The Anderson Marathon Ethanol, LLC near Greenville, Ohio is approximately 20 miles from our plant site. At least 6 additional plants are under construction or currently operating in Indiana and Ohio, including VeraSun Energy, near Bloomingburg, Ohio with production capacity of 100 million gallons; Coshocton Ethanol, LLC near Coshocton, Ohio with production capacity of 60 million gallons; POET Biorefining — Fostoria near Fostoria, Ohio, with production capacity of approximately 68 million gallons; POET Biorefining — Leipsic near Leipsic, Ohio with production capacity of approximately 68 million gallons; POET Biorefining — Marion near Marion, Ohio with expected production capacity of approximately 65 million gallons; and Abengoa Bioenergy near Mt. Vernon, Indiana with an expected production capacity of approximately 88 million gallons.
We also expect that there may be other entities that have been recently formed or in the process of formation that will begin construction on plants in Indiana and surrounding states and become operational in the future. However, there is often little information available to the public regarding ethanol projects that are in the earlier stages of planning and development; therefore it is difficult to estimate the total number of potential ethanol projects within our region.
Excess capacity in the ethanol industry will likely have an adverse effect on our results of operations, cash flows and financial condition, as market forces have already reduced the profitability of other currently operational ethanol companies. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in a reduction in the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to continue to decline. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits causing the value of your investment to be reduced.

The following table identifies most of the ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL BIOREFINERIES AND PRODUCTION CAPACITY
million gallons per year (mmgy)

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Abengoa Bioenergy Corp. (Total)			168.0		176.0
Abengoa Bioenergy Corp.	Madison, IL	corn
Abengoa Bioenergy Corp.	Mt. Vernon, IN	corn
Abengoa Bioenergy Corp.	Colwich, KS	corn/milo
Abengoa Bioenergy Corp.	Ravenna, NE	Corn
Abengoa Bioenergy Corp.	York, NE	Corn
Absolute Energy, LLC*	St. Ansgar, IA	Corn	100.0
ACE Ethanol, LLC	Stanley, WI	Corn	41.0
Adkins Energy, LLC*	Lena, IL	Corn	40.0
Advanced Bioenergy	Fairmont, NE	Corn	100.0
Ag Energy Resources, Inc.	Benton, IL	corn			5.0
AGP*	Hastings, NE	Corn	52.0
Agri-Energy, LLC*	Luverne, MN	Corn	21.0
Al-Corn Clean Fuel*	Claremont, MN	Corn	42.0
Amaizing Energy, LLC*	Atlantic, IA	Corn			110.0
Amaizing Energy, LLC*	Denison, IA	Corn	48.0
Archer Daniels Midland (Total)			1,070.0	550.0
Archer Daniels Midland	Cedar Rapids, IA	Corn
Archer Daniels Midland	Clinton, IA	Corn
Archer Daniels Midland	Decatur, IL	Corn
Archer Daniels Midland	Peoria, IL	Corn
Archer Daniels Midland	Marshall, MN	Corn
Archer Daniels Midland	Wallhalla, ND	Corn/barley
Archer Daniels Midland	Columbus, NE	Corn
Arkalon Energy, LLC	Liberal, KS	Corn	110.0
Aventine Renewable Energy, LLC (Total)			207.0
Aventine Renewable Energy, LLC	Pekin, IL	Corn
Aventine Renewable Energy, LLC	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48.0
Big River Resources, LLC*	West Burlington, IA	Corn	52.0
BioEnergy International	Clearfield, PA	Corn			110.0
BioFuel Energy — Buffalo Lake Energy, LLC	Fairmont, MN	Corn	115.0
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn	115.0
Blue Flint Ethanol	Underwood, ND	Corn	50.0
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55.0
Bunge-Ergon Vicksburg	Vicksburg, MS	corn	54.0
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40.0
Calgren Renewable Fuels, LLC	Pixley, CA	Corn			55.0
Cardinal Ethanol	Union City, IN	Corn	100.0
Cargill, Inc.	Eddyville, IA	Corn	35.0
Cargill, Inc.	Blair, NE	Corn	85.0
Cascade Grain	Clatskanie, OR	Corn	108.0
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn	50.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Center Ethanol Company	Sauget, IL	Corn	54.0
Central Indiana Ethanol, LLC	Marion, IN	Corn	40.0
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62.0
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45.0
Cilion Ethanol	Keyes, CA	Corn			50.0
Clean Burn Fuels, LLC	Raeford, NC	Corn			60.0
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33.0
Corn Plus, LLP*	Winnebago, MN	Corn	44.0
Corn, LP*	Goldfield, IA	Corn	50.0
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40.0
Coshocton Ethanol, OH	Coshocton, OH	Corn	60.0
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50.0
DENCO, LLC	Morris, MN	Corn	21.5
Didion Ethanol	Cambria, WI	Corn	40.0
E Caruso (Goodland Energy Center)	Goodland, KS	Corn			20.0
E Energy Adams, LLC	Adams, NE	Corn	50.0
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35.0
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40.0
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn	100.0
Front Range Energy, LLC	Windsor, CO	Corn	40.0
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	100.0
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95.0
Global Ethanol/Midwest Grain Processors	Riga, MI	Corn	57.0
Golden Cheese Company of California*	Corona, CA	Cheese whey	5.0
Golden Grain Energy, LLC*	Mason City, IA	Corn	110.0	50.0
Golden Triangle Energy, LLC*	Craig, MO	Corn	20.0
Grain Processing Corp.	Muscatine, IA	Corn	20.0
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52.0
Greater Ohio Ethanol, LLC	Lima, OH	Corn	54.0
Green Plains Renewable Energy	Shenandoah, IA	Corn	50.0
Green Plains Renewable Energy	Superior, IA	Corn	50.0
Hawkeye Renewables, LLC	Fairbank, IA	Corn	115.0
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Hawkeye Renewables, LLC	Menlo, IA	Corn	110.0
Hawkeye Renewables, LLC	Shell Rock, IA	Corn	110.0
Heartland Corn Products*	Winthrop, MN	Corn	100.0
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9.0
Heartland Grain Fuels, LP*	Huron, SD	Corn	12.0	18.0
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn	50.0
Homeland Energy	New Hampton, IA	Corn			100.0
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4.0
Illinois River Energy, LLC	Rochelle, IL	Corn	50.0
Indiana Bio-Energy	Bluffton, IN	Corn	101.0
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	corn	40.0
KAAPA Ethanol, LLC*	Minden, NE	Corn	40.0
Kansas Ethanol, LLC	Lyons, KS	Corn	55.0
KL Process Design Group	Upton, WY	Wood waste	1.5
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn	40.0
Lifeline Foods, LLC	St. Joseph, MO	Corn	40.0
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48.0
Lincolnway Energy, LLC*	Nevada, IA	Corn	50.0
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52.0
Marquis Energy, LLC	Hennepin, IL	Corn	100.0
Marysville Ethanol, LLC	Marysville, MI	Corn	50.0
Merrick & Company	Aurora, CO	Waste beer	3.0
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78.0
MGP Ingredients, Inc.	Atchison, KS
Mid America Agri Products/Horizon	Cambridge, NE	Corn	44.0
Mid America Agri Products/Wheatland	Madrid, NE	Corn	44.0
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45.0
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25.0
Minnesota Energy*	Buffalo Lake, MN	Corn	18.0
NEDAK Ethanol	Atkinson, NE	Corn			44.0
New Energy Corp.	South Bend, IN	Corn	102.0
North Country Ethanol, LLC*	Rosholt, SD	Corn	20.0
Northeast Biofuels	Volney, NY	Corn	114.0
Northwest Renewable, LLC	Longview, WA	Corn			55.0
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn	57.5
Pacific Ethanol	Madera, CA	Corn	40.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
Pacific Ethanol	Stockton, CA	Corn	60.0
Pacific Ethanol	Burley, ID	Corn	50.0
Pacific Ethanol	Boardman, OR	Corn	40.0
Panda Ethanol	Hereford, TX	Corn/milo			115.0
Parallel Products	Rancho Cucamonga, CA
Parallel Products	Louisville, KY	Beverage waste	5.4
Patriot Renewable Fuels, LLC	Annawan, IL	Corn	100.0
Penford Products	Cedar Rapids, IA	Corn	45.0
Phoenix Biofuels	Goshen, CA	Corn	31.5
Pinal Energy, LLC	Maricopa, AZ	Corn	55.0
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20.0
Platinum Ethanol, LLC*	Arthur, IA	Corn			110.0
Plymouth Ethanol, LLC*	Merrill, IA	Corn			50.0
POET Biorefining — Alexandria	Alexandria, IN	Corn	68.0
POET Biorefining — Ashton	Ashton, IA	Corn	56.0
POET Biorefining — Big Stone	Big Stone City, SD	Corn	79.0
POET Biorefining — Bingham Lake	Bingham Lake, MN		35.0
POET Biorefining — Caro	Caro, MI	Corn	53.0
POET Biorefining — Chancellor	Chancellor, SD	Corn	110.0
POET Biorefining — Coon Rapids	Coon Rapids, IA	Corn	52.0
POET Biorefining — Corning	Corning, IA	Corn	65.0
POET Biorefining — Emmetsburg	Emmetsburg, IA	Corn	55.0
POET Biorefining — Fostoria	Fostoria, OH	Corn	68.0
POET Biorefining — Glenville	Albert Lea, MN	Corn	42.0
POET Biorefining — Gowrie	Gowrie, IA	Corn	69.0
POET Biorefining — Hanlontown	Hanlontown, IA	Corn	56.0
POET Biorefining — Hudson	Hudson, SD	Corn	56.0
POET Biorefining — Jewell	Jewell, IA	Corn	69.0
POET Biorefining — Laddonia	Laddonia, MO	Corn	50.0
POET Biorefining — Lake Crystal	Lake Crystal, MN	Corn	56.0
POET Biorefining — Leipsic	Leipsic, OH	Corn	68.0
POET Biorefining — Macon	Macon, MO	Corn	46.0
POET Biorefining — Marion	Marion, OH	Corn			65.0
POET Biorefining — Mitchell	Mitchell, SD	Corn	68.0
POET Biorefining — North Manchester	North Manchester, IN	Corn	68.0

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
POET Biorefining — Portland	Portland, IN	Corn	68.0
POET Biorefining — Preston	Preston, MN	Corn	46.0
POET Biorefining — Scotland	Scotland, SD	Corn	11.0
POET Biorefining — Groton	Groton, SD	Corn	53.0
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40.0
Quad-County Corn Processors*	Galva, IA	Corn	27.0
Range Fuels	Soperton, GA	Wood waste			20.0
Red Trail Energy, LLC	Richardton, ND	Corn	50.0
Redfield Energy, LLC *	Redfield, SD	Corn	50.0
Reeve Agri-Energy	Garden City, KS	Corn/milo	12.0
Renew Energy	Jefferson Junction, WI	Corn	130.0
Renova Energy	Torrington, WY	Corn	5.0
Riverland Biofuels	Canton, IL	corn	37.0
Show Me Ethanol	Carrollton, MO	Corn	55.0
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	60.0
Siouxland Ethanol, LLC	Jackson, NE	Corn	50.0
Southwest Georgia Ethanol, LLC	Mitchell Co., GA	Corn	100.0
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn			110.0
Sterling Ethanol, LLC	Sterling, CO	Corn	42.0
Tate & Lyle	Ft. Dodge, IA	Corn			105.0
Tate & Lyle	Loudon, TN	Corn	67.0	38.0
Tharaldson Ethanol	Casselton, ND	Corn			110.0
The Andersons Albion Ethanol, LLC	Albion, MI	Corn	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn	110.0
Trenton Agri Products, LLC	Trenton, NE	Corn	40.0
United Ethanol	Milton, WI	Corn	52.0
United WI Grain Producers, LLC*	Friesland, WI	Corn	49.0
Utica Energy, LLC	Oshkosh, WI	Corn	48.0
VeraSun Energy Corporation (Total)			1,310.0		110.0
VeraSun Energy Corporation	Albert City, IA	Corn
VeraSun Energy Corporation	Charles City, IA	Corn
VeraSun Energy Corporation	Ft. Dodge, IA	Corn
VeraSun Energy Corporation	Hartley, IA	Corn

			Operating	Expansion
			Capacity	Capacity	Under Construction
Company	Location	Feedstock	(mgy)	(mgy)	Capacity (mgy)
VeraSun Energy Corporation	Linden, IN	Corn
VeraSun Energy Corporation	Lake Odessa, MI	Corn
VeraSun Energy Corporation	Welcome, MN	Corn
VeraSun Energy Corporation	Hankinson, ND	Corn
VeraSun Energy Corporation	Albion, NE	Corn
VeraSun Energy Corporation	Central City, NE	Corn
VeraSun Energy Corporation	Ord, NE	Corn
VeraSun Energy Corporation	Bloomingburg, OH	Corn
VeraSun Energy Corporation	Aurora, SD	Corn
VeraSun Energy Corporation	Marion, SD	Corn
Verenium	Jennings, LA	Sugar Cane bagasse	1.5
Western New York Energy LLC	Shelby, NY		50.0
Western Plains Energy, LLC*	Campus, KS	Corn	45.0
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40.0
White Energy	Russell, KS	Milo/wheat starch	48.0
White Energy	Hereford, TX	Corn/Milo	100.0
White Energy	Plainview, TX	Corn	100.0
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5.0
Yuma Ethanol	Yuma, CO	Corn	40.0

TOTALS			11,051.4	656.0	1,580.0
			mgy for	mgy for	mgy for
			180	expanding	21
			operating refineries	refineries	refineries under construction

*	locally owned
Last updated: November 21, 2008
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

The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively with cellulose-based ethanol producers. We do not believe it will be cost-effective to convert our ethanol plant to a plant which will use cellulose-based biomass to produce ethanol. As a result, we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
Ethanol supply is also affected by ethanol produced or processed in certain countries in Central America and the Caribbean region. Ethanol produced in these countries is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (CBI). Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the Farm Bureau, the U.S. International Trade Commission (USITC) announced the 2008 CBI import quota, which will allow approximately 450 million gallons of duty-free ethanol to enter the U.S., up from 350 million gallons in 2007. The USITC has yet to announce the 2009 CBI import quota. Currently there is a $0.54 per gallon tariff on foreign produced ethanol which is scheduled to expire in January 2011.
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry outlook 2008, ethanol plants produced 14.6 million metric tons of distillers grains in 2007 and 12 million metric tons in 2006. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.
The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2008. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol and distillers grain is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for its dry milling process. We primarily purchase the corn supply for our plant from local markets, but may be required to purchase some of the corn we need from other markets and transport it to our plant via truck or rail in the future. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

We have entered into a Corn Feedstock Supply Agency Agreement with Bunge North America, Inc. (Bunge). The purpose of the agreement is to set out the terms upon which Bunge has agreed to serve as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Bunge will provide two grain originators to work at the facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Bunge will receive an agency fee which shall be equal to a set monthly amount for the first two years. In the following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. We may also directly procure corn to be used for our feedstock. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. The parties also each have the right to terminate the agreement in certain circumstances, including, but not limited to, material breach by, bankruptcy and insolvency of, or change in control of, the other party.
We are significantly dependent on the availability and price of corn. The price at which we purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem. We anticipate that we will have to pay more for corn than the ten year average price as corn prices have been extremely volatile.
It is likely that we will need to truck or rail in some of our corn feedstock, which additional transportation costs may reduce our profit margins. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant.
On November 10, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2008 grain corn crop at 12 billion bushels. The November 10, 2008 estimate of the 2008 corn crop is approximately 8% below the 2007 corn crop of 13.1 billion bushels. According to the report, 2008 is expected to be the second highest corn production year on record. We expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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
Risk Management Services
On July 16, 2007, we entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A agreed to provide risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our co-products. In exchange for JS&A’s risk management services, we agreed to pay JS&A a fee of $2,500 per month provided that the monthly fee will not begin to accrue more than 90 days prior to start up of the ethanol plant and no fees will be due and owing to JS&A until the plant is operational. The term of the agreement is for one year and will continue on a month to month basis thereafter. The agreement may be terminated by either party at any time upon written notice.

Utilities
We engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. Their goal is to develop, implement, and maintain a dynamic strategic plan to manage and reduce their clients’ energy costs. A large percentage of U.S. Energy Services’ clients are ethanol plants and other renewable energy plants. We pay U.S. Energy Services, Inc. a monthly fee of $3,500 plus pre-approved travel expenses. The monthly fee will increase 4% per year on the anniversary date of the agreement. The agreement will continue twelve (12) months after the plant’s completion date, November 2008. The agreement will be year to year thereafter.
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. We estimate that our annual natural gas usage will be approximately 3,000,000 Million British Thermal Units and constitute 10% to 15% of our annual total production cost. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.
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
Electricity. We require a significant amount of electrical power to operate the plant. On May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We agreed to pay Indiana Michigan Power Company monthly pursuant to their standard rates.
Water. We require a significant supply of water. Engineering specifications show our plant’s water requirements to be approximately 774 gallons per minute, 1.1 million gallons per day, depending on the quality of water. We have assessed our water needs and available supply. Union City Water Works is supplying the water necessary to operate our plant.
Much of the water used in our ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, we anticipate that much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. Our plant design incorporates the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water.

Employees
We currently have 48 full-time employees. See “Management’s Discussion and Analysis or Plan of Operating– Employees.”
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
As discussed above, we have entered into a marketing agreement with Murex for the purpose of marketing and distributing our ethanol and have engaged CHS, Inc. for the purpose of marketing and distributing our distillers grains. We rely on Murex for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers grains. Therefore, although there are other marketers in the industry, we are highly dependent on Murex and CHS, Inc. for the successful marketing of our products. Any loss of Murex or CHS, Inc. as our marketing agent for our ethanol and distillers grains respectively could have a significant negative impact on our revenues.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We anticipate Fagen, Inc. and RTP Environmental Engineering Associates, Inc. will advise us on general environmental compliance.
Alcohol Fuel Producer’s Permit. We must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. We have obtained the requisite alcohol fuel producer’s permit. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.
SPCC and RMP. We have prepared and are implementing a spill prevention control and countermeasure (“SPCC”) plan. This plan addresses oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
Pursuant to the Clean Air Act, stationary sources, such as our plant, with processes that contain more than a threshold quantity of regulated substances, such as anhydrous ammonia, are required to prepare and implement a risk management plan (“RMP”). Since we use anhydrous ammonia, we have established a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area.
Air Permits. Our facility is considered a minor source of regulated air pollutants. There are a number of omission sources that require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”). We received our FESOP air permit from the Indiana Department of Environmental Management.
Because of regulatory requirements, we agreed to limit production levels to a certain amount, still in excess of our projected 100 million gallon per year nameplate capacity, in order to avoid having to obtain Title V air permits. These production limitations are a part of the New Source Construction/Federally Enforceable State Operating Permit (FESOP) “synthetic minor” in Indiana.

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
There are a number of standards which may affect the operation of the plant going forward. The prevention of significant deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.
Water Permits. We use water to cool our closed circuit systems in the plant. Although the water in the cooling system is re-circulated to decrease facility water demands, a certain amount of water is continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there is occasional blowdown water that has to be discharged. In Indiana, a Non-Contact Cooling Water General NPDES permit is available for non-contact cooling water discharges. We have received our NPDES permit for non-contact cooling water discharge.
We anticipate incurring costs and expenses of approximately $140,000 in the next 12 months in complying with environmental laws. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
We are subject to oversight activities by the EPA. There is always a risk that the EPA would enforce certain rules and regulations differently than Indiana’s environmental administrators. Indiana and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
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
Risks Relating to Our Business
We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) making us vulnerable to increases in prevailing interest rates; (c) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and (e) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Our financial performance will be significantly dependent on corn prices and generally we will not be able to pass on increases in input prices to our customers. Our results of operations and financial condition will be significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.
Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn will significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Over the course of the last year, the price of corn has exceeded historical averages. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating our plant. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
The spread between ethanol and corn prices can vary significantly. Our gross margins depend principally on the spread between ethanol and corn prices. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate and most recently has significantly tightened. Any further reduction in the spread between ethanol and corn prices, whether a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
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
We expect to engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of cellulosic bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability. Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry. This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices. Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol. The negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol. Decreases in the selling price of ethanol may have a negative effect on our financial condition.
Government incentives and mandates for ethanol production and use may be eliminated in the future, which could hinder our ability to operate profitably. The ethanol industry is assisted by various federal ethanol production and tax incentives and ethanol use mandates. The elimination or reduction of tax incentives or ethanol use mandates could reduce the market demand for ethanol and could reduce the price we receive for our ethanol. Any decrease in the price or demand for ethanol would negatively impact our revenues and may impact our ability to operate profitably.
Increases in the price of corn may reduce our profitability. Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control. As we experienced during the early summer of 2008, weather factors can have a very significant impact on the selling price of corn. Following unfavorable weather conditions and flooding in the Midwest during the beginning of the 2008 growing season, the price per bushel of corn increased significantly and peaked during early July 2008. Following this unfavorable weather in the early part of the growing season was very favorable weather through July and August. According to USDA estimates, despite the early poor weather, the projections for the 2008 corn crop appear to be favorable. Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. While corn prices have significantly decreased following a peak in early July 2008, current corn prices are higher than historical averages. This will increase our cost of goods sold. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.
Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including a slowing world economy, the price of gasoline has decreased. In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol will reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.
Our inability to secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been increasingly difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and we are unable to secure such financing, it may have a negative impact on our liquidity. This could negatively impact the value of our units.

We have a limited operating history. We have been producing ethanol at our plant since November 2008. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside of our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distiller’s grains.  If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.
Risks Related to Ethanol Industry
Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The largest ethanol producers include POET, VeraSun Energy Corporation, Archer Daniels Midland, and Hawkeye Renewables, LLC, all of which are each capable of producing more ethanol than we expect to produce. VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production. As of November 6, 2008, the top four producers accounted for approximately 40% of the ethanol production capacity in the U.S., according to the RFA. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. POET is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.
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

The inability of retailers to obtain pump certifications and availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol. The demand for E85 is driven by both the use of flex fuel vehicles by consumers and by the availability of E85 at retail stations. Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps. Recently, a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol. As a result, two stations in Ohio recently shut down E85 pumps and it is currently unclear whether more pumps will be shut down due to pending pump certifications. If additional E85 pumps are shut down, distribution of E85 could be curtailed, which could decrease our ability to generate revenue.
Risks Related to Regulation and Governmental Action
Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.
Renewable Fuels Standard. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Independence and Security Act of 2007. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations.
In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the Volume Ethanol Excise Tax Credit (VEETC) available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.
Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Indiana were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2. DESCRIPTION OF PROPERTY.
Our plant site is made up of two adjacent parcels which together total approximately 295 acres in east central Indiana near Union City, Indiana. The address of our plant is 1554 N. County Road 600 E., Union City, Indiana 47390. As of our fiscal year end on September 30, 2008, construction of the plant was near completion and in November 2008, the plant was substantially completed and plant operations commenced. The plant consists of the following buildings:
•	A grains area, fermentation area, distillation – evaporation area;
•	A dryer/energy center area;
•	A tank farm;
•	An auxiliary area; and
•	An administration building.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 6 – Management’s Discussion and Analysis of Financial Condition and Plan of Operation.”
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2008.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED MEMBER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
As of September 30, 2008 we had approximately 14,606 membership units outstanding and approximately 1,211 unit holders of record. There is no public trading market for our units.
However, we have established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our qualified matching service, we do not characterize Cardinal Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.
There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units.  All transactions must comply with the Unit Trading Bulletin Board Rules, our operating agreement, and are subject to approval by our board of directors.

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause Cardinal Ethanol to be deemed a publicly traded partnership.
The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company’s units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Completed Unit Transactions
Fiscal Quarter	Low Per Unit Price	High Per Unit Price
2007 1st	$—	$—
2007 2nd	$—	$—
2007 3rd	$6,500	$6,500
2007 4th	$4,920	$5,000
2008 1st	$4,500	$4,900
2008 2nd	$4,300	$4,500
2008 3rd	$3,875	$3,875
2008 4th	$2,900	$3,876
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation for the next twelve months, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Cautionary Statements Regarding Forward Looking Statements.” This may occur as a result of many factors, including those set forth in Item 1, “Description of Business—Risk Factors.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.
Overview
Cardinal Ethanol, LLC was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. As of the close of our fiscal year on September 30, 2008, we were still in the development phase and had generated no revenue. We began producing ethanol and distillers grains at the plant in November 2008. We expect the ethanol plant will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
We anticipate the total project cost to be approximately $161,337,000, which includes construction of our ethanol plant and start-up of operations. We are financing the construction and start-up of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission, which supplemented our seed capital equity. We entered into definitive loan agreements with First National Bank, Omaha for our debt financing.

Over the past 12 months we have installed the infrastructure necessary to support plant operations. We have also obtained the permits required to construct and operate the plant. We have engaged Murex, N.A., Ltd. to market our ethanol and CHS, Inc. to market our distillers grains. See Distribution of Principal Products. In addition, we have engaged John Stewart & Associates, Inc. to provide risk management services. Additionally, we have hired all of the personnel necessary to operate the plant. We currently employ 48 employees.
In addition, we have entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system which will extract corn oil for sale.
Since we had not yet become operational as of the end of our fiscal year, we do not have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on plant operations, including three primary functions (i) management of cost effective purchasing of inputs for our production process, (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains.
Project Capitalization
We financed the development and construction of our ethanol plant with both equity and debt financing. We issued 496 units to our seed capital investors at a price of $2,500 per unit and 72 units to our founders at a price of $1,666.67 per unit for total proceeds of $1,360,000. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on June 12, 2006. We closed the offering on November 6, 2006 having raised proceeds of approximately $70,190,000. We then issued 14,038 registered units to our members which supplemented the 568 units issued in our private placement offerings to our founders and our seed capital investors.
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of September 30, 2008, we had an interest rate swap with a fair value of $1,753,198 recorded as a liability and as a deferred loss in other comprehensive loss. The construction loan offers a variable interest rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, the Company amended the terms of the agreement to charge interest on the construction loan at the 1-month plus 300 basis points or 5%, whichever is greater At the expiration of the construction period, the interest rate on the fixed rate note and variable rate note will be 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The construction period is 18 months from loan closing or the completion of the construction project. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points, or 5%, whichever is greater over the applicable funding source. The Company renewed the revolving line of credit in December 2008 to expire in December 2009. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.

Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. Our obligation to repay the corn oil separation loan is set forth on a corn oil extraction note. Prior to April 8, 2009, interest only on the principal balance outstanding on the corn oil extraction loan shall be paid quarterly and shall accrue at a rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, the Company amended the terms of the agreement to charge interest at the 1-month LIBOR plus 300 basis points, or 5%, whichever is greater. On April 8, 2009, the corn oil extraction note shall convert into a term note, provided no event of default has occurred, which shall accrue interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. Principal of the Term Note shall be payable in equal quarterly installments of $90,000, plus accrued interest, commencing in July 2009.
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
We exhausted our equity proceeds on plant construction and, as of September 30, 2008, we had approximately $61,793,000 outstanding on our construction loan and corn oil extraction loan.
In addition to our equity and debt financing we have applied for and received various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006, we were awarded a $300,000 Value-Added Producer Grant from the USDA which we are using for working capital expenses. Grant revenue from this grant as of September 30, 2008 totaled $300,000 of which approximately $144,000 is included in grant income for the year ending September 30, 2008. We also received a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $2,900,000 from the Hoosier Business Investment Tax Credit program. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.
We have received reimbursement of funds spent on infrastructure which qualify for our Industrial Development Grant Fund from the state of Indiana. Proceeds from this grant for the fiscal year ended September 30, 2008 totaled approximately $71,000 of which $27,000 is included in grant receivable as of September 30, 2008.
Plant operations
Construction of our plant is substantially complete and we commenced operations on November 1, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to be approximately $161,337,000. We expect to complete construction and finance our operations for the next 12 months using our debt facilities and revenue from operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”), which was included in our budget. We agreed that if the plant is substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we will pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event will we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of September 30, 2008, we have incurred costs of approximately $114,283,000 of which approximately $5,580,000 and $2,191,000 are included in construction retainage payable and accounts payable, respectively. Our plant became substantially complete subsequent to our fiscal year end on September 30, 2008. As a result, we expect to pay Fagen, Inc. an early completion bonus of $750,000.

On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,956,000. Amtrac commenced work on the railroad in September 2007. Work under the contract is complete. As of September 30, 2008, we have incurred costs of approximately $3,898,000 for services performed under the contract of which $100,000 and $107,500 are included in construction retainage payable and accounts payable, respectively.
In May 2008, we entered into a private sidetrack agreement with CSX Transportation, Inc. (“CSX”) under which CSX will construct, own and maintain the portion of the sidetrack rail connected to the main rail line and we will construct, own and maintain the remainder of the sidetrack, which is connected to the ethanol plant. We advanced approximately $1,097,000 to be applied to the portion of the sidetrack that CSX will construct. The advance and the costs incurred by Cardinal for our portion of the sidetrack construction will be subject to a refund based on qualifying railcar outbound shipments. The agreement will continue until terminated by either party for specific causes set forth in the agreement for the first five years. After this date, the agreement may be terminated by either party upon 30 days notice. The entire amount of the advance is classified as a long term deposit on the balance sheet at September 30, 2008.
In July 2008, we entered into a five-year lease agreement with Trinity Industries Leasing Company for 175 covered hopper rail cars. We will pay approximately $480 per car per month beginning on delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
Corn Oil Separation
In August 2008, we entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system for approximately $3,017,000. Under the agreement, we paid 50% of the total price at the time of signing the agreement and 40% upon delivery of the equipment and the remaining 10% upon the completion of the performance testing. The down payment is included in construction in process as of September 30, 2008.
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
We expect the total cost of the corn oil separation operation to be approximately $3,600,000, which includes approximately $600,000 for the tank farm associated with the operation. We are financing this operation with additional debt financing from First National Bank of Omaha. Subsequent to our fiscal year end we completed the installation of the corn oil separation system and we are currently extracting corn oil for sale.
Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We anticipate Fagen, Inc. and RTP Environmental Engineering Associates, Inc. will advise us on general environmental compliance.
Alcohol Fuel Producer’s Permit. We must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. We have obtained the requisite alcohol fuel producer’s permit. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.

SPCC and RMP. We have prepared and are implementing a spill prevention control and countermeasure (“SPCC”) plan. This plan addresses oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
Pursuant to the Clean Air Act, stationary sources, such as our plant, with processes that contain more than a threshold quantity of regulated substances, such as anhydrous ammonia, are required to prepare and implement a risk management plan (“RMP”). Since we use anhydrous ammonia, we have established a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area.
Air Permits. Our facility is considered a minor source of regulated air pollutants. There are a number of omission sources that require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are emitted from our plant include particulate matter (“PM10”), carbon monoxide (“CO”), nitrous oxides (“NOx”) and volatile organic compounds (“VOCs”). We received our FESOP air permit from the Indiana Department of Environmental Management.
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
There are a number of standards which may affect the operation of the plant going forward. The prevention of significant deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.
Water Permits. We use water to cool our closed circuit systems in the plant. Although the water in the cooling system is re-circulated to decrease facility water demands, a certain amount of water is continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there is occasional blowdown water that has to be discharged. In Indiana, a Non-Contact Cooling Water General NPDES permit is available for non-contact cooling water discharges. We have received our NPDES permit for non-contact cooling water discharge.
Trends and Uncertainties Impacting the Ethanol Industry and Our Operations
We are subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are described in more detail below.
We have no operating history and our business may not be as successful as we anticipate. As of the end of the fiscal year we had not yet completed construction of the plant; however, as of the date of this report, construction of the plant has been substantially completed and we have commenced plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early-stage company in a rapidly growing industry where supply, demand, and pricing may change substantially in a short amount of time.

Corn Prices
Our cost of goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On November 10, 2008, the USDA released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels, approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
The price at which we will purchase corn depends on prevailing market prices. In addition, the cost of financing hedge positions seems to be causing a credit crunch for grain feedstock through adjustments in prices charged for their ethanol.
There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2009 crop year. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
Natural Gas
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our future profit margins.
Ethanol Supply and Demand
The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to further decline. The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which has in turn placed downward pressure on the price of ethanol. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.
The Renewable Fuels Association estimates that current domestic ethanol production as of November 2008 is approximately 11.1 billion gallons. This high level of ethanol production is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply.
While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.

Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually. However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection thereby calling into question its ability to maintain its level of ethanol production.
Ethanol Marketing
We expect to sell all of the ethanol we produce to Murex, N.A., Ltd., and if Murex fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss. Our financial performance may be dependent upon the financial health of Murex, as a significant portion of our accounts receivable are expected to be attributable to Murex and its customers. If Murex fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
Distillers Grains Marketing
With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit from it.
We entered into an agreement with CHS, Inc. to market our distillers grains. As a result, we are dependent on CHS, Inc. to competitively market our distillers grains and if CHS, Inc. breaches its contract or does not have the ability to competitively market our distillers grains, we will have to market our distillers grains to the local market by entering into agreements for the sale of a our dried distillers grains with third party purchasers. Our failure to sell all of our distillers dried grains feed products may result in less income from sales, reducing our revenue stream and our overall profitability.
Derivatives
We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We may seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.
Technology Developments
The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.

Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. We do not believe it would be cost effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.
Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard, help support a market for ethanol that might disappear without this incentive; as such, a waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.
We are also affected by the government’s regulation of the environment, which changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the production of ethanol. For example, changes in the environmental regulations regarding regulation of carbon dioxide emissions from stationary sources such as ethanol plants or concerning the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, our plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and overall financial performance.
Economic Downturn
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also been seeking government bailout money and may be facing bankruptcy. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth estimated sources of funds to build and start-up operations of our ethanol plant near Union City, Indiana.

Sources of Funds (1)		Percent
Offering Proceeds (2)	$70,190,000	43.51%
Seed Capital Proceeds (3)	$1,360,000	0.84%
Grants(4)	$775,000	0.48%
Interest Income	$2,412,000	1.49%
Senior Debt Financing (5)	$86,600,000	53.68%

Total Sources of Funds	$161,337,000	100.00%

(1)	The amount of senior debt financing may be adjusted depending on the amount of grants we are able to obtain.

(2)	We received proceeds for approximately $70,190,000 in our registered offering and issued 14,038 registered units to our investors.

(3)	We have issued 496 units to our seed capital investors at a price of $2,500.00 per unit and 72 units to our founders at a price of $1,666.67 for total proceeds of $1,360,000.

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

Estimated Uses of Proceeds
The following table reflects our estimate of costs and expenditures for our ethanol plant operating near Union City, Indiana. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
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

We expect the total funding required for the construction of the plant and start-up of operations to be approximately $161,337,000, which includes $114,640,570 to build the plant, $3,600,000 for the installation of the corn oil separation system and approximately $43,096,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital. We initially expected the project to cost approximately $150,500,000 to complete. We increased our estimate to approximately $161,337,000 mainly as a result of changes to the design of our plant, including the addition of two load-out stations for rail and an additional ethanol storage tank as well as increases in the cost of labor and materials necessary to construct the plant and the addition of our corn oil separation system. In addition, the $161,337,000 includes an increase of $5,597,597 to Fagen, Inc. due to an adjustment to our contract price resulting from an increase in the CCI. Our use of proceeds is measured from our date of inception and we have already incurred most of the related expenditures.
As shown in the accompanying financial statements we have a working capital deficit of approximately $10,900,000. Subsequent to year end we did commence operations and was able to generate cash flow to meet our immediate needs. However, there continues to exist significant uncertainties in the market. Due to current commodity markets, we expect margins to be tight or exist not at all and are, therefore, evaluating our liquidity needs for the upcoming months.
Management’s plan to address liquidity needs involves the recent renewal of our $10,000,000 revolving line of credit through December 2009. As of the date of this report we have $5,800,000 available to draw on the revolving line of credit. Management has also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
Based on our operating plan and the increased borrowing capacity, we believe we will have the capital to meet our obligations throughout fiscal 2009.
Financial Results
As of September 30, 2008, we have total assets of approximately $143,425,000 consisting primarily of property and equipment. We have current liabilities of approximately $11,682,000 consisting primarily of accounts payable, construction retainage payable and derivative instruments. Total members’ equity as of September 30, 2008, was approximately $69,925,000. Since our inception, we have generated no revenue from operations. From inception to September 30, 2008, we had net income of approximately $766,000.
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

Employees
We currently have 48 full-time employees. Approximately 8 of our employees are involved primarily in management and administration and the remainder are involved primarily in plant operations.
On January 22, 2007, we entered into an Employment agreement with Jeff Painter to serve as the General Manager of our plant. For all services rendered by Mr. Painter, we have agreed to pay him an annual base salary of $156,000. Mr. Painter received a 10% increase to his base salary at the time we began producing ethanol. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.
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
Our board officers, Troy Prescott, Tom Chalfant and Steven Snider are not employees and they do not currently receive any compensation for their services as officers. Steven Snider is currently serving as our secretary. Effective May 19, 2008, Jeremey Herlyn resigned from our board of directors and his position of secretary. He is currently serving as our full-time plant manager.
On December 22, 2008 Troy Prescott resigned from his position of President effective November 1, 2008. Troy is still serving as our chairman of our board of directors. Additionally, on December 22, 2008, our board of directors appointed Jeff Painter as our Chief Executive Officer effective November 1, 2008.
The following table represents the positions within our plant:

# Full-Time
Position	Personnel
General manager	1
Plant Manager	1
Commodities Manager	1
Chief Financial Officer	1
Accounting Supervisor	1
Environmental, Health & Safety Officer	1
Production Supervisor	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Officer Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	6
Plant Operators	22

TOTAL	48

We do not expect any significant change in the number of our employees over the next twelve month period.

ITEM 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee and
Board of Directors
Cardinal Ethanol, LLC
Winchester, Indiana
We have audited the accompanying balance sheet of Cardinal Ethanol, LLC (a development stage company), as of September 30, 2008, and the related statements of operations, changes in members’ equity, and cash flows for the years ended September 30, 2008 and 2007, and the period from inception (February 7, 2005) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC, (a development stage company) as of September 30, 2008, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, and the period from inception (February 7, 2005) to September 30, 2008, in conformity with U.S. generally accepted accounting principles.
Certified Public Accountants
Minneapolis, Minnesota
December 23, 2008

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Balance Sheet

September 30, 2008
ASSETS

Current Assets
Cash	$461,535
Grant receivable	27,000
Deposits	195,250
Prepaid and other current assets	57,723

Total current assets	741,508

Property and Equipment
Land	2,657,484
Office equipment	238,395
Machinery and Equipment	36,238
Vehicles	31,928
Building	619,615
Construction in process	136,743,326

140,326,986
Less accumulated depreciation	(41,330)

Net property and equipment	140,285,656

Other Assets
Deposits	1,541,200
Financing costs, net of amortization	856,595

Total other assets	2,397,795

Total Assets	$143,424,959

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$3,937,930
Construction retainage payable	5,679,730
Accrued expenses	304,607
Derivative instruments	1,753,198
Current maturities of capital lease obligations	6,617

Total current liabilities	11,682,082

Long-Term Debt and Captial Lease Obligations	61,818,344

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	70,912,213
Accumulated other comprehensive loss; net unrealized loss on derivative instruments	(1,753,198)
Income accumulated during development stage	765,518

Total members’ equity	69,924,533

Total Liabilities and Members’ Equity	$143,424,959

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Operations

			From Inception
	Year Ended	Year Ended	(February 7, 2005)
	September 30, 2008	September 30, 2007	to Septemeber 30, 2008

Revenues	$—	$—	$—

Operating Expenses
Professional fees	363,768	407,164	1,107,729
General and administrative	902,600	467,916	1,668,912

Total	1,266,368	875,080	2,776,641

Operating Loss	(1,266,368)	(875,080)	(2,776,641)

Other Income
Grant income	143,862	531,138	775,000
Interest and dividend income	108,440	2,597,924	2,742,660
Miscellaneous income	5,812	1,399	24,499

Total	258,114	3,130,461	3,542,159

Net Income (Loss)	$(1,008,254)	$2,255,381	$765,518

Weighted Average Units Outstanding — basic and diluted	14,606	12,026	7,452

Net Income (Loss) Per Unit — basic and diluted	$(69.03)	$187.54	$102.73

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

				Accumulated
				Other
	Member	Retained	Comprehensive	Comprehensive
	Contributions	Earnings	Income (Loss)	Loss
Balance — February 7, 2005 (Date of Inception)

Capital contributions - 72 units, $1,666.67 per unit, February 2005	$120,000	$—	$—	$—

Net loss for the period from inception to September 30, 2005	—	(43,886)	—	—

Balance — September 30, 2005	120,000	(43,886)	—	—

Capital contributions - 496 units, $2,500 per unit, December 2005	1,240,000	—	—	—

Costs related to capital contributions	(24,652)	—	—	—

Net loss for the year ending September 30, 2006	—	(437,723)	—	—

Balance — September 30, 2006	1,335,348	(481,609)	—	—

Capital contributions - 14,014 units, $5,000 per unit, December 2006	70,070,000	—	—	—

Capital contributions - 20 units, $5,000 per unit, January 2007	100,000	—	—	—

Capital contributions - 4 units, $5,000 per unit, February 2007	20,000	—	—	—

Costs related to capital contributions	(613,135)	—	—	—

Comprehensive income
Net income for the year ended September 30, 2007	—	2,255,381	2,255,381	—

Other comprehensive loss
Unrealized loss on derivative contracts	—	—	(222,506)	(222,506)

Balance — September 30, 2007	70,912,213	1,773,772	2,032,875	(222,506)

Comprehensive loss
Net loss for year ended September 30, 2008	—	(1,008,254)	(1,008,254)	—

Other comprehensive loss
Unrealized loss on derivative contracts	—	—	(1,530,692)	(1,530,692)

Balance — September 30, 2008	$70,912,213	$765,518	$(506,071)	$(1,753,198)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	Year Ended	Year Ended	(February 7, 2005)
	Sept 30, 2008	Sept 30, 2007	to September 30, 2008

Cash Flows from Operating Activities
Net income (loss)	$(1,008,254)	$2,255,381	$765,518
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation	33,077	6,601	25,767
Loss on sale of investments	—	—	712
Loss (gain) on sale of asset	1,472	(50)	1,472
Unexercised land options	—	—	16,800
Change in assets and liabilities:
Investments	—	(20,600,000)	—
Grant receivable	(22,460)	(4,540)	(27,000)
Interest receivable	21,618	(20,326)	—
Prepaid expenses	(37,924)	5,394	(57,723)
Deposits	(1,097,450)	(639,000)	(1,736,450)
Accounts payable	141,822	(104,429)	176,122
Accrued expenses	73,744	12,222	89,822

Net cash provided by (used in) operating activities	(1,894,355)	(19,088,747)	(744,960)

Cash Flows from Investing Activities
Capital expenditures	(846,152)	(32,827)	(896,012)
Purchase of land	—	(2,647,484)	(2,647,484)
Payments for construction in process	(79,043,000)	(47,324,173)	(126,351,356)
Payments for land options	—	—	(26,800)
Proceeds from (purchases of) investments, net	20,600,000	—	(712)

Net cash used in investing activities	(59,289,152)	(50,004,484)	(129,922,364)

Cash Flows from Financing Activities
Costs related to capital contributions	—	(25,209)	(637,787)
Payments for financing costs	(112,399)	(762,895)	(901,294)
Proceeds from construction loan	61,117,940	—	61,117,940
Member contributions	—	70,190,000	71,550,000

Net cash provided by financing activities	61,005,541	69,401,896	131,128,859

Net Increase (Decrease) in Cash and Cash Equivalents	(177,966)	308,665	461,535

Cash and Cash Equivalents — Beginning of Period	639,501	330,836	—

Cash — End of Period	$461,535	$639,501	$461,535

Supplemental Cash Flow Information
Interest paid, net of $1,533,995 and $0 capitalized, respectively	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$9,429,538	$12,008,990	$9,429,538

Interest paid by debt financing	675,132	—	675,132

Financing costs in accounts payable	12,000	6,000	12,000

Deferred offering costs netted against member’s equity	—	637,787	637,787

Land option applied to land purchase	—	10,000	10,000

Loss on derivative instruments included in other comprehensive loss	(1,530,692)	(222,506)	(1,753,198)

Accrued interest capitalized in construction in process	214,785	—	214,785

Amortization of financing costs capitalized	56,699	—	56,699

Assets acquired through capital lease obligations	31,889	—	31,889

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Union City, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. The construction of the ethanol plant was substantially completed in November, 2008 and began operations at that time. Prior to November 2008, the Company was in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.
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
Cash
The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over estimated useful lives (5-7 years for office equipment) by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided on the assets over their estimated useful lives ranging from 10-30 years.
Carrying Value of Long-Lived Assets
The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that the carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectations that the asset will more likely than not be sold or disposed of significantly before the end of the estimated useful life.
Recoverability is assessed based on the carrying amount of the asset and fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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
Financing Costs
Costs associated with the issuance of loans will be classified as financing costs. Financing costs will be amortized over the term of the related debt by use of the effective interest method, beginning when the Company draws on the loans. As of September 30, 2008, the company incurred approximately $913,000 in financing costs and amortized approximately $57,000.
Grants
The Company recognizes grant proceeds as other income for upon complying with the conditions of the grant. For reimbursements of incremental expenses (expenses the Company otherwise would not have incurred had it not been for the grant), the grant proceeds are recognized as a reduction of the related expense. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in other income and expense since the Company has not yet commenced operations.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the September 30, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
At September 30, 2008, the Company had an interest rate swap with a fair value of $1,753,198 recorded as a liability and as a deferred loss in other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Fair Value of Financial Instruments
The carrying value of cash, derivative instruments and debt approximates their fair value. The Company estimates that the fair value of all financial instruments at September 30, 2008 does not differ materially from the aggregate carrying values of the financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $1,534,000 of interest for the year ending September 30, 2008.
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
Income Taxes
Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, their income or losses are included in the income tax returns of the members and partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.
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

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no effect on its financial position, results of operations or cash flows.
In September 2008, the FASB issued “Clarification of the Effective Date of FASB Statement No. 161.” This FSP clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. This clarification of the effective date of SFAS No. 161 is effective upon issuance of the FSP.
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
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC). The Offering was for up to 16,400 membership units for sale at $5,000 per. The registration became effective June 12, 2006 and was closed on November 6, 2006. The Company received subscriptions for approximately 14,042 units for a total of approximately $70,210,000. On December 7, 2006, the escrow proceeds of $70,084,000 were released to the Company. The Company received an additional $106,000 for the subscriptions. The Company cancelled a subscription for 4 units and returned the down payment paid by the investor. The Company issued a total of 14,038 units for a total of $70,190,000 through this offering.
3. INCOME TAXES
The differences between financial statement basis and tax basis of assets at September 30, 2008 and 2007 are as follows:

2008

Financial statement basis of assets	$143,424,959

Plus: organization and start-up costs capitalized	1,720,109

Less: accumulated tax depreciation and amortization greater than financial statement basis	(16,675)

Income tax basis of assets	$145,128,393

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
4. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. In December 2008, the Company amended the terms of the agreement to charge interest on the construction loan at the 1-month or 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points or 5%, whichever is greater. The construction period is 18 months from loan closing or the completion of the construction project.
In December 2008, the Company extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At September 30, 2008 there were no outstanding borrowings on the revolving line of credit.
In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In December 2008, the Company amended certain terms of this note. Before maturity, April 2009, the Corn Oil Extraction note will accrue interest at the greater of the 1-month LIBOR rate plus 300 basis points, or 5%. In April 2009, the Corn Oil Extraction note will convert into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009.
Outstanding borrowings on the construction loan, including the corn oil extraction loan, totaled approximately $61,793,000 at September 30, 2008. The Company will continue to draw their borrowings on the construction loan as plant construction progresses.
The loan fees consist of underwriting fees of $65,000 of which $20,000 was paid upon acceptance of the term sheet and $45,000 was paid at loan closing. There is a 65 basis point construction commitment fee amounting to $539,500, which was paid at loan closing. Additionally there is an annual servicing fee of $20,000 due at the conversion of the construction loan to the permanent term note and upon each anniversary for five years which is to be billed out quarterly after the first year fee. The letters of credit commitment fees are equal to 2.25% per annum. There is a commitment fee amounting to $45,000 related to the Corn Oil Extraction note, which was paid at loan closing.
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

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
5. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 175 covered hopper cars. The Company will pay approximately $480 per car per month beginning in November 2008. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease that at an implicit rate of 5.49%. Lease payments begin in November 2008 and are payable in monthly installments of $744 through October 2012. As of September 30, 2008, costs of leased capital assets were recorded in machinery and equipment for $31,889.
At September 30, 2008, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating
2009	$8,184	$887,000
2010	8,928	1,008,000
2011	8,928	1,008,000
2012	8,928	1,008,000
2013	744	1,008,000
Thereafter	—	121,000

Total minimum lease commitments	35,712	5,040,000
Less interest	(3,823)	—

Present value of minimum lease payments	$31,889	$5,040,000

6. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $161,337,000. The Company anticipated funding the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $89,787,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was included in the budgeted for in the total project cost of $161,337,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. Subsequent to year end, construction of the plant reached substantial completion, making an early completion bonus of $ 750,000 due. As of September 30, 2008 the Company has incurred costs of approximately $114,283,000 of which approximately $5,580,000 and $2,191,000 are included in construction retainage payable and accounts payable, respectively. In addition there are several other contracts that supplement this design-build agreement.
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000. As of September 30, 2008 the Company has incurred costs of approximately $3,898,000 of which approximately $100,000 and $107,500 are included in construction retainage payable and accounts payable, respectively.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party to detail the provisions of the construction, maintenance and use of private sidetrack rail. The Company advanced approximately $1,097,500 to be applied to the portion of the sidetrack that the unrelated party will construct. The advance and the costs incurred by the Company for its portion of the sidetrack construction will be subject to refunds based on qualifying railcar outbound shipments. The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice. At September 30, 2008, the entire amount of the advance is classified as a long term deposit on the balance sheet.
In June 2008, the Company entered into an agreement with an unrelated party for the construction and installation of a tricanter oil separation system for approximately $3,017,000. The Company paid 50% at the time of signing the agreement and will pay 40% upon delivery of the equipment and the remaining 10% upon the completion of the performance testing. The down payment of approximately $1,508,000 is included in construction in process as of September 30, 2008.
In addition there are less significant site contracts that have been entered into to complete the plant within the total estimated price of $161,337,000.
Corn Procurement
In July 2008, the Company entered into an agreement with an unrelated party to procure 100% of the corn to be used as feedstock at the Company’s ethanol production facility. The Company will pay an agency fee which shall be equal to a set monthly amount for the first two years. In following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. In November 2008, the ethanol plant began taking delivery of corn for operations.
Grants
In September 2006, the Company was awarded a $300,000 Value-Added Producer Grant from the United States Department of Agriculture. In March 2008, the Company was given an extension to extend the funding period to September 30, 2008, previously June 30, 2008. The grant funds and matching funds shall be used for working capital expenses. Grant revenue from this grant as of September 30, 2008 totaled $300,000 of which $143,862 is included in grant income for the year ended September 30, 2008.
The Company was awarded a $90,000 grant from the Industrial Development Grant Fund from the Indiana Economic Development Corp. Grant revenue from this grant as of September 30, 2008 was $71,083, of which $27,000 is included in grant receivable as of September 30, 2008.
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
September 30, 2008
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
In December 2006, the Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of .90% of the net purchase price for marketing and distribution. The initial term of the agreement is five years with automatic renewal for one year terms thereafter, unless otherwise terminated by either party.
Utility Agreement
In March 2007, the Company entered into an agreement in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party. At September 30, 2008, $443,750 and $195,250 is included in long-term and current deposits, respectively.
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
7. EMPLOYEE BENEFIT PLAN
In July 2008, the Company approved a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee. In order to receive a contribution, the employee must have worked 1,000 hours in the plan year and be employed as of the last day of the calendar year.
8. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues will be derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. We anticipate ethanol sales to average approximately 80% of total revenues and corn costs average 70% of cost of revenues.
The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.

CARDINAL ETHANOL, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
As shown in the accompanying financial statements the Company has a working capital deficit of approximately $10,900,000. Subsequent to year end the Company did commence operations and was able to generate cash flow to meet its immediate needs. However, there continues to exist significant uncertainties in the market. Due to current commodity markets, the Company expects margins to be tight or exist not at all and is, therefore, evaluating its liquidity needs for the upcoming months.
Management’s plan to address liquidity needs involves the recent renewal of the Company’s $10,000,000 revolving line of credit (Note 4) through December 2009. As of the date of this report the Company has $5,800,000 available to draw on the revolving line of credit. Management has also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
Based on the Company’s operating plan and the increased borrowing capacity, management believes it has the capital to meet its obligations throughout fiscal 2009.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time. The Company has had no disagreements with its auditors.
ITEM 8A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Management of Cardinal Ethanol is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Jeff Painter, and our Principal Financial and Accounting Officer, Techia Brewer. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
Cardinal Ethanol will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Cardinal Ethanol will enhance and test our year-end financial close process. Additionally, Cardinal Ethanol’s audit committee will increase its review of our disclosure controls and procedures. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. Finally, we have designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of September 30, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.
As of September 30, 2008, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
•
Reconciliation of Significant Accounts — currently a documented reconciliation of the trial balance including the balance sheet and other significant accounts are not being conducted by management. The reconciliations must be conducted, evidenced, and reviewed prior to closing out the quarters and reporting financial statements. Failure to reconcile our significant accounts amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Review and Approval of Top Sided Accounting Entries to the General Ledger - currently there is no documented evidence of a review and approval of routine or non-routine adjusting journal entries within the accounting system by the appropriate level of management. The lack of review and approval amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Financial Reporting Segregation of Duties — Currently there is a pervasive issue regarding a general lack of segregation of duties. Requisite segregation of duties is not clearly defined or established throughout the financial reporting related business processes. The lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, management is in the process of developing the following additional procedures to help address this material weakness:
•
Cardinal Ethanol will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Cardinal Ethanol will enhance and test our year-end financial close process. Additionally, Cardinal Ethanol’s audit committee will increase its review of our disclosure controls and procedures. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements. Finally, we have designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.
PART III.
Pursuant to General Instruction E(3), we omit Part III, Items 9, 10, 11, 12 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-KSB or to a definitive proxy statement to be filed with the Securities and exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2008).

ITEM 9.	DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year. This proxy statement is referred to in this report as the 2009 Proxy Statement.
ITEM 10. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the 2009 Proxy Statement.
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference from the 2009 Proxy Statement.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the 2009 Proxy Statement.

ITEM 13. EXHIBITS.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

10.1	Corn Feedstock Supply Agency Agreement dated July 15, 2008.	1

10.2	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	2

10.3	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

10.4	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

10.5	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference as filed on Form 8-K filed with the SEC on July 18, 2008.

(2)	Incorporated by reference as filed on Form 10-QSB filed with the SEC on August 14, 2008.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference from the 2009 Proxy Statement.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: December 22, 2008	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2008	/s/ Techia Brewer
Techia Brewer
Chief Financial Officer (Principal Financial and Accounting Officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2008	/s/ Troy Prescott
Troy Prescott
Chairman and Director

Date: December 22, 2008	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer and Director

Date: December 22, 2008	/s/ Tom Chalfant
Tom Chalfant
Vice Chairman, Vice President and Director

Date: December 22, 2008	/s/ Steven J. Snider
Steven J. Snider,
Secretary and Director

Date: December 22, 2008	/s/ Robert E. Anderson
Robert E. Anderson, Director

Date: December 22, 2008	/s/ Larry J. Barnette
Larry J. Barnette, Director

Date: December 22, 2008	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date: December 22, 2008	/s/ Thomas C. Chronister
Thomas C. Chronister, Director

Date: December 22, 2008	/s/ Robert John Davis
Robert John Davis, Director

Date: December 22, 2008	/s/ David Matthew Dersch
David Matthew Dersch, Director

Date: December 22, 2008	/s/ John W. Fisher
John W. Fisher, Director

Date: December 22, 2008	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date: December 22, 2008	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date: December 22, 2008	/s/ Robert L. Morris
Robert L. Morris, Director

Date: December 22, 2008	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date: December 22, 2008	/s/ Michael A. Shuter
Michael A. Shuter, Director

Date: December 22, 2008	/s/ Jerrold L. Voisinet
Jerrold L. Voisinet, Director

Date: December 22, 2008	/s/ Stephen L. Clark
Stephen L. Clark, Director

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Corn Feedstock Supply Agency Agreement dated July 15, 2008.	1

10.2	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	2

10.3	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

10.4	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

10.5	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference as filed on Form 8-K filed with the SEC on July 18, 2008.

(2)	Incorporated by reference as filed on Form 10-QSB filed with the SEC on August 14, 2008.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.