Form 10-Q
period 2008-12-31
Cardinal Ethanol LLC
filed 2009-02-10
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2008

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
(765) 964-3137
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of February 1, 2009 there were 14,606 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	December 31,	September 30,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$215,943	$461,535
Trade accounts receivable	7,166,746	—
Grant receivable	27,000	27,000
Inventories	9,262,015	—
Corn deposits	3,828,732	—
Other deposits	259,887	195,250
Prepaid and other current assets	1,277,723	57,723
Derivative instruments	724,345	—

Total current assets	22,762,391	741,508

Property and Equipment
Land and land improvements	21,065,340	2,657,484
Plant and equipment	117,019,866	36,238
Building	6,991,721	619,615
Office equipment	285,446	238,395
Vehicles	31,928	31,928
Construction in process	—	136,743,326

	145,394,301	140,326,986
Less accumulated depreciation	(1,575,232)	(41,330)

Net property and equipment	143,819,069	140,285,656

Other Assets
Deposits	1,541,200	1,541,200
Financing costs, net of amortization	814,060	856,595

Total other assets	2,355,260	2,397,795

Total Assets	$168,936,720	$143,424,959

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$3,094,996	$3,937,930
Accounts payable- corn	4,345,596	—
Construction retainage payable	6,429,730	5,679,730
Accrued expenses	358,008	304,607
Derivative instruments	4,978,498	1,753,198
Line of credit	4,200,000	—
Current maturities of long-term debt and capital lease obligations	4,075,931	6,617

Total current liabilities	27,482,759	11,682,082

Long-Term Debt and Captial Lease Obligations	76,512,562	61,818,344

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	64,941,399	69,924,533

Total members’ equity	64,941,399	69,924,533

Total Liabilities and Members’ Equity	$168,936,720	$143,424,959

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$26,272,445	$—

Cost of Goods Sold	26,745,427	—

Gross Loss	(472,982)	—

Operating Expenses
Professional fees	143,748	100,359
General and administrative	452,628	84,446

Total	596,376	184,805

Operating Loss	(1,069,358)	(184,805)

Other Income (Expense)
Grant income	—	30,431
Interest and dividend income	—	108,440
Interest expense	(699,454)	—
Miscellaneous income	10,978	4,040

Total other income (expense), net	(688,476)	142,911

Net Loss	$(1,757,834)	$(41,894)

Weighted Average Units Outstanding	14,606	14,606

Net Loss Per Unit — basic and diluted	$(120.35)	$(2.87)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Three Months Ended	Three Months Ended
	Dec 31,	Dec, 31
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,757,834)	$(41,894)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,568,390	2,319
Realized and unrealized (gains) losses on hedging activities	(308,270)	—
Change in assets and liabilities:
Trade receivables	(7,166,746)	—
Grant receivable	—	(11,851)
Interest receivable	—	21,618
Inventories	(9,262,015)	—
Prepaid and other current assets	(1,220,000)	(29,933)
Corn deposit	(3,828,732)	—
Deposits	(64,637)	—
Derivative instruments	(416,075)	—
Accounts payable	2,912,874	67,131
Accounts payable-corn	4,345,596	—
Accrued expenses	53,401	(8,496)

Net cash used in operating activities	(15,144,048)	(1,106)

Cash Flows from Investing Activities
Capital expenditures	(258,728)	—
Payments for construction in process	(7,791,152)	(26,965,894)
Proceeds from investments	—	20,600,000

Net cash used in investing activities	(8,049,880)	(6,365,894)

Cash Flows from Financing Activities
Proceeds from line of credit	4,200,000	—
Payments for financing costs	(15,196)	(7,858)
Payments for capital lease obligations	(1,088)	—
Proceeds from construction loan	18,764,620	5,814,860

Net cash provided by financing activities	22,948,336	5,807,002

Net Decrease in Cash and Cash Equivalents	(245,592)	(559,998)

Cash and Cash Equivalents — Beginning of Period	461,535	639,501

Cash and Cash Equivalents — End of Period	$215,943	$79,503

Supplemental Cash Flow Information
Interest paid, net of $387,167 and $31,100 capitalized, respectively	$217,223	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$6,971,790	$13,668,737

Financing costs in accounts payable	6,000	19,670

Loss on derivative instruments included in other comprehensive income	3,225,300	987,873

Accrued early completion bonus included in fixed assets	750,000	—

Accrued interest capitalized in construction in process	—	31,100

Amortization of financing costs capitalized	17,243	762

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008, contained in the Company’s annual report on Form 10-KSB.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements include normal recurring adjustments.
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized in February 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Union City, Indiana. The Company was formed on February 7, 2005 to have a perpetual life. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. The construction of the ethanol plant was substantially completed in November 2008 and began operations at that time. Prior to November 2008, the Company was in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.
Fiscal Reporting Period
The Company has adopted a fiscal year ending September 30 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful life of fixed assets, the valuation of derivatives, inventory, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
Cash and equivalents
The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is at least possible this estimate will change in the future.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of raw materials; work in process, finished goods and spare parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and modified wet distiller grains. Cost for substantially all inventory is determined using the lower of first-in, first-out, (FIFO method) cost or market.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations in November 2008 and began depreciating the plant at that time. Depreciation is computed using the straight-line method over the following useful lives:

Land Improvements	15-20 years
Office building	10-40 years
Office equipment	5 years
Plant and process equipment	10-40 years
Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
Revenue Recognition
The Company sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are sold FOB shipping point.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Commissions were approximately $192,000 for the three months ended December 31, 2008. No commissions were paid for the period ending December 31, 2007.
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in cost of goods sold.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
Fair Value of Financial Instruments
Effective October 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended December 31, 2008 would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $1,921,000 of interest through October 31, 2008. These costs have been included in fixed assets as of December 31, 2008.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at December 31, 2008.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.
2. INVENTORIES
Inventories consist of the following as of December 31, 2008:

Raw materials	$2,076,162
Work in progress	1,117,500
Finished goods	5,770,150
Spare parts	298,203

Total	$9,262,015

At December 31, 2008, the Company recorded losses of approximately $167,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of ethanol. The loss was recorded with the cost of sales in the statement of operations.
In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2008 the Company has forward corn purchase contracts for delivery through March 2009 for a total commitment of approximately $2,623,000. Approximately $40,000 of the forward corn purchases were with a related party.
Currently, some of these contract prices are above current market prices for corn. Accordingly, the Company would incur, upon taking delivery under these contracts, a loss on these purchase commitments and has recorded a loss of approximately $49,000. The amount is included in cost of goods sold on the statement of operations. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods. Based on the positions at December 31, 2008, further price changes of 10% in the price of ethanol and corn subsequent to year end would result in additional losses of approximately $539,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
3. DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments to hedge the variability of expected future cash flows related to interest rates. The Company does not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the December 31, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge are recorded in current period earnings.
At December 31, 2008, the Company had an interest rate swap with a fair value of $4,978,498 recorded as a liability and as a deferred loss in other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
The Company hedges a portion of its forward corn purchase contracts to the extent considered necessary for minimizing risk from market price fluctuations. The hedge account recorded on the balance sheet includes the current fair market value of the hedges as determined by the broker. The forward and futures contracts along with the hedge value and open positions are analyzed monthly to determine the strategies in place at that time. When a market value adjustment is necessary the Company records the unrealized gains and losses in current earnings through cost of sales. The Company recorded a net derivative gain of $308,270 comprised of a realized hedge gain of $962,626 and an unrealized hedge loss of $654,356 for the three months ended December 31, 2008. Any gains or losses from corn hedging are included in cost of sales. The Company did not have any corn hedging activity in the three months ended December 31, 2007. Management expects all open positions outstanding as of December 31, 2008 to be realized in the next twelve months.
4. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of December 31, 2008	December 31, 2008	Level 1	Level 2	Level 3
Interest rate swap liability	$4,978,498	$4,978,498	$4,978,498	$—	$—
Commodity derivative instruments	$724,345	$724,345	$724,345	$—	$—

We determine the fair value of the interest rate instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The fair value of the commodity derivative instruments are based on quoted market prices in an active market.
5. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. The construction loan will be converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans are expected to have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. In December, the Company amended the terms of the agreement to charge interest on the construction loan at the 1-month or 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
In December 2008, the Company extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At December 31, 2008 there was $4,200,000 outstanding on the revolving line of credit.
In July 2008, the Company and the financial institution extended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In December 2008, the Company amended certain terms of this note. Before maturity, April 2009, the Corn Oil Extraction note will accrue interest at the greater of the 1-month LIBOR rate plus 300 basis points, or 5%. In April 2009, the Corn Oil Extraction note will convert into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principle will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009.
Outstanding borrowings on the construction loan, including the corn oil extraction loan totaled approximately $80,558,000 at December 31, 2008.
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants will go into effect beginning in April 2009. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan.
Long-term debt, as discussed above, consists of the following at December 31, 2008:

Fixed rate loan	$41,500,000
Variable rate loan	31,500,000
Revolving loan	4,338,475
Corn oil extraction note	3,219,217

Totals	80,557,692
Less amounts due within one year	(4,068,508)

Net long-term debt	$76,489,184

The estimated maturities of long-term debt at December 31, 2008 are as follows:

2009	$4,068,508
2010	8,436,239
2011	8,919,964
2012	9,428,174
2013	9,810,196
After 2014	39,894,611

Total long-term debt	$80,557,692

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
6. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 175 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease that at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of December 31, 2008, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under a non-cancelable long-term operating lease. Lease payments began in November 2008 and are due in monthly installments of $2,039 through October 2013.
At December 31, 2008, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating
2009	$8,928	$1,032,468
2010	8,928	1,032,468
2011	8,928	1,032,468
2012	7,440	1,032,468
2013	—	704,390
Thereafter	—	—

Total minimum lease commitments	34,224	4,834,262
Less interest	(3,423)	—

Present value of minimum lease payments	$30,801	$4,834,262

7. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $162,000,000. The Company funded the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $90,450,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was included in the budgeted for in the total project cost of $162,000,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. In November 2008, construction of the plant reached substantial completion, making an early completion bonus of $750,000 due, which is included in fixed assets at December 31, 2008. As of December 31, 2008 the Company has incurred costs of approximately $114,459,000 of which approximately $5,580,000 is included in construction retainage payable. In addition there are several other contracts that supplement this design-build agreement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
In July 2007, the Company entered into a railroad construction contract with an unrelated company to construct railroad access for approximately $3,956,000. As of December 31, 2008, all work related to this contract was completed and the Company incurred costs of approximately $3,898,000 of which approximately $100,000 is included in construction retainage payable.
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party to detail the provisions of the construction, maintenance and use of private sidetrack rail. The Company advanced approximately $1,097,000 to be applied to the portion of the sidetrack that the unrelated party will construct. The advance and the costs incurred by the Company for its portion of the sidetrack construction will be subject to refunds based on qualifying railcar outbound shipments. The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice. At December 31, 2008, the entire amount of the advance is classified as a long term deposit on the balance sheet.
In June 2008, the Company entered into an agreement with an unrelated party for the construction and installation of a tricanter oil separation system for approximately $3,017,000. As of December 31, 2008, all work on this contract had been completed and $301,685 was included in accounts payable.
In addition there are less significant site contracts that were entered into to complete the plant within the total estimated price of $162,000,000.
Corn Procurement
In July 2008, the Company entered into an agreement with an unrelated party to procure 100% of the corn to be used as feedstock at the Company’s ethanol production facility. The Company pays a monthly agency fee of $41,667 for the first two years. In following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. In October 2008, the ethanol plant began taking delivery of corn for operations.
Marketing Agreement
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
In December 2006, the Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. The initial term of the agreement is five years with automatic renewal for one year terms thereafter, unless otherwise terminated by either party.
Utility Agreement
In March 2007, the Company entered into an agreement in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party. At December 31, 2008, $443,750 is included in long-term and $179,887 is included in current deposits.
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2008
8. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS
Accumulated other comprehensive income consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive income all related to the interest rate swap for the three months ended December 31, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of quarter	$(1,753,198)	$(222,506)
Unrealized loss on derivative instruments	(3,225,300)	(987,873)

Balance at end of quarter	$(4,978,498)	$(1,210,379)

The statement of comprehensive loss for the three month periods ending December 31, 2008 and 2007 were as follows:

	2008	2007
Net loss	$(1,757,834)	$(41,894)
Interest rate swap for value change	(3,225,300)	(987,873)

Comprehensive loss	$(4,983,134)	$(1,029,767)
9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues will be derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and form purchases on the open market. Ethanol sales average approximately 80% of total revenues and corn costs average 85% of total costs of goods sold.
The Company’s operating and financial performance is largely driven by prices at which the Company sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Companies largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements the Company has a working capital deficit of approximately $4,700,000. The Company has completed three full months of operations as of the filing of this report. However, there continues to exist significant uncertainties in the market. Due to current commodity markets, the Company may produce at negative margins and is, therefore, evaluating its liquidity needs for the upcoming months.
Management’s plan to address liquidity needs involves the renewal of the Company’s $10,000,000 revolving line of credit (Note 5) through December 2009. As of the date of this report the Company has $8,050,000 available to draw on the revolving line of credit. Management has also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
Management believes that they will continue to operate in the present form and intends to do so in the near term. The company will continue to work with their lenders to ensure that the agreements and terms of the loan agreements are met going forward. However, no assurance can be given that management’s actions will result in sustained profitable operations. Because it is unclear what the market will do, there is uncertainty about the Company’s ability to meet its liquidity needs and financial covenants when they become effective. The financial statements do not include any adjustments that might be necessary, should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
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

Overview
Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We expect the ethanol plant will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles and 220,500 tons of raw carbon dioxide gas.
The total project cost was approximately $162,000,000, which included construction of our ethanol plant and start-up of operations. We financed the construction and start-up of the ethanol plant with a combination of equity and debt. We raised equity in our public offering registered with the Securities and Exchange Commission, which supplemented our seed capital equity. We entered into definitive loan agreement with First National Bank, Omaha for our debt financing.
Over the past 12 months we have installed the infrastructure necessary to support plant operations and have begun operations. We have also obtained the permits required to construct and operate the plant. In addition, we have installed a tricanter oil separation system which is extracting corn oil for sale. Additionally, we have hired all of the personnel necessary to operate the plant. We currently employ 48 employees.
Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months ended December 31, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison, it is important that you keep this in mind.
Results of Operations
During our fiscal quarter ended December 31, 2008, we transitioned from a development stage company to an operational company. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2008. Because we did not begin operations of the plant until November 2008, we do not have comparable data for the three months ended December 31, 2007.

	Quarter Ended
	December 31, 2008
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$26,272,445	100.00%

Cost of Goods Sold	$26,745,427	101.80%

Gross Loss	$472,982	1.80%

Operating Expenses	$596,376	2.27%

Operating Loss	$1,069,358	4.07%

Other Expense	$688,476	2.62%

Net Loss	$1,757,834	6.69%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the quarter ended December 31, 2008, we also had revenue from the sale of corn oil. For the three months ended December 31, 2008, we received approximately 79% of our revenue from the sale of fuel ethanol and approximately 21% of our revenue from the sale of distillers grains. We also had sales of corn oil which represented less than 1% of our total sales. Management anticipates that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy. As a result of the relatively low price of ethanol and increasing corn prices management anticipates that the ethanol plant will not operate profitably in the early part of 2009. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 101.8% for the three months ended December 31, 2008. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. Included in cost of goods sold is the recognition of a loss of approximately $167,000 related to our ethanol as of December 31, 2008, and accrued losses of approximately $49,000 on forward corn price purchase contracts as a result of a determination that the market value of these contracts was less than their cost basis. The losses are recorded in the lower of cost or market adjustments in the statement of operations. Accrued losses on forward corn purchases was determined by applying a lower of cost or market methodology that includes estimates of corn, ethanol, and distillers grains prices now, and over the course of the contracts. Based on the positions at December 31, 2008, further price changes of 10% in the estimated price of corn and ethanol subsequent to quarter end would have resulted in additional losses of approximately $539,000. Currently, we have forward corn purchase contracts for delivery through March 2009 for a total commitment of approximately $2,623,000. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
Operating Expense
Our operating expenses as a percentage of revenues were 2.27% for the three months ended December 31, 2008. We expect our operating expenses to remain steady throughout the remainder of the 2009 fiscal year. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. The increase in SG&A expenses for the quarter ended December 31, 2008, compared to the same period for December 31, 2007 was primarily due to increased employees, which increased costs in salaries, insurance, professional fees, and other general administrative costs due to the plant being under full-time production. These expenses generally do not vary with the level of production at the Plant.
Operating Income (Loss)
Our loss from operations for the three months ended December 31, 2008 was approximately 4.0% of our revenues. Our operating loss for the three month period ended December 31, 2008 was primarily the result of interest expense of approximately $699,000, cost of goods sold exceeded the price at which we sold our products by approximately $473,000, and operating expenses of approximately $596,000.

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
Project Capitalization
We financed the development and construction of our ethanol plant with both equity and debt financing. We issued 496 units to our seed capital investors at a price of $2,500 per unit and 72 units to our founders at a price of $1,666.67 per unit for total proceeds of $1,360,000. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission (“SEC”) which became effective on June 12, 2006. We closed the offering on November 6, 2006 having raised proceeds of approximately $70,190,000. We then issued 14,038 registered units to our members which supplemented the 568 units issued in our private placement offerings to our founders and our seed capital investors. In addition, we entered into definitive loan agreements with First National Bank, Omaha for our debt financing.
In addition to our equity and debt financing we have applied for and received various grants. In December 2005, we were awarded a $100,000 Value-Added Producer Grant from the United States Department of Agriculture (“USDA”). Pursuant to the terms of the grant, we used the funds for our costs related to raising capital, marketing, risk management, and operational plans. In September 2006, we were awarded a $300,000 Value-Added Producer Grant from the USDA which we are using for working capital expenses. As of December 31, 2008 all funds have been advanced from this grant. We also received a $250,000 grant from Randolph County and a $125,000 grant from the city of Union City to locate the plant within the county and city boundaries. We have also been chosen to receive several grants from the Indiana Economic Development Corporation (IEDC). These grants include training assistance for up to $33,500 from the Skills Enhancement Fund; industrial development infrastructure assistance for $90,000 from the Industrial Development Grant Fund; tax credits over a ten-year period of up to $500,000 from the Economic Development for a Growing Economy; and Indiana income tax credits over a 9 year period up to $2,900,000 from the Hoosier Business Investment Tax Credit program. The tax credits will pass through directly to the members and will not provide any cash flow to the Company.
We have received reimbursement of funds spent on infrastructure which qualify for our Industrial Development Grant Fund from the state of Indiana.
Plant operations
Construction of our plant is complete and we commenced operations on November 1, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $162,000,000. We expect to finance our operations for the next 12 months using our debt facilities and revenue from operations.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”), which was included in our budget. We agreed that if the plant was substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event would we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of December 31, 2008, we have incurred costs of approximately $114,459,000 of which approximately $5,580,000 is included in construction retainage payable. Our plant became substantially complete on November 1, 2008. As a result, we recorded an early completion bonus of $750,000. This amount is recorded in construction retainage payable on the balance sheet at December 31, 2008.

On July 16, 2007, we entered into a Railroad Construction Contract with Amtrac of Ohio, Inc. (“Amtrac”) under which Amtrac agreed to provide all the labor, materials, tools, equipment, supervision and services necessary to construct our railroad in exchange for a total price of approximately $3,956,000. Amtrac commenced work on the railroad in September 2007. Work under the contract is complete. As of December 31, 2008, we have incurred costs of approximately $3,898,000 for services performed under the contract of which $100,000 is included in construction retainage payable.
In May 2008, we entered into a private sidetrack agreement with CSX Transportation, Inc. (“CSX”) under which CSX will construct, own and maintain the portion of the sidetrack rail connected to the main rail line and we will construct, own and maintain the remainder of the sidetrack, which is connected to the ethanol plant. We advanced approximately $1,097,000 to be applied to the portion of the sidetrack that CSX will construct. The advance and the costs incurred by Cardinal for our portion of the sidetrack construction will be subject to a refund based on qualifying railcar outbound shipments. The agreement will continue until terminated by either party for specific causes set forth in the agreement for the first five years. After this date, the agreement may be terminated by either party upon 30 days notice. The entire amount of the advance is classified as a long term deposit on the balance sheet at December 31, 2008.
In July 2008, we entered into a five-year lease agreement with Trinity Industries Leasing Company for 175 covered hopper rail cars. We will pay approximately $480 per car per month beginning on delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
Corn Oil Separation
In August 2008, we entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system for approximately $3,017,000. Under the agreement, we paid 50% of the total price at the time of signing the agreement and 40% upon delivery of the equipment and the remaining 10% upon the completion of the performance testing. As of December 31, 2008, we have incurred costs of approximately $3,560,000, which is included in fixed assets on the balance sheet.
The corn oil separation system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Syrup from the plant contains 5 — 7 % corn oil by volume, averaging 0.4 — 0.5 pounds per bushel of corn processed. Depending on our end users, the corn oil can be marketed as either a feed additive or a biodiesel feedstock. Because of the process we will be utilizing, the corn oil is not viable as a food grade commodity without further processing. The corn oil recovery system is a skid mounted system that contains all the necessary piping, electrical components and controls for a “plug-in” installation, and thus, “plugs” right into our ethanol plant.
The total cost of the corn oil separation operation was approximately $3,600,000, which included approximately $600,000 for the tank farm associated with the operation. We financed this operation with additional debt financing from First National Bank of Omaha. We have completed the installation of the corn oil separation system and are in the process of completing performance testing. We are currently extracting corn oil for sale.
Natural Gas and Electric Energy Agreements
On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley agrees to receive, transport and redeliver natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we agreed to pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. In addition, we agreed to pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years commencing on the earlier date on which we begin commercial operations or the actual date on which service under the contract commences. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods. We have paid to Ohio Valley an $80,000 security deposit under this contract.

In addition, on May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We agreed to pay Indiana Michigan Power Company monthly pursuant to their standard rates.
Corn Procurement
On July 15, 2008, we entered into a Corn Feedstock Agency Agreement with Bunge North America, Inc. (“Bunge”) under which Bunge is serving as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Bunge has provided two grain originators to work at our facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Bunge will receive an agency fee which shall be equal to a set monthly amount for the first two years. In following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. Cardinal may also directly procure corn to be used for its feedstock. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. The parties also each have the right to terminate the agreement in certain circumstances including, but not limited to, material breach by, bankruptcy and insolvency of, or change in control of, the other party.
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
We entered into a Distillers Grains Marketing Agreement with CHS, Inc. CHS, Inc. is marketing our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. Under the agreement, CHS, Inc. will pay to us a price equal to 98% of the FOB plant price actually received by CHS, Inc. for all dried distillers grains removed by CHS, Inc. from our plant and a price equal to 96% of the FOB plant price actually received by CHS, Inc. for all our wet distillers grains. The term of our agreement with CHS, Inc. is for one year commencing as of the completion and start-up of the plant. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.
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

Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. We anticipate Fagen, Inc. and RTP Environmental Engineering Associates, Inc. will continue to advise us on general environmental compliance.
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
Water Permits. We use water to cool our closed circuit systems in the plant. Although the water in the cooling system is re-circulated to decrease facility water demands, a certain amount of water is continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there is occasional blow down water that has to be discharged. In Indiana, a Non-Contact Cooling Water General NPDES permit is available for non-contact cooling water discharges. We have received our NPDES permit for non-contact cooling water discharge.

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
We began operating our plant in November 2008. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early stage company in a rapidly growing industry where supply, demand and pricing may change substantially in a short amount of time.
Economic Downturn
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also been seeking government bailout money and maybe facing bankruptcy. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. We believe that these factors have contributed to a decrease in the prices at which we may be able to sell our ethanol which may persist throughout all or parts of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.
Corn Prices
Our cost of goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On December 11, 2008, the USDA released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12 billion bushels, approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2009 crop year. We anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.
Natural Gas
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Any sustained increase in the price level of natural gas will increase our cost of production and will negatively impact our profit margins.

Ethanol Supply and Demand
The number of ethanol plants being developed and constructed in the United States continues to increase. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to further decline. The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which has in turn placed downward pressure on the price of ethanol. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.
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
Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., VeraSun Energy Corp. and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually. However, in November 2008 VeraSun Energy Corp. announced it had filed for Chapter 11 bankruptcy protection and it is anticipated that VeraSun will auction off all of its plants in March 2009 thereby calling into question its ability to maintain its level of ethanol production.
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
Distillers Grains Marketing
With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will continue to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit.
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

Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. We believe that it may not be feasible to adopt or incorporate these technological advances. If we are unable to do so, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.
Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard (“RFS”), help support a market for ethanol that might disappear without this incentive; as such, a waiver of minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.
Employees
We currently have 48 full-time employees. Approximately 8 of our employees are involved primarily in management and administration and the remainder are involved primarily in plant operations.
On January 22, 2007, we entered into an Employment Agreement with Jeff Painter to serve as the General Manager of our plant. For all services rendered by Mr. Painter, we have agreed to pay him an annual base salary of $171,600, which included a 10% increase to his base salary received at the time we began producing ethanol. In addition, to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.
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
Our board officers, Troy Prescott, Tom Chalfant and Steven Snider are not employees and they do not currently receive any compensation for their services as officers. Jeremey Herlyn is currently serving as our full-time plant manager.
On December 22, 2008 Troy Prescott resigned from his position of President and Chief Executive Officer effective November 1, 2008. Troy is still serving as our chairman of our board of directors. Jeff Painter began serving as our Chief Executive Officer and President effective November 1, 2008.
The following table represents the positions within our plant:

# Full-
Time
Position	Personnel
Chief Executive Officer	1
Plant Manager	1
Commodities Manager	1
Chief Financial Officer	1
Accounting Supervisor	1
Environmental, Health & Safety Officer	1
Production Supervisor	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Officer Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	6
Plant Operators	22

TOTAL	48

We do not expect any significant change in the number of our employees over the next twelve month period.

Liquidity and Capital Resources
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of December 31, 2008, we had an interest rate swap with a fair value of $4,978,498 recorded as a liability and as a deferred loss in other comprehensive loss. The construction loan offers a variable interest rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, the Company amended the terms of the agreement to charge interest on the construction loan at the 1-month plus 300 basis points or 5%, whichever is greater At the expiration of the construction period, in April 2009, the interest rate on the fixed rate note and variable rate note will be 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The interest rate on the revolving line of credit will be 1-month LIBOR plus 300 basis points, or 5%, whichever is greater over the applicable funding source. The Company renewed the revolving line of credit in December 2008 to expire in December 2009. The construction note will be a five-year note, amortized on a ten-year basis with quarterly payments of principal and interest, and a balloon payment due at maturity. A portion of the construction note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan. The revolving line of credit is renewable annually with interest only payments due on a quarterly basis. Additionally, the revolving line of credit is subject to a quarterly reduction payment of $250,000. The letters of credit facility is renewable annually with fees on outstanding issuances payable on a quarterly basis.
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
As of December 31, 2008, we had approximately $76,489,000 outstanding on our construction loan and corn oil extraction loan.

As shown in the accompanying financial statements, we have a working capital deficit of approximately $4,700,000. We have completed three full months of operations as of the filing of this report. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months.
Our plan to address liquidity needs involved the renewal of our $10,000,000 revolving line of credit through December 2009. As of the date of this report, we have $8,050,000 available to draw on the revolving line of credit. We have also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, we are continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
We believe that we will continue to operate in the present form and intend to do so in the near term. We will continue to work with our lenders to ensure that the agreements and terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations. Because it is unclear what the market will do, there is uncertainty about our ability to meet our liquidity needs and the financial covenants when they become effective.
Quarterly Financial Results
As of December 31, 2008, we have total assets of approximately $168,937,000. We have approximately $22,763,000 in current assets, consisting primarily of trade accounts receivable, inventories, corn depostis and prepaid expenses. We have approximately $143,819,000 in property and equipment and approximately $2,355,000 in other assets. We have current liabilities of approximately $27,483,000 consisting primarily of accounts payable, accounts payable corn, construction retainage payable, derivative instruments, line of credit and current maturities of long-term debt and capital lease obligations. We have long term debt of approximately $76,513,000. Total members’ equity as of December 31, 2008, was approximately $64,941,000.
Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the December 31, 2008 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At December 31, 2008, we had an interest rate swap with a fair value of approximately $4,978,000 recorded as a liability and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.

We value our inventory at the lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contract. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have estimated a loss on these firm purchase commitments related to corn contracts in place at December 31, 2008 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 4T. Controls and Procedures.
Our management, including our President and Chief Executive Officer, Jeff Painter, along with our Chief Financial Officer and Principal Financial and Accounting Officer, Techia Brewer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
As of December 31, 2008, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
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
• Review and Approval of Top Sided Accounting Entries to the General Ledger — currently there is no documented evidence of a review and approval of routine or non-routine adjusting journal entries within the accounting system by the appropriate level of management. The lack of review and approval amounts to a material weakness to the Company’s internal controls over its financial reporting processes.
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

Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2008. Our management is in the process of addressing the above material weaknesses and has improved our segregation of duties and has implemented and documented our review of journal entries by upper management. We believe these actions will help remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Method of
Exhibit No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: February 10, 2009	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: February 10, 2009	/s/ Techia Brewer
Techia Brewer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.