Form 10-Q/A
period 2008-12-31
Cardinal Ethanol LLC
filed 2009-05-20
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

(765) 964-3137
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note Regarding Amendment No. 1
This Amendment No. 1 to the Quarterly Report on Form 10-Q of Cardinal Ethanol, LLC (the “Company”) for the quarter ended December 31, 2008, is being filed for the purpose of amending and restating Items 1 and 2 to correct an error that occurred in the Company’s accounting system. As a result of this error, costs relating to 474,783 bushels of corn were unaccounted for at December 31, 2008. These costs were not reflected in accounts payable, inventory and cost of goods sold accounts. In addition, advances on corn payables, for corn already delivered, were shown as an asset (corn advances) rather than an offset to the related liability (accounts payable). Since delivery had occurred, the right of offset existed, and should have been reported as a net liability. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of such Items, as amended, are set forth herein. In addition to the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company’s Form 10-Q is unchanged and is reproduced in its entirety in this Amendment No. 1. This report speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original reporting date.
Therefore, the Company has:
• Increased cost of goods sold by $1,933,000, resulting in a decrease of net income of $1,933,000 or $132.34 per dilued unit, for the three months ended December 31, 2008.
• Increased inventory $18,000, decreased deposits $3,543,000 and decreased accounts payable $1,592,000 as of December 31, 2008.
• Decreased members’ equity by $1,933,000 as of December 31, 2008.
See Note 10 to the unaudited, “restatement”, for further details.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$215,943	$461,535
Trade accounts receivable	7,166,746	—
Grant receivable	27,000	27,000
Inventories	9,280,397	—
Corn deposits	285,364	—
Other deposits	259,887	195,250
Prepaid and other current assets	1,277,723	57,723
Derivative instruments	724,345	—

Total current assets	19,237,405	741,508

Property and Equipment
Land and land improvements	21,065,340	2,657,484
Plant and equipment	117,019,866	36,238
Building	6,991,721	619,615
Office equipment	285,446	238,395
Vehicles	31,928	31,928
Construction in process	—	136,743,326

	145,394,301	140,326,986
Less accumulated depreciation	(1,575,232)	(41,330)

Net property and equipment	143,819,069	140,285,656

Other Assets
Deposits	1,541,200	1,541,200
Financing costs, net of amortization	814,060	856,595

Total other assets	2,355,260	2,397,795

Total Assets	$165,411,734	$143,424,959

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$3,094,996	$3,937,930
Accounts payable-corn	2,753,586	—
Construction retainage payable	6,429,730	5,679,730
Accrued expenses	358,008	304,607
Derivative instruments	4,978,498	1,753,198
Line of credit	4,200,000	—
Current maturities of long-term debt and capital lease obligations	4,075,931	6,617

Total current liabilities	25,890,749	11,682,082

Long-Term Debt and Captial Lease Obligations	76,512,562	61,818,344

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	63,008,423	69,924,533

Total members’ equity	63,008,423	69,924,533

Total Liabilities and Members’ Equity	$165,411,734	$143,424,959

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$26,272,445	$—

Cost of Goods Sold	28,678,403	—

Gross Loss	(2,405,958)	—

Operating Expenses
Professional fees	143,748	100,359
General and administrative	452,628	84,446

Total	596,376	184,805

Operating Loss	(3,002,334)	(184,805)

Other Income (Expense)
Grant income	—	30,431
Interest and dividend income	—	108,440
Interest expense	(699,454)	—
Miscellaneous income	10,978	4,040

Total other income (expense), net	(688,476)	142,911

Net Loss	$(3,690,810)	$(41,894)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Loss Per Unit — basic and diluted	$(252.69)	$(2.87)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Three Months Ended	Three Months Ended
	Dec 31, 2008	Dec 31, 2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(3,690,810)	$(41,894)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,568,390	2,319
Change in fair value of derivative instruments	(308,270)	—
Change in assets and liabilities:
Trade receivables	(7,166,746)	—
Grant receivable	—	(11,851)
Interest receivable	—	21,618
Inventories	(9,280,397)	—
Prepaid and other current assets	(1,220,000)	(29,933)
Corn deposit	(285,364)
Deposits	(64,637)	—
Derivative instruments	(416,075)	—
Accounts payable	2,912,874	67,131
Accounts payable-corn	2,753,586	—
Accrued expenses	53,401	(8,496)

Net cash used in operating activities	(15,144,048)	(1,106)

Cash Flows from Investing Activities
Capital expenditures	(258,728)	—
Payments for construction in process	(7,791,152)	(26,965,894)
Proceeds from investments	—	20,600,000

Net cash used in investing activities	(8,049,880)	(6,365,894)

Cash Flows from Financing Activities
Proceeds from line of credit	4,200,000	—
Payments for financing costs	(15,196)	(7,858)
Payments for capital lease obligations	(1,088)	—
Proceeds from construction loan	18,764,620	5,814,860

Net cash provided by financing activities	22,948,336	5,807,002

Net Decrease in Cash and Cash Equivalents	(245,592)	(559,998)

Cash and Cash Equivalents — Beginning of Period	461,535	639,501

Cash and Cash Equivalents — End of Period	$215,943	$79,503

Supplemental Cash Flow Information
Interest paid, net of $387,167 and $31,100 capitalized, respectively	$217,223	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$6,971,790	$13,668,737

Financing costs in accounts payable	6,000	19,670

Loss on derivative instruments included in other comprehensive income	3,225,300	987,873

Accrued early completion bonus included in fixed assets	750,000	—

Accrued interest capitalized in construction in process	—	31,100

Amortization of financing costs capitalized	17,243	762

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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful life of fixed assets, the valuation of basis and delay price contracts on corn purchases, the valuation of derivatives, inventory, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on October 1, 2007, had no material impact on the Company’s financial condition or results of operations.
2. INVENTORIES
Inventories consist of the following as of December 31, 2008:

Raw materials	$2,084,535
Work in progress	1,121,022
Finished goods	5,776,637
Spare parts	298,203

Total	$9,280,397

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
Currently, some of these contract prices are above current market prices for corn. Accordingly, the Company would incur, upon taking delivery under these contracts, a loss on these purchase commitments and has recorded a loss of approximately $49,000. The amount is included in cost of goods sold on the statement of operations. Given the uncertainty of future corn and ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods. Based on the positions at December 31, 2008, further adverse price changes of 10% in the price of ethanol and corn subsequent to year end would result in additional losses of approximately $539,000.

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
4. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of December 31, 2008	December 31, 2008	Level 1	Level 2	Level 3
Interest rate swap liability	$4,978,498	$4,978,498	$—	$4,978,498	$—
Commodity derivative instruments	$724,345	$724,345	$724,345	$—	$—
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
5. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April 2009, the construction loan was converted into multiple term loans, one of which will be for $41,500,000, which will be applicable to the interest rate swap agreement. The term loans have a maturity of five years with a ten-year amortization. The construction loan commitment offers a variable rate of 1-month or 3-month LIBOR plus 300 basis points. In December, the Company amended the terms of the agreement to charge interest on the construction loan at the 1-month or 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The variable rate following the construction period is equal to 3-month LIBOR plus 300 basis points. The construction period is 18 months from loan closing or the completion of the construction project.
In December 2008, the Company extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At December 31, 2008 there was $4,200,000 outstanding on the revolving line of credit.

In July 2008, the Company and the financial institution extended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In December 2008, the Company amended certain terms of this note. Before maturity, April 2009, the Corn Oil Extraction note will accrue interest at the greater of the 1-month LIBOR rate plus 300 basis points, or 5%. In April 2009, the Corn Oil Extraction note converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principle will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009.
Outstanding borrowings on the construction loan, including the corn oil extraction loan totaled approximately $80,558,000 at December 31, 2008.
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect beginning in April 2009, with the first measurement date to be the first full fiscal quarter after conversion, or September 30, 2009. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan.
Long-term debt, as discussed above, consists of the following at December 31, 2008:

Fixed rate loan	$41,500,000
Variable rate loan	31,500,000
Revolving loan	4,338,475
Corn oil extraction note	3,219,217
Capital lease obligations	30,801

Totals	80,588,493
Less amounts due within one year	(4,075,931)

Net long-term debt	$76,512,562

The estimated maturities of long-term debt at December 31, 2008 are as follows:

2009	$4,075,931
2010	8,444,079
2011	8,928,246
2012	9,435,430
2013	9,810,196
After 2014	39,894,611

Total long-term debt	$80,588,493

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
8. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS
Accumulated other comprehensive income consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive income all related to the interest rate swap for the three months ended December 31, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of quarter	$(1,753,198)	$(222,506)
Unrealized loss on derivative instruments	(3,225,300)	(987,873)

Balance at end of quarter	$(4,978,498)	$(1,210,379)

The statement of comprehensive loss for the three month periods ending December 31, 2008 and 2007 were as follows:

	2008	2007
Net loss	$(3,690,810)	$(41,894)
Interest rate swap fair value change	(3,225,300)	(987,873)

Comprehensive loss	$(6,916,110)	$(1,029,767)

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues will be derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and form purchases on the open market. Ethanol sales average approximately 80% of total revenues and corn costs average 85% of total cost of goods sold.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements the Company has a working capital deficit of approximately $6,650,000. The Company has completed six full months of operations as of the filing of this report and as of March 31, 2009 has a working capital deficit of approximately $3,368,000. The company incurred additional losses of $2,435,000 for the three months ended March 31, 2009. However, there continues to exist significant uncertainties in the market. Due to current commodity markets, the Company continues to produce at negative margins and is, therefore, evaluating its liquidity needs for the upcoming months.
Management’s plan to address liquidity needs involves the renewal of the Company’s $10,000,000 revolving line of credit (Note 5) through December 2009. As of the date of this report the Company has $3,790,000 available to draw on the revolving line of credit. Management has also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
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
10. RESTATEMENT
On May 1, 2009, the Company’s Audit Committee, upon managements recommendation, determined that is condensed financial statements as of December 31, 2008 as reported on the Quarterly Report Form 10-Q should not be relied upon due to an error that occurred in the Company’s accounting system.

The accounting system was not making the appropriate entries to record bushels of corn that had been delivered but not priced. As a result of this error, costs relating to 474,783 bushels of corn were unaccounted for at December 31, 2008. These costs were not reflected in accounts payable, inventory, and cost of goods sold accounts. In addition advances on corn payables, for corn already delivered, were shown as an asset (corn advances) rather than an offset to the related liability (accounts payable). Since delivery had occurred, the right of offset existed, and should have been reported as a net liability.
The effects of these errors on financial statements were:

	December 31, 2008	December 31, 2008
	(As previously reported)	(As restated)
Inventories	$9,262,015	$9,280,397
Corn deposits	3,828,732	285,364
Total current assets	22,762,391	19,237,405
Total assets	168,936,720	165,411,734
Accounts payable — corn	4,345,596	2,753,586

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2008
	(As previously reported)	(As restated)
Cost of Goods Sold	$26,745,427	$28,678,403
Gross Loss	472,982	2,405,958
Operating Loss	1,069,358	3,002,334
Net Loss	1,757,834	3,690,810
Net Loss Per Unit — basic and diluted	120.35	252.69

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESTATEMENT
On May 1, 2009, the Company’s Audit Committee, upon managements recommendation, determined that its condensed financial statements as of December 31, 2008 as reported on the Quarterly Report Form 10-Q should not be relied upon due to an error that occurred in the Company’s accounting system.
The accounting system was not making the appropriate entries to record bushels of corn that had been delivered but not priced. As a result of this error, costs relating to 474,783 bushels of corn were unaccounted for as December 31, 2008. These costs were not reflected in accounts payable, inventory, and cost of goods sold accounts. In addition, advances on corn payables, for corn already delivered, were shown as an asset (corn advances) rather than an offset to the related liability (accounts payable). Since delivery had occurred, the right of offset existed, and should have been reported as a net liability.
The effect of these errors was an understatement of net loss and an overstatement of gross margin during the quarter ended December 31, 2008 of approximately $1,900,000 or 110% of the reported loss, an understatement of current liabilities as previously reported of approximately $1,600,000 and an overstatement of current assets as previously reported of approximately $3,500,000, resulting in a net overstatement of working capital of approximately $1,900,000. Certain disclosures within this Item 2 have been restated to reflect the correction of these errors.
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

	Quarter Ended
	December 31, 2008
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$26,272,445	100.00%

Cost of Goods Sold	$28,678,403	109.16%

Gross Loss	$2,405,958	9.16%

Operating Expenses	$596,376	2.27%

Operating Loss	$3,002,334	11.43%

Other Expense	$688,476	2.62%

Net Loss	$3,690,810	14.05%
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
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 109.16% for the three months ended December 31, 2008. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. Included in cost of goods sold is the recognition of a loss of approximately $167,000 related to our ethanol as of December 31, 2008, and accrued losses of approximately $49,000 on forward corn price purchase contracts as a result of a determination that the market value of these contracts was less than their cost basis. The losses are recorded in the lower of cost or market adjustments in the statement of operations. Accrued losses on forward corn purchases was determined by applying a lower of cost or market methodology that includes estimates of corn, ethanol, and distillers grains prices now, and over the course of the contracts. Based on the positions at December 31, 2008, further price changes of 10% in the estimated price of corn and ethanol subsequent to quarter end would have resulted in additional losses of approximately $539,000. Currently, we have forward corn purchase contracts for delivery through March 2009 for a total commitment of approximately $2,623,000. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

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
Operating Income (Loss)
Our loss from operations for the three months ended December 31, 2008 was approximately 11.43% of our revenues. Our operating loss for the three month period ended December 31, 2008 was primarily the result of cost of goods sold exceeded the price at which we sold our products by approximately $2,400,000, and operating expenses of approximately $596,000.
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
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”), which was included in our budget. We agreed that if the plant was substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event would we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of December 31, 2008, we have incurred costs of approximately $114,459,000 of which approximately $5,580,000 is included in construction retainage payable. Our plant became substantially complete on November 1, 2008. As a result, we anticipate that we will owe Fagen, Inc. an early completion bonus of $750,000. This amount is recorded in construction retainage payable on the balance sheet at December 31, 2008.
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
As shown in the accompanying financial statements, we have a working capital deficit of approximately $6,650,000. We have completed six months of operations as of the filing of this report. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months.
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
Quarterly Financial Results
As of December 31, 2008, we have total assets of approximately $165,412,000. We have approximately $19,237,000 in current assets, consisting primarily of trade accounts receivable, inventories, corn deposits and prepaid expenses. We have approximately $143,819,000 in property and equipment and approximately $2,355,000 in other assets. We have current liabilities of approximately $25,891,000 consisting primarily of accounts payable, accounts payable corn, construction retainage payable, derivative instruments, line of credit and current maturities of long-term debt and capital lease obligations. We have long term debt of approximately $76,513,000. Total members’ equity as of December 31, 2008, was approximately $63,008,000.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.
Item 6. Exhibits.
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

CARDINAL ETHANOL, LLC

Date: May 20, 2009	/s/ Jeff Painter

Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: May 20, 2009	/s/ Techia Brewer

Techia Brewer
Chief Financial Officer (Principal Financial and Accounting Officer)