Form 10-Q
period 2009-03-31
Cardinal Ethanol LLC
filed 2009-05-20
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2009
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
(765) 964-3137
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 1, 2009 there were 14,606 units outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$14,219	$461,535
Trade accounts receivable	11,529,505	—
Miscellaneous receivables	47,866	27,000
Inventories	7,248,809	—
Other deposits	204,807	195,250
Prepaid and other current assets	1,096,546	57,723
Derivative instruments	60,256	—

Total current assets	20,202,008	741,508

Property and Equipment
Land and land improvements	20,965,340	2,657,484
Plant and equipment	117,104,165	36,238
Building	6,991,721	619,615
Office equipment	307,494	238,395
Vehicles	31,928	31,928
Construction in process	—	136,743,326

	145,400,648	140,326,986
Less accumulated depreciation	(3,865,362)	(41,330)

Net property and equipment	141,535,286	140,285,656

Other Assets
Deposits	1,691,200	1,541,200
Financing costs, net of amortization	720,752	856,595

Total other assets	2,411,952	2,397,795

Total Assets	$164,149,246	$143,424,959

LIABILITIES AND EQUITY

Current Liabilities
Checks written in excess of funds on deposit	$16,612	$—
Accounts payable	1,156,173	3,937,930
Accounts payable- corn	3,233,087	—
Construction retainage payable	1,615,481	5,679,730
Accrued expenses	363,601	304,607
Derivative instruments	5,046,571	1,753,198
Line of credit	6,210,000	—
Current maturities of long-term debt and capital lease obligations	5,828,684	6,617

Total current liabilities	23,470,209	11,682,082

Long-Term Debt and Captial Lease Obligations	80,173,818	61,818,344

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units outstanding	60,505,219	69,924,533

Total members’ equity	60,505,219	69,924,533

Total Liabilities and Members’ Equity	$164,149,246	$143,424,959

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$51,246,213	$—

Cost of Goods Sold	51,844,626	—

Gross Loss	(598,413)	—

Operating Expenses
Professional fees	221,265	49,002
General and administrative	840,918	132,663

Total	1,062,183	181,665

Operating Loss	(1,660,596)	(181,665)

Other Income (Expense)
Grant income	917	61,048
Interest expense	(775,993)	—
Miscellaneous income	540	627

Total	(774,536)	61,675

Net Loss	$(2,435,132)	$(119,990)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(166.72)	$(8.22)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$77,518,658	$—

Cost of Goods Sold	80,569,606	—

Gross Loss	(3,050,948)	—

Operating Expenses
Professional fees	365,013	149,361
General and administrative	1,246,966	217,109

Total	1,611,979	366,470

Operating Loss	(4,662,927)	(366,470)

Other Income (Expense)
Grant income	917	91,479
Interest and dividend income	—	108,440
Interest expense	(1,475,447)	—
Miscellaneous income	11,518	4,667

Total	(1,463,012)	204,586

Net Loss	$(6,125,939)	$(161,884)

Weighted Average Units Outstanding	14,606	14,606

Net Loss Per Unit	$(419.41)	$(11.08)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(6,125,939)	$(161,884)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	3,960,729	4,639
Change in fair value of derivatives	(625,181)	—
Change in assets and liabilities:
Trade receivables	(11,529,505)	—
Miscellaneous receivables	(20,866)	(39,543)
Interest receivable	—	21,618
Inventories	(7,248,809)	—
Prepaid and other current assets	(1,038,823)	(22,548)
Deposits	(159,557)	—
Derivative instruments	564,925	—
Accounts payable	950,522	20,369
Accounts payable-corn	3,233,087	—
Accrued expenses	58,993	3,994

Net cash used in operating activities	(17,980,424)	(173,355)

Cash Flows from Investing Activities
Capital expenditures	(365,076)	—
Payments for construction in process	(12,481,871)	(21,572,703)
Proceeds from (purchases of) investments, net	—	20,600,000

Net cash used in investing activities	(12,846,947)	(972,703)

Cash Flows from Financing Activities
Checks written in excess of bank balances	16,612
Proceeds from line of credit	6,210,000	—
Payments for financing costs	(24,098)	(29,593)
Payments for capital lease obligations	(3,517)	—
Proceeds from construction loan	24,181,058	612,309

Net cash provided by financing activities	30,380,055	582,716

Net Decrease in Cash and Cash Equivalents	(447,316)	(563,342)

Cash and Cash Equivalents — Beginning of Period	461,535	639,501

Cash and Cash Equivalents — End of Period	$14,219	$76,159

Supplemental Cash Flow Information
Interest paid, net of $387,167 and $315,998 capitalized	$1,489,123	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$889,011	$10,599,306

Financing costs in accounts payable	6,000	12,000

Loss on derivative instruments included in other comprehensive income	3,293,373	2,355,842

Accrued early completion bonus included in fixed assets 7	50,000 -

Accrued interest capitalized in construction in process -	8	5,167

Amortization of financing costs capitalized 1	7,243 1	0,669

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful lives of fixed assets, allowance for doubtful accounts, the valuation of basis and delay price contracts on corn purchases, the valuation of derivatives, inventory, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
Cash and cash equivalents
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
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is at least possible this estimate will change in the future.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of raw materials; work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Cost for substantially all inventory is determined using the lower of first-in, first-out, (FIFO method) cost or market.
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
Long-Lived Assets
Long-lived assets, such as property, plant, and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 100 million gallons per year. The carrying value of these facilities at March 31, 2009 was approximately $141 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.
Revenue Recognition
The Company sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are sold FOB shipping point.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $690,262 for the three months ended March 31, 2009. No commissions were paid for the three months ending March 31, 2008. Revenue is recorded net of these fees and commissions as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
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
Additionally, SFAS 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements
Fair Value of Financial Instruments
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended March 31, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $1,921,000 of interest through October 31, 2008. These costs have been included in fixed assets as of March 31, 2009.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at March 31, 2009.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
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
2. INVENTORIES
Inventories consist of the following as of March 31, 2009:

Raw materials	$44,010,600
Work in progress	1,046,615
Finished goods	1,831,312
Spare parts	360,282

Total	$7,248,809

As of March 31, 2009, the Company recorded losses of approximately $251,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of ethanol and corn for the inventory on hand at March 31, 2009. The loss was recorded with the cost of sales in the statement of operations.
In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2009 the Company has forward corn purchase contracts for delivery through March 2010 for a total commitment of approximately $3,732,000. Approximately $69,000 of the forward corn purchases were with a related party.
3. DERIVATIVE INSTRUMENTS
From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
During the first fiscal quarter of 2008, the Financial Accounting Standards Board issued Statement No. 161 — “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this statement effective with the second quarter of 2009.
As of March 31, 2009, the Company has entered into corn derivative instruments and interest rate swap agreements. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.
Commodity Contracts
The Company enters into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn derivative changes in fair market value are included in cost of goods sold.
As of March 31, 2009, the notional amount of the Company’s outstanding corn ethanol forward contracts that were entered into hedge forecasted corn purchases of 3.3 million bushels. Corn derivatives are forecasted to settle through March 2010.
Interest Rate Contract
The Company manages its floating rate debt using an interest rate swap. The Company entered into fixed rate swap to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.
At March 31, 2009, the Company had approximately $41.5 million of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
All interest rate swaps held by the Company as of March 31, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.
The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2009:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments	$—	$5,046,571
Corn contracts	Derivative Instruments	60,256	—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009

Derivative in				Amount of Gain (Loss) Reclassified
Statement 133	Amount of gain (loss) recognized		Location of Gain	from Accumulated OCI into income
Cash Flow	in OCI on Derivative		(Loss) Reclassified	on Derivative
Hedging	Three months ended	Six months ended	from Accumulated	Three months ended	Six months ended
Relationship	March 31, 2009	March 31, 2009	OCI into income	March 31, 2009	March 31, 2009
Interest rate swaps	($68,073)	($3,293,373)	Interest expense	$—	$—

Amount of Gain (Loss) Recognized in Income
Derivatives not Designated as		on Derivative
Hedging Instruments under	Location of gain (loss)	Three months ended	Six months ended
Statement 133	Recognized in Income	March 31, 2009	March 31, 2009
Commodity contracts	Cost of goods sold	$316,911	$625,181
4. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of March 31, 2009	March 31, 2009	Level 1	Level 2	Level 3
Interest rate swap liability	$5,046,571	$5,046,571	$—	$5,046,571	$—

Commodity derivative instruments	$60,256	$60,256	$60,256	$—	$—
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
In December 2008, the Company extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At March 31, 2009 there was $6,210,000 outstanding on the revolving line of credit.
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
Outstanding borrowings on the construction loan, including the corn oil extraction loan totaled approximately $85,974,000 at March 31, 2009.
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants will go into effect beginning in April 2009, with the first measurement date to be August, 2009. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan.
Long-term debt, as discussed above, consists of the following at March 31, 2009:

Fixed rate loan	$41,500,000
Variable rate loan	31,500,000
Revolving loan	9,754,914
Corn oil extraction note	3,219,217
Capital lease obligation (note 6)	28,371

Totals	86,002,502
Less amounts due within one year	(5,828,684)

Net long-term debt	$80,173,818

The estimated maturities of long-term debt at March 31, 2009 are as follows:

2009	$5,828,684
2010	8,485,919
2011	8,982,894
2012	9,503,229
2013	9,898,746
After 2014	43,303,030

Total long-term debt	$86,002,502

6. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning upon delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease that at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of March 31, 2009, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under a non-cancelable long-term operating lease. Lease payments began in November 2008 and are due in monthly installments of $2,039 through October 2013.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
At March 31, 2009, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating
2009	$8,928	$1,032,468
2010	8,928	1,032,468
2011	8,928	1,032,468
2012	4,464	1,032,468
2013	—	602,273

Total minimum lease commitments	31,248	4,732,145
Less interest	(2,877)	—

Present value of minimum lease payments	$28,371	$4,732,145

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
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor for a fixed contract price of approximately $109,000,000, which includes approximately $3,000,000 in change orders. Due to increases in the Construction Cost Index through June 2007, when the notice to proceed was given, the contract price increased by approximately $5,598,000, which was included in the budgeted for in the total project cost of $162,000,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 575 days, not to exceed $1,000,000. In November 2008, construction of the plant reached substantial completion, making an early completion bonus of $750,000 due, which is included in fixed assets at March 31, 2009. As of March 31, 2009 the Company has incurred costs of approximately $114,459,000 of which approximately $1,250,000 is included in construction retainage payable. In addition there are several other contracts that supplement this design-build agreement.
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party to detail the provisions of the construction, maintenance and use of private sidetrack rail. The Company advanced approximately $1,097,000 to be applied to the portion of the sidetrack that the unrelated party will construct. The advance and the costs incurred by the Company for its portion of the sidetrack construction will be subject to refunds based on qualifying railcar outbound shipments. The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice. At March 31, 2009, the entire amount of the advance is classified as a long term deposit on the balance sheet.
In June 2008, the Company entered into an agreement with an unrelated party for the construction and installation of a tricanter oil separation system for approximately $3,017,000. As of March 31, 2009, all work on this contract had been completed and $301,685 was included in accounts payable.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
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
Utility Agreement
In March 2007, the Company entered into an agreement in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party. At March 31, 2009, $443,750 is included in long-term and $124,807 is included in current deposits.
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
In January, 2009, the Company entered into an agreement to pay a security deposit of $450,000 for electrical services, payable in three monthly installments of $150,000 starting in March. The first deposit of $150,000 is included as a long term deposit as of March 31, 2009.
8. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS
Accumulated other comprehensive income consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive income all related to the interest rate swap for the three months ended March 31were as follows:

	2009	2008
Balance at beginning of quarter	$(4,978,498)	$(1,210,379)
Unrealized loss on derivative instruments	(68,073)	(1,145,463)

Balance at end of quarter	$(5,046,571)	$(2,355,842)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
Changes in accumulated other comprehensive income all related to the interest rate swap for the six months ended March 31were as follows:

	2009	2008
Balance at beginning of year	$(1,753,198)	$(222,506)
Unrealized loss on derivative instruments	(3,293,373)	(2,133,336)

Balance at end of quarter	$(5,046,571)	$(2,355,842)

The statement of comprehensive loss for the three month periods ending March 31 were as follows:

	2009	2008
Net loss	$(2,435,132)	$(119,990)
Interest rate swap fair value change	(68,073)	(1,145,463)

Comprehensive loss	$(2,503,205)	$(1,265,453)

The statement of comprehensive loss for the six month periods ending March 31 were as follows:

	2009	2008
Net loss	$(6,125,939)	$(161,884)
Interest rate swap fair value change	(3,293,373)	(2,133,336)

Comprehensive loss	$(9,419,312)	$(2,295,220)

9. GOING CONCERN AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 80% of total revenues and corn costs average 72% of total cost of goods sold.
The Company’s operating and financial performance is largely driven by prices at which the Company sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements the Company has a working capital deficit of approximately $3,268,000. The Company has completed six full months of operations as of the filing of this report. However, significant uncertainties continue to exist in the market. Due to current commodity markets, the Company may produce at negative margins and is, therefore, evaluating its liquidity needs for the upcoming months.
Management’s plan to address liquidity needs involves the renewal of the Company’s $10,000,000 revolving line of credit (Note 5) through December 2009. As of the date of this report the Company has $3,790,000 available to draw on the revolving line of credit. The Company also has outstanding long term debt (Note 5 and Note 10) for which principal and interest payments will begin to become due in July 209 and certain financial covenants will go into effect beginning in August 2009. Failure to make principal and interest payments when due or comply with these covenants could cause substantial doubt about the Company’s ability to continue as a going concern.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2009
Management has considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
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
10. SUBSEQUENT EVENT
In April, 2009, the Company converted its construction loans into long term debt, in accordance with the provisions outlined in Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;
•	Our inability to secure credit or obtain additional equity financing we may require to continue our operations;
•	Our inability to comply with our loan covenants or the other terms of our loan agreements;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distiller’s grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Our ability to retain key employees and maintain labor relations;
•	Volatile commodity and financial markets; and
•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness.

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
Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. Since we only recently became operational, we do not yet have comparable income, production and sales data for the six months ended March 31, 2009. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison, it is important that you keep this in mind.
Results of Operations for the Three Months Ended March 31, 2009
During our fiscal quarter ended December 31, 2008, we transitioned from a development stage company to an operational company. The following table shows the result of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2009. Because we did not begin operations of the plant until November 2008, we do not have comparable data for the three months ended March 31, 2008.

	Quarter Ended
	March 31, 2009
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$51,246,213	100.00%

Cost of Goods Sold	$51,844,626	101.17%

Gross Profit Loss	$(598,413)	(1.17)%

Operating Expenses	$1,062,183	2.07%

Operating Income Loss	$(1,660,596)	(3.24)%

Other Income Expense	$(774,536)	(1.51)%

Net Income Loss	$(2,435,132)	(4.75)%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the quarter ended March 31, 2009, we also had revenue from the sale of corn oil. For the three months ended March 31, 2009, we received approximately 83% of our revenue from the sale of fuel ethanol and approximately 17% of our revenue from the sale of distillers grains. We also had sales of corn oil which represented less than 1% of our total sales. Management anticipates that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy. As a result of the relatively low price of ethanol and increasing corn prices management anticipates that the ethanol plant will not operate profitably in the next fiscal quarter. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices. Management anticipates stronger ethanol demand and higher ethanol prices during the summer months due to a seasonal increase in the demand for gasoline and ethanol.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 101.17% for the three months ended March 31, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. Competition for corn in the area has pushed basis levels to abnormal levels. Although we feel there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. Basis levels at times have been 10 to 20 cents above “normal” seasonal levels. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. For the period ended March 31, 2009, we recorded losses of approximately $251,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of ethanol and corn. The loss was recorded with the cost of sales in the statement of operations. In the ordinary course of business, we entered into forward purchase contracts for delivery through March 2010 for a total commitment of approximately $3,732,000. Approximately $69,000 of the forward corn purchases were with a related party. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
Operating Expense
Our operating expenses as a percentage of revenues were 2.07% for the three months ended March 31, 2009. We expect our operating expenses to remain steady throughout the remainder of the 2009 fiscal year. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. The increase in SG&A expenses for the quarter ended March 31, 2009, compared to the same period for March 31, 2008, was primarily due to increased employees, which increased costs in salaries, insurance, professional fees, and other general administrative costs due to the plant being under full-time production. These expenses generally do not vary with the level of production at the Plant.
Operating Income (Loss)
Our loss from operations for the three months ended March 31, 2009 was approximately 3.24% of our revenues. Our operating loss for the three month period ended March 31, 2009 was primarily the result of interest expense, cost of goods sold exceeding the price at which we sold our products, and operating expenses.

Changes in Financial Condition for the Six Months Ended March 31, 2009
We experienced an increase in our current assets at March 31, 2009 compared to our fiscal year ended September 30, 2008. We had approximately $447,000 less cash on hand at March 31, 2009 compared to September 30, 2008. However, we experienced an increase of approximately $7,000,000 in the value of our inventory at March 31, 2009 compared to September 30, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at March 31, 2009 we had trade accounts receivable of approximately $11,530,000 compared to no trade accounts receivable at September 30, 2008.
Our net property and equipment was slightly higher at March 31, 2009 compared to September 30, 2008 as a result of the net effect of significant increases in the asset value of our land and land improvements and property and equipment, offset by our construction in process decreasing from approximately $136,743,000 at September 30, 2008 to $0 at March 31, 2009. Property and equipment increased as a result of acquisitions of property and the reclassification from construction in progress to land and land improvements, plant and equipment, and building.
We experienced an increase in our total current liabilities on March 31, 2009 compared to September 30, 2008. We experienced an increase of approximately $6,210,000 in our revolving line of credit at March 31, 2009 compared to September 30, 2008; an increase of approximately $5,828,000 in the current portion of our long term debt at March 31, 2009 compared to September 30, 2008; and an increase in our derivative instruments of approximately $3,293,000 at March 31, 2009 compared to September 30, 2008. Such increases were partially offset by a decrease in our accounts payable of approximately $2,116,000 at March 31, 2009 compared to September 30, 2008 and a decrease in our construction retainage payable of approximately $3,293,000 at March 31, 2009 compared to September 30, 2008.
We experienced an increase in our long-term liabilities as of March 31, 2009 compared to September 30, 2008. At March 31, 2009, we had approximately $80,167,000 outstanding in the form of long-term loans, compared to approximately $61,818,000 at September 30, 2008. This increase is attributed to cash we utilized from our long-term loan agreements to complete the construction of our facility and commence operations.
Liquidity and Capital Resources
We have completed approximately six and a half months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and net losses for us in our first two quarters of operations. We anticipate that we may continue to endure tight operating margins for the remaining quarters of our 2009 fiscal year. However, we are optimistic that favorable margins will exist as we move into our fourth fiscal quarter and the corn harvest season as local corn producers begin delivering their 2009 corn crop to our facility. If substantial losses continue, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations. The Company also has a borrowing base available of $2,790,000 as of March 31, 2009.
The following table shows cash flows for the six months ended March 31, 2009:

Six Months Ended
March 31, 2009
Net cash (used in) operating activities	$(17,980,424)
Net cash (used in) investing activities	$(12,846,947)
Net cash provided by financing activities	$30,380,055

Net (decrease) in cash	$(447,316)
Cash and cash equivalents, end of period	$14,219
Operating Cash Flows. Cash used in operating activities was approximately $17,980,000 for the six months ended March 31, 2009. Our net loss from operations for the six months ended March 31, 2009 was approximately $6,126,000. Our net loss from operations was positively affected by factors including depreciation expense and accounts payable, but these factors were offset by negative factors including an increase in trade receivable and an increase in our inventory.

Investing Cash Flows. Cash used in investing activities was approximately $12,847,000 for the six months ended March 31, 2009. These funds were used for capital expenditures and payments for construction in process.
Financing Cash Flows. Cash provided by financing activities was approximately $30,380,000 for the six months ended March 31, 2009. Approximately $24,181,000 of this cash flow is proceeds from our construction loan and approximately $6,210,000 of this cash flow is proceeds from our line of credit.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities. as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of May 1, 2009 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility is in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of March 31, 2009, we had an interest rate swap with a fair value of $5,046,571 recorded as a liability and as a deferred loss in other comprehensive loss. The construction loan offers a variable interest rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, the Company amended the terms of the agreement to charge interest on the construction loan at the 1-month plus 300 basis points or 5%, whichever is greater. In December 2008, we extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At March 31, 2009, there was $6,210,000 outstanding on the revolving line of credit.
In April 2009, the construction loan was converted into multiple term loans one of which will be a $41,500,000 Fixed Rate Note, which will be applicable to the interest rate swap agreement, a $31,500,000 Variable Rate Note, and a $10,000,000 Long Term Revolving Note. The term loans have a maturity of five years with a ten-year amortization. The Fixed Rate Note will accrue interest at a rate equal to the 3-month LIBOR rate plus 300 basis points. We will begin repaying principal on the Fixed Rate Note beginning in July 2009. The Long Term Revolving Note and Variable Rate Note will accrue interest based on the greater of the 1-month LIBOR rate plus 300 basis points or five percent. We will begin repaying principal on the Long Term Revolving Note and Variable Rate Note in July 2009.
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. Our obligation to repay the corn oil separation loan is set forth on a corn oil extraction note. Prior to April 8, 2009, interest only on the principal balance outstanding on the corn oil extraction loan shall be paid quarterly and shall accrue at a rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, the Company amended the terms of the agreement to charge interest at the 1-month LIBOR plus 300 basis points, or 5%, whichever is greater. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which shall accrue interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. Principal of the Corn Oil Extraction Term Note shall be payable in equal quarterly installments of $90,000, plus accrued interest, commencing in July 2009.

As of March 31, 2009, we had approximately $85,974,000 outstanding on our construction loan and corn oil extraction loan.
The loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of minimum working capital, minimum net worth, and maximum debt service coverage ratios. The loan covenants went into effect in April 2009, subsequent to quarter end with the first measurement date to be the first full fiscal quarter after conversion, or September 30, 2009. We are limited to annual capital expenditures of $1,000,000 without prior approval of our lender. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
As shown in the accompanying financial statements, we have a working capital deficit of approximately $3,268,000. We have completed six and a half months of operations as of the filing of this report. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months. If our working capital deficit continues, we will likely be in default of our loan covenants on the date of measurement and our principal payments.
Our plan to address liquidity needs involved the renewal of our $10,000,000 revolving line of credit through December 2009. As of the date of this report we have $5,390,000 available to draw on the revolving line of credit. We have also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, we are continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
We will continue to work with our lenders to try ensure that the terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments. Because it is unclear what the market will do, there is uncertainty about our ability to meet our liquidity needs and comply with our financial covenants and other terms of our loan agreements. If we violate the terms of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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
Plant operations
Construction of our plant is complete and we commenced operations on November 1, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $162,000,000. We expect to finance our operations for the next 12 months using our debt facilities and revenue from operations. As indicated above, our operating and financial performance is largely driven by prices at which we sell ethanol and the next expense of corn. Due to current commodity markets, we may produce negative margins and are therefore evaluating our liquidity needs for the upcoming months.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”), which was included in our budget. We agreed that if the plant was substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event would we pay Fagen, Inc. an early completion bonus of more than $1,000,000. As of March 31, 2009 we have incurred costs of approximately $114,459,000 of which approximately $1,250,000 is included in construction retainage payable. Our plant became substantially complete on November 1, 2008. As a result, we owe Fagen, Inc. an early completion bonus of $750,000. This amount is recorded in fixed assets on the balance sheet at March 31, 2009.
In May 2008, we entered into a private sidetrack agreement with CSX Transportation, Inc. (“CSX”) under which CSX will construct, own and maintain the portion of the sidetrack rail connected to the main rail line and we will construct, own and maintain the remainder of the sidetrack, which is connected to the ethanol plant. We advanced approximately $1,097,000 to be applied to the portion of the sidetrack that CSX will construct. The advance and the costs incurred by Cardinal for our portion of the sidetrack construction will be subject to a refund based on qualifying railcar outbound shipments. The agreement will continue until terminated by either party for specific causes set forth in the agreement for the first five years. After this date, the agreement may be terminated by either party upon 30 days notice. The entire amount of the advance is classified as a long term deposit on the balance sheet at March 31, 2009.
In July 2008, we entered into a five-year lease agreement with Trinity Industries Leasing Company for 180 covered hopper rail cars. We will pay approximately $480 per car per month beginning on delivery of the cars. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
Corn Oil Separation
In August 2008, we entered into an agreement with ICM, Inc. for the construction and installation of a tricanter oil separation system for approximately $3,017,000. Under the agreement, we paid 50% of the total price at the time of signing the agreement and 40% upon delivery of the equipment and the remaining 10% upon the completion of the performance testing.
The corn oil separation system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Syrup from the plant contains 5 - 7 % corn oil by volume, averaging 0.4 — 0.5 pounds per bushel of corn processed. Depending on our end users, the corn oil can be marketed as either a feed additive or a biodiesel feedstock. Because of the process we will be utilizing, the corn oil is not viable as a food grade commodity without further processing. The corn oil recovery system is a skid mounted system that contains all the necessary piping, electrical components and controls for a “plug-in” installation, and thus, “plugs” right into our ethanol plant.

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
In addition, on May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We agreed to pay Indiana Michigan Power Company monthly pursuant to their standard rates. In January 2009, we entered into an agreement to pay Indiana Michigan Power Company a security deposit of $450,000 for electrical services, payable in three monthly installments of $150,000 starting in March 2009. The deposit of $450,000 is included in other deposits on the balance sheet. As of March 31, 2009, accounts payable includes $300,000 for this deposit. The first deposit of $150,000 is included as a long term deposit at March 31, 2009.
Corn Procurement
On July 15, 2008, we entered into a Corn Feedstock Agency Agreement with Bunge North America, Inc. (“Bunge”) under which Bunge is serving as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Bunge has provided two grain originators to work at our facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Bunge will receive an agency fee which shall be equal to a set monthly amount for the first two years. In following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. Cardinal may also directly procure corn to be used for its feedstock. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. The parties also each have the right to terminate the agreement in certain circumstances including, but not limited to, material breach by, bankruptcy and insolvency of, or change in control of, the other party. We began taking delivery of corn for operations in October 2008.
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
Economic Downturn
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also been seeking government bailout money and may be facing bankruptcy. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. We believe that these factors have contributed to a decrease in the prices at which we may be able to sell our ethanol which may persist throughout all or parts of fiscal year 2009. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.

Corn Prices
Our cost of goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On April 9, 2009, the USDA released its Crop Production report, which estimated the 2008 grain corn crop at approximately 12.1 billion bushels, approximately 8% below the USDA’s estimate of the 2007 corn crop of 13.07 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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
Ethanol Industry Competition
We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. Archer Daniels Midland Company, POET, LLC, Hawkeye Renewables, LLC, Aventine Renewable Energy Holdings, Inc., and Cargill Incorporated control a significant portion of the ethanol market, producing an aggregate of over 4.6 billion gallons of ethanol annually.
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
On January 22, 2007, we entered into an Employment Agreement with Jeff Painter to serve as the General Manager of our plant. For all services rendered by Mr. Painter, we have agreed to pay him an annual base salary of $171,600, which included a 10% increase to his base salary received at the time we began producing ethanol. In addition to his base salary, Mr. Painter may be eligible for an incentive performance bonus during the term of his employment as determined by our board of directors in its sole discretion.
On April 28, 2008, Techia Brewer began her employment with Cardinal Ethanol as our Chief Financial Officer (CFO). We agreed to pay Ms. Brewer a base salary of $90,000 per year in exchange for her services as CFO. In addition, we paid Ms. Brewer a $5,000 signing bonus after the completion of one week of employment. Ms. Brewer has taken over the duties and responsibilities of the CFO, previously held by our treasurer, Dale Schwieterman.
Our board officers, Troy Prescott, Tom Chalfant and Robert Davis are not employees and they do not currently receive any compensation for their services as officers.

On December 22, 2008, Troy Prescott resigned from his position as President and Chief Executive Officer effective November 1, 2008. Troy is still serving as our chairman of our board of directors. Jeff Painter began serving as our Chief Executive Officer and President effective November 1, 2008.
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
Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the March 31, 2009 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At March 31, 2009, we had an interest rate swap with a fair value of approximately $5,047,000 recorded as a liability and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
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
Item 4T. Controls and Procedures.
Our management, including our President and Chief Executive Officer, Jeff Painter, along with our Chief Financial Officer and Principal Financial and Accounting Officer, Techia Brewer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
As of March 31, 2009, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
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

Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2009. Our management is in the process of addressing the above material weaknesses and has improved our segregation of duties and has implemented and documented our review of journal entries by upper management. We believe these actions will help remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On February 11, 2009, the Company held our 2009 Annual Meeting of Members for the purpose of electing eight directors to the board of directors. Votes were solicited in person and by proxy.
There were twenty-four (24) initial directors, all of whom were appointed by the initial members, that comprised the board of directors. The initial term for these directors ended with the first annual or special meeting of the members following substantial completion of the construction of the Company’s ethanol facilities. The facilities were substantially completed on November 1, 2008, therefore, the February 11, 2009 election of directors terminated the initial term of the twenty-four (24) directors.
Pursuant to our operating agreement, the board of directors fixed the total number of directors to be elected by the members at eight (8) (“elected directors”). The elected directors were divided into three (3) classes which will serve staggered terms until 2010, 2011, or 2012. As a result, in accordance with the operating agreement, two (2) directors will serve one-year terms (“Group I”), three (3) directors will serve two-year terms (“Group II”), and three (3) directors will serve three-year terms (“Group III”).
In addition, Section 5.3 of our operating agreement authorizes each member, along with any related parties or affiliates who holds four hundred (400) or more Units purchased during the initial public offering of the Company to appoint one (1) director. There are five (5) members that qualified to appoint a director under this section. Any member that appoints a director is not entitled to vote on the elected directors.

The board of directors nominated the following persons for election as directors: Thomas Chalfant, Troy Prescott, Thomas Chronister, John Fisher, Jerry Voisinet, Robert Davis, Cy LeFevre, and Dale Schwieterman. In addition, Everett Hart, Ralph Brumbaugh, and Steven Snider were nominated by members pursuant to Section 5.3(b) of our operating agreement. All of the nominees were incumbent directors.
The eight director nominees elected to serve on our board of directors for their respective terms, and the votes cast for each such nominee, were as follows:

Nominee Name	Group	Votes Cast
Troy Prescott	I	5454
Tom Chalfant	I	6501
Ralph Brumbaugh	II	4111
Everett Hart	II	3697
John Fisher	II	3918
Rob Davis	III	6788
Cy LeFevre	III	3703
Dale Schwieterman	III	5584
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

10.2	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

10.3	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

10.4	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date: May 20, 2009	/s/ Jeff Painter Jeff Painter
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 20, 2009	/s/ Techia Brewer Techia Brewer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

10.1	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

10.2	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

10.3	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

10.4	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.