Form 10-K/A
period 2008-09-30
Cardinal Ethanol LLC
filed 2009-07-14
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from _____________ to ______________
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
Limited Liability Company Membership Units
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 10, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $50,805,000.
As of December 10, 2008, there were 14,606 membership units outstanding.
Transitional Small Business Disclosure Format (Check one):  ☐ Yes      ☑ No

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on January 13, 2009.

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-KSB of Cardinal Ethanol, LLC (the “Company”) for the fiscal year ended September 30, 2008, is being filed for the purpose of amending the Section 302 Certifications contained in Item 13 to correct language that was omitted in paragraph 4 and paragraph 4(b) regarding the effectiveness of internal control over financial reporting. The remainder of the Company’s Form 10-KSB is unchanged and is not reproduced in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original reporting date.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

10.1	Corn Feedstock Supply Agency Agreement dated July 15, 2008.	1

10.2	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	2

10.3	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

10.4	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

10.5	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	2

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	3

32.2	Certificate pursuant to 18 U.S.C. Section 1350	3

(*)	Filed herewith.

(1)	Incorporated by reference as filed on Form 8-K filed with the SEC on July 18, 2008.

(2)	Incorporated by reference as filed on Form 10-QSB filed with the SEC on August 14, 2008.

(3)	Incorporated by reference as filed with our annual report on Form 10-KSB filed on December 23, 2008.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date: July 13, 2009

/s/ Jeff Painter
Jeff Painter
Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2009

/s/ Dale Schwieterman
Dale Schwieterman
Treasurer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2009

/s/ Troy Prescott
Troy Prescott
Chairman and Director

Date: July 13, 2009

/s/ Dale Schwieterman
Dale Schwieterman
Treasurer and Director

Date: July 13, 2009

/s/ Tom Chalfant
Tom Chalfant,
Secretary and Director

Date: July 13, 2009

/s/ Ralph Brumbaugh
 Ralph Brumbaugh, Director

Date: July 13, 2009

/s/ Everett Leon Hart
Everett Leon Hart, Director

Date: July 13, 2009

/s/ David Matthew Dersch
David Matthew Dersch, Director

Date: July 13, 2009

/s/ Robert Baker
Robert Baker, Director

Date: July 13, 2009

/s/ Curtis Rosar
Curtis Rosar, Director

Date: July 13, 2009

/s/ L. Marshall Roch
Dr. L. Marshall Roch, II, Director

Date: July 13, 2009

/s/ Lawrence A. Lagowski
Lawrence A. Lagowski, Director

Date:

/s/
Robert John Davis
Vice Chairman and Director

Date:

/s/
Cyril G. LeFevre, Director