Form 10-Q
period 2009-06-30
Cardinal Ethanol LLC
filed 2009-08-14
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to                     .
Commission file number 000-53036
CARDINAL ETHANOL, LLC
(Exact name of registrant as specified in its charter)

Indiana	20-2327916
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1554 N. County Road 600 E., Union City, IN 47390
(Address of principal executive offices)
(765) 964-3137
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2009 there were 14,606 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)

ASSETS
Current Assets
Cash	$437,203	$461,535
Trade accounts receivable	6,624,015	—
Miscellaneous receivables	664,501	27,000
Inventories	8,457,119	—
Deposits	938,099	115,250
Prepaid and other current assets	1,029,731	57,723
Derivative instruments	958,118	—

Total current assets	19,108,786	661,508

Property and Equipment
Land and land improvements	20,965,340	2,657,484
Plant and equipment	117,168,495	36,238
Building	6,991,721	619,615
Office equipment	307,494	238,395
Vehicles	31,928	31,928
Construction in process	—	136,743,326

	145,464,978	140,326,986
Less accumulated depreciation	(5,924,397)	(41,330)

Net property and equipment	139,540,581	140,285,656

Other Assets
Deposits	1,535,458	1,621,200
Financing costs, net of amortization	699,960	856,595

Total other assets	2,235,418	2,477,795

Total Assets	$160,884,785	$143,424,959

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,279,400	$3,937,930
Accounts payable- corn	2,023,294	—
Construction retainage payable	1,268,750	5,679,730
Accrued expenses	1,715,883	304,607
Derivative instruments	759,939	1,753,198
Line of credit	974,000	—
Current maturities of long-term debt and capital lease obligations	7,297,746	6,617

Total current liabilities	15,319,012	11,682,082

Long-Term Debt and Capital Lease Obligations	79,328,775	61,818,344

Derivative Instruments	3,015,372	—

Commitments and Contingencies

Members’ Equity
Members’ contributions, 14,606 units outstanding	63,221,626	69,924,533

Total members’ equity	63,221,626	69,924,533

Total Liabilities and Members’ Equity	$160,884,785	$143,424,959

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Revenues	$45,338,895	$—

Cost of Goods Sold
Cost of goods sold	41,042,633	—
Lower of cost or market adjustment	319,142	—

Total	41,361,775	—

Gross Profit	3,977,120	—

Operating Expenses	1,089,098	212,870

Operating Income (Loss)	2,888,022	(212,870)

Other Income (Expense)
Grant income	—	32,223
Interest expense	(1,443,929)	—
Miscellaneous income	1,051	459

Total	(1,442,878)	32,682

Net Income (Loss)	$1,445,144	$(180,188)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$98.94	$(12.34)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Revenues	$117,025,297	$—

Cost of Goods Sold
Cost of goods sold	114,779,569	—
Lower of cost or market adjustment	1,319,555	—

Total	116,099,124	—

Gross Profit	926,173	—

Operating Expenses	2,701,078	361,426

Operating Loss	(1,774,905)	(361,426)

Other Income (Expense)
Grant income	917	123,702
Interest and dividend income	—	108,440
Interest expense	(2,919,376)	—
Miscellaneous income	12,569	5,126

Total	(2,905,890)	237,268

Net Loss	$(4,680,795)	$(124,158)

Weighted Average Units Outstanding	14,606	14,606

Net Loss Per Unit	$(320.47)	$(8.50)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(4,680,795)	$(342,072)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	6,035,205	10,399
Change in fair value of derivative instruments	(2,239,043)	—
Change in assets and liabilities:
Trade accounts receivables	(6,624,015)	—
Miscellaneous receivable	(637,501)	4,540
Interest receivable	—	21,618
Inventories	(8,457,119)	—
Prepaid and other current assets	(972,008)	(22,881)
Deposits	(406,643)	—
Derivative instruments	1,280,925	—
Accounts payable	1,103,278	171,888
Accounts payable-corn	1,692,831	—
Accrued expenses	1,411,276	16,461

Net cash used in operating activities	(12,493,609)	(140,047)

Cash Flows from Investing Activities
Capital expenditures	(429,405)	(702,843)
Payments for construction in process	(12,852,132)	(21,562,638)
Proceeds from investments, net	—	20,600,000

Net cash used in investing activities	(13,281,537)	(1,665,481)

Cash Flows from Financing Activities
Checks written in excess of funds on deposit	—	—
Proceeds from line of credit	974,000	—
Payments for financing costs	(24,746)	(49,411)
Payments for capital lease obligations	(5,368)	—
Proceeds from construction loan	24,806,928	1,247,918

Net cash provided by financing activities	25,750,814	1,198,507

Net Decrease in Cash	(24,332)	(607,021)

Cash — Beginning of Period	461,535	639,501

Cash — End of Period	$437,203	$32,480

Supplemental Cash Flow Information
Interest paid, net of $387,167 and $783,001 capitalized, respectively	$1,489,123	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$518,750	$12,152,059

Construction in process aquired with loan proceeds	—	$39,412,051

Financing costs in accounts payable	—	6,000

Gain (loss) on derivative instruments included in other comprehensive income	(3,775,311)	1,040,233

Accrued early completion bonus included in fixed assets	750,000	—

Amortization of financing costs capitalized	17,243	27,900

Accrued interest captialized in construction in process	—	137,990

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful lives of fixed assets, allowance for doubtful accounts, the valuation of basis and delay price contracts on corn purchases, the valuation of derivatives, inventory, fixed assets, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to our condensed financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
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
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is at least possible this estimate will change in the future.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and modified wet distiller grains. Cost for substantially all inventory is determined using the lower of (average) cost or market.
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
As a result of management’s review of depreciable lives and analysis of information available in the industry, on April 1, 2009 the Company increased its estimate of the useful life of certain processing equipment from 15 years to 20 years. As a result of this change the Company recorded approximately $259,000 less in depreciation expense for the quarter ended June 30, 2009.
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
In 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 100 million gallons per year. The carrying value of these facilities at June 30, 2009 was approximately $140 million. In accordance with the Company’s policy for evaluation impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at June 30, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities. Some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations. No adjustment has been made in these financial statements for this uncertainty.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Revenue Recognition
The Company sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are sold FOB shipping point.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $624,000 and $1,315,000 for the three and nine months ended June 30, 2009, respectively. Freight was approximately $3,849,000 and $9,681,000 for the three and nine months ended June 30, 2009, respectively. No commissions or freight were paid for the three or nine months ending June 30, 2008. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended June 30, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The carrying value of cash, derivative instruments and debt approximates fair value. The Company estimates that the fair value of all financial instruments at June, 30 2009 approximates their carrying values in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost. This standard requires that a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset. The Company capitalized approximately $1,921,000 of interest through completion of construction. These costs have been included in fixed assets as of June 30, 2009.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at June 30, 2009.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2007, had no material impact on the Company’s financial condition or results of operations.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Reclassifications
Certain amounts in prior period financial statements have been reclassified, with no effect on net income or members’ equity, to conform to current period presentations.
Subsequent Events
The Company has evaluated subsequent events through August 14, 2009, the date which the financial statements were available to be issued.
2. CONCENTRATIONS
One major customer accounted for approximately 70% of the outstanding accounts receivable balance at June 30, 2009. This same customer accounted for approximately 81% and 82% of revenue for the three and nine months ended June 30, 2009, respectively.
3. INVENTORIES
Inventories consist of the following as of June 30, 2009:

Raw materials	$2,668,620
Work in progress	1,585,417
Finished goods	3,762,661
Spare parts	440,421

Total	$8,457,119

For the three and nine months ended June 30, 2009, the Company recorded losses of approximately $319,000 and $1,320,000, respectively, related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol for the inventory on hand. The loss was recorded in cost of goods sold in the statement of operations.
In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2009 the Company has forward corn purchase contracts for delivery through July 2010 for a total commitment of approximately $5,504,000. Approximately $1,304,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the impairment evaluation with respect to inventory.
4. DERIVATIVE INSTRUMENTS
From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.
In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this statement effective January 1, 2009.
As of June 30, 2009, the Company has entered into corn derivative instruments and interest rate swap agreements. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Commodity Contracts
The Company enters into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins form potentially adverse effects of market and price volatility on corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn derivative changes in fair market value are included in the costs of goods sold.
As of June 30, 2009, the Company has open short positions for 1.83 million bushels of corn on the Chicago Board of Trade to hedge its forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2010.
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
At June 30, 2009, the Company had $41.5 million of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
All interest rate swaps held by the Company as of June 30, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.
The following tables provide details regarding the Company’s derivative financial instruments at June 30, 2009:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments	$—	$3,775,311
Corn contracts	Derivative Instruments	958,118	—

Derivative in				Amount of Gain (Loss) Reclassified
Statement 133	Amount of gain (loss) recognized		Location of Gain	from Accumulated OCI into income
Cash Flow	in OCI on Derivative		(Loss) Reclassified	on Derivative
Hedging	Three months ended	Nine months ended	from Accumulated	Three months ended	Nine months ended
Relationship	June 30, 2009	June 30, 2009	OCI into income	June 30, 2009	June 30, 2009
Interest rate swaps	$1,271,260	$(2,022,113)	Interest expense	$—	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009

Amount of Gain (Loss) Recognized in Income
Derivatives not Designated as		on Derivative
Hedging Instruments under	Location of Gain (Loss)	Three months ended	Nine months ended
Statement 133	Recognized in Income	June 30, 2009	June 30, 2009
Commodity contracts	Cost of goods sold	$1,613,862	$2,239,043
5. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying Amount as	Fair Value as of	Fair Value Measurement Using
	of June 30, 2009	June 30, 2009	Level 1	Level 2	Level 3
Interest rate swap liability	$3,775,311	$3,775,311	$—	$3,775,311	$—

Commodity derivative instruments	$958,118	$958,118	$958,118	$—	$—
We determine the fair value of the interest rate swap shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade and New York Mercantile Exchange markets.
6. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April, 2009, the construction loan was converted into three separate term loans, a fixed rate note, a variable rate note, and a long term revolving note. The fixed rate note is applicable to the interest rate swap agreement. The term loans have a maturity of five years with a ten-year amortization.
Line of Credit
In December 2008, the Company extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At June 30, 2009 there was $974,000 outstanding on the revolving line of credit.
Fixed Rate Note
The Company has an interest rate swap contract in connection with the note payable to its bank that contains a variable rate. The agreement requires the Company to hedge this note principal balance, up to $41,500,000, and matures on April 8, 2014. The variable interest rate is determined quarterly based on the 3-month LIBOR rate plus 300 basis points. The fixed interest rate set by the swap is 8.11%. The fair value of the interest rate swap was $3,775,311 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments commencing July 2009 through April 2014. The Company may prepay this note at any time, however will be subject to a prepayment penalty. The outstanding balance of this note was $41,500,000 at June 30, 2009 and is included in other current liabilities and other long term liabilities.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
Variable Rate Note and Long Term Revolving Note
The Company is required to make quarterly payments of $1,546,162 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note commencing in July 2009 through April 2014. Once the variable rate note is paid in full, the payment shall be applied first to accrued interest on the long term revolving note and then to the principal outstanding on the long term revolving note until the balance is paid in full. Interest on these notes accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At June 30, 2009, the interest rate was 5%. The interest shall adjust based on the Company meeting certain target, measured quarterly. At June 30, 2009 the balance on the variable rate note and the long term revolving note was $31,500,000 and $10,000,000, respectively.
Corn Oil Extraction Note
In July 2008, the Company and the financial institution extended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain target, measured quarterly. At June 30, 2009 the balance on the corn oil extraction note was $3,600,000.
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009 and will need to be met starting August 31, 2009. The Company anticipates that they will meet these covenants through July 1, 2010. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan.
Long-term debt, as discussed above, consists of the following at June 30, 2009:

Fixed rate loan	$41,500,000
Variable rate loan	31,500,000
Revolving loan	10,000,000
Corn oil extraction note	3,600,000
Capital lease obligation (note 7)	26,521

Totals	86,626,521
Less amounts due within one year	(7,297,746)

Net long-term debt	$79,328,775

The estimated maturities of long-term debt at June 30, 2009 are as follows:

2010	$7,297,746
2011	7,745,465
2012	8,238,830
2013	8,759,908
2014	34,336,330
After 2014	20,248,242

Total long-term debt	$86,626,521

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
7. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease that at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of June 30, 2009, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at June 30, 2009.
At June 30, 2009, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating
2010	$8,184	$1,056,000
2011	8,928	1,056,000
2012	8,928	1,056,000
2013	2,977	1,044,590
2014	—	346,804

Total minimum lease commitments	29,017	4,559,394
Less interest	(2,496)	—

Present value of minimum lease payments	$26,521	$4,559,394

8. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $162,000,000. The Company funded the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $90,450,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor _______.In November 2008, construction of the plant reached substantial completion, making an early completion bonus of $750,000 due, which is included in fixed assets and construction retainage payable at June 30, 2009. In addition approximately $167,000 is included in construction retainage payable related to final completion of the plant.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party regarding the construction, maintenance and use of both the Company’s portion and the railroad’s portion of the private sidetrack rail facility at the plant. The Company advanced approximately $1,097,000 to be applied to the railroad’s portion of the sidetrack that the unrelated party constructed. The Company anticipates they will be eligible to receive the entire amount of the advance over the terms of the agreement. The advance and the costs incurred by the Company for its portion of the sidetrack construction are subject to refunds based on qualifying railcar outbound shipments. This deposit will be refunded at a rate of $100 per loaded railcar (10,975 cars) of outbound shipments of ethanol and dry distiller’s grain from which the railroad receives a minimum of $1,000 of line haul revenue. At June 30, 2009 approximately $393,000 and $704,000 is classified as current and long term deposits on the balance sheet, respectively. Part of the cost of the Company’s portion of the sidetrack, not to exceed $1,000,000, is subject to refunds at the rate of $75 per loaded railcar (13,333 cars) of outbound shipments of ethanol and dry distiller’s grain from which the railroad receives a minimum of $1,000 of line haul revenue. At June 30, 2009 approximately $232,000 has been recorded in receivables and against cost of goods sold on the balance sheet and statement of operations, respectively. Claims can be filed annually on or after each anniversary of the in-service date (September 2, 2008). The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice.
In June 2008, the Company entered into an agreement with an unrelated party for the construction and installation of a tricanter oil separation system for approximately $3,017,000. As of June 30, 2009, all work on this contract had been completed and approximately $352,000 was included in construction retainage payable.
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
Marketing Agreement
In December 2006, the Company entered into an agreement, which was assigned to another party in August 2007, with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distiller’s dried grain solubles and wet distiller grains. The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.
In December 2006, the Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment.
Utility Agreement
In March 2007, the Company entered into an agreement in order to modify and extend the Company’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party and refunds are received monthly as fulfillment is met. At June 30, 2009, approximately $302,000 is included in long-term deposits and approximately $214,000 is included in current deposits.
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
In January 2009, the Company entered into an agreement to pay a security deposit of $450,000 for electrical services, payable in three monthly installments of $150,000 starting in March 2009. At June 30, 2009, $450,000 is included as a long term deposit.
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive income all related to the interest rate swap for the three months ended June 30, 2009 and 2008 were as follows:

	2009	2008
Balance at beginning of quarter	$(5,046,571)	$(2,355,842)
Unrealized gain on derivative instruments	1,271,260	1,315,609

Balance at end of quarter	$(3,775,311)	$(1,040,233)

Changes in accumulated other comprehensive income all related to the interest rate swap for the nine months ended June 30 were as follows:

	2009	2008
Balance at beginning of year	$(1,753,198)	$(222,506)
Unrealized loss on derivative instruments	(2,022,113)	(817,727)

Balance at end of quarter	$(3,775,311)	$(1,040,233)

The statement of comprehensive income for the three month periods ending June 30 were as follows:

	2009	2008
Net income (loss)	$1,445,144	$(180,188)
Interest rate swap fair value change	1,271,260	1,315,609

Comprehensive income	$2,716,404	$1,135,421

The statement of comprehensive loss for the nine month periods ending June 30 were as follows:

	2009	2008
Net loss	$(4,680,795)	$(342,072)
Interest rate swap fair value change	(2,022,113)	(817,727)

Comprehensive loss	$(6,702,908)	$(1,159,799)

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues will be derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 82% of total revenues and corn costs average 74% of total cost of goods sold.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2009
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
The Company has completed nine full months of operations as of the filing of this report. However, significant uncertainties continue to exist in the market. Due to current commodity markets, the Company may produce at negative margins and is, therefore, evaluating its liquidity needs for the upcoming months. Due to these uncertainties, it raises substantial doubt about the Company’s ability to continue as a going concern.
Management’s plan to address liquidity needs involves accelerated collections with their marketer, working with vendors to possibly extend payment terms and replace deposits with letters of credit. The Company has a $10,000,000 revolving line of credit (Note 6) through December 2009. As of the date of this report the Company has $9,444,000 available to draw on the revolving line of credit. The Company also has outstanding long term debt (Note 6 and Note 7) for which principal and interest payments began in July 2009 and certain financial covenants will go into effect beginning in August 2009. Failure to make principal and interest payments when due or comply with these covenants could cause substantial doubt about the Company’s ability to continue as a going concern. In determining the projected compliance with covenants, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.
Management has considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs. Management has renegotiated their contract with its ethanol marketer to receive payment within seven days of shipment rather than the previous twenty days.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We expect the ethanol plant will process approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles, and corn oil.
Over the past 12 months we have installed the infrastructure necessary to support plant operations and have begun operations. We have also obtained the permits required to construct and operate the plant. The total project cost was approximately $162,000,000, which included construction of our ethanol plant and start-up of operations. We financed the construction and start-up of the ethanol plant with a combination of equity and debt. In addition, we have installed a tricanter oil separation system which is extracting corn oil for sale. Additionally, we have hired all of the personnel necessary to operate the plant. We currently employ 47 employees.
Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months or nine months ended June 30, 2009. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison, it is important that you keep this in mind.
Results of Operations for the Three Months Ended June 30, 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2009. Because we did not begin operations of the plant until November 2008, we do not have comparable data for the three months ended June 30, 2008.

	Quarter Ended
	June 30, 2009
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$45,338,895	100.00%

Cost of Goods Sold	$41,361,775	91.23%

Gross Profit	$3,977,120	8.77%

Operating Expenses	$1,089,098	2.40%

Operating Income	$2,888,022	6.37%

Other Expense	$(1,442,878)	(3.18)%

Net Income	$1,445,144	3.19%

Revenues
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. For the three months ended June 30, 2009, we received approximately 81.18% of our revenue from the sale of fuel ethanol and approximately 17.79% of our revenue from the sale of distillers grains. Sales of corn oil represented 1.03% of our total sales. Increased gasoline and ethanol prices during the three months ended June 30, 2009 allowed the ethanol industry to realize more favorable margins. However, management anticipates that these increased margins may lead some idled ethanol plants to again commence production. Unless this increased supply is equally met with increased demand for ethanol, management believes ethanol prices will be pressured downward. If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs increase. We anticipate that the price of distillers grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distillers grains prices in the near term. The ethanol industry needs to continue to expand the market of distillers grains in order to maintain current distillers grains prices.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 91.23% for the three months ended June 30, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have decreased since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. Competition for corn in our area has increased basis levels. Although we feel there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. Basis levels at times have been 10 to 20 cents above “normal” seasonal levels. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. For the three-month period ended June 30, 2009, we recorded losses of approximately $319,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the cost of goods sold in the statement of operations. In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases for delivery through July 2010 for a total commitment of approximately $5,504,000. Approximately $1,304,000 of the forward corn purchases were with a related party. As of June 30, 2009 we also have open short positions for 1.83 million bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2010. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably. Natural gas prices have declined following a peak in mid-2008. Management expects short-term natural gas prices to remain lower than historical levels.
Operating Expense
Our operating expenses as a percentage of revenues were 2.40% for the three months ended June 30, 2009. We experienced a significant increase in our operating expenses for the three month and nine month periods ending June 30, 2009 compared to the same periods of 2008 primarily due to an increase in our employees as a result of our plant becoming fully operational. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2009 fiscal year.
Operating Income
Our income from operations for the three months ended June 30, 2009 was approximately 6.37% of our revenues. Our operating income for the three month period ended June 30, 2009 was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.

Other Expense
Our other expense for the three months ended June 30, 2009 was approximately 3.18% of our revenues. Our other expense for the three month period ended June 30, 2009 consisted primarily of interest expense.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2009.

Three Months ended
June 30, 2009
Production:
Ethanol sold (gallons)	22,828,818
Distillers grains sold (tons)	69,732

Revenues:
Ethanol average price per gallon	$1.61
Distillers grains average price per ton	$116.51

Primary Inputs:
Corn ground (bushels)	8,501,516
Natural gas purchased (MMBTU)	751,316

Costs of Primary Inputs:
Corn average price per bushel ground	$4.30
Natural gas average price per MMBTU	$4.45

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.0626
Denaturant cost per gallon of ethanol sold	$0.0351
Electricity cost per gallon of ethanol sold	$0.0359
Direct Labor cost per gallon of ethanol sold	$0.0190
The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2009.

Nine Months ended
June 30, 2009
Production:
Ethanol sold (gallons)	60,991,048
Distillers grains sold (tons)	184,570

Revenues:
Ethanol average price per gallon	$1.57
Distillers grains average price per ton	$109.79

Primary Inputs:
Corn ground (bushels)	22,978,972
Natural gas purchased (MMBTU)	1,992,555

Costs of Primary Inputs:
Corn average price per bushel ground	$4.16
Natural gas average price per MMBTU	$5.45

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.0696
Denaturant cost per gallon of ethanol sold	$0.0360
Electricity cost per gallon of ethanol sold	$0.0330
Direct Labor cost per gallon of ethanol sold	$0.0247

During the quarter ended June 30, 2009, the market price of ethanol varied between approximately $1.47 per gallon and approximately $1.78 per gallon. Our average price per gallon of ethanol sold was $1.61. If our average price received per gallon of ethanol had been 10% lower, our net income for the three months ended June 30, 2009 would have decreased by approximately $3,682,000, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2009, the market price of distillers grains varied between approximately $108 per ton and approximately $145 per ton. Our average price per ton of distillers grains sold was $116.51. If our average price received per ton of distillers grains had been 10% lower, our net income for the three months ended June 30, 2009 would have decreased by approximately $810,000, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2009, the market price of corn varied between approximately $3.72 per bushel and approximately $4.65 per bushel. Our average price per bushel of corn ground was $4.30. If our average price paid per bushel of corn had been 10% higher, our net income for the three months ended June 30, 2009 would have decreased by approximately $3,675,000, assuming our other revenues and costs remained unchanged.
During the quarter ended June 30, 2009, the market price of natural gas varied between approximately $3.60 per MMBTU and approximately $5.04 per MMBTU. Our average price per MMBTU of natural gas was $4.45. If our average price paid per MMBTU of natural gas had been 10% higher, our net income for the three months ended June 30, 2009 would have decreased by approximately $335,000, assuming our other revenues and costs remained unchanged.
We are currently operating at full, or nearly full, capacity. However, in the event that we decrease our production of ethanol, our production of distillers grains would also decrease accordingly. Such a decrease in our volume of production of ethanol and distillers grains would result in lower revenues. However, if we decreased production, we would require a corresponding decreased quantity of corn and natural gas, thereby lowering our costs of good sold. Therefore, the effect of a decrease in our product volume would be largely dependent on the market prices of the products we produce and the inputs we use to produce our products at the time of such a production decrease. We anticipate operating at less than full capacity only if industry margins become unfavorable or we experience technical difficulties in operating the plant.
Changes in Financial Condition for the Nine Months Ended June 30, 2009
We experienced an increase in our current assets at June 30, 2009 compared to our fiscal year ended September 30, 2008. We experienced an increase of approximately $8,457,000 in the value of our inventory at June 30, 2009 compared to September 30, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at June 30, 2009 we had trade accounts receivable of approximately $6,624,000 compared to no trade accounts receivable at September 30, 2008. We also had derivative instruments of approximately $958,000 at June 30, 2009, compared to no derivative instruments at September 30, 2008 and prepaid and other current assets of approximately $1,030,000 at June 30, 2009, compared to approximately $58,000 at September 30, 2008.
We experienced an increase in our total current liabilities on June 30, 2009 compared to September 30, 2008. Due to our plant becoming fully operational in November 2008 and our revolving line of credit becoming available, we experienced an increase of $974,000 in amounts outstanding under our revolving line of credit at June 30, 2009 compared to September 30, 2008. We also experienced an increase of approximately $7,291,000 in the current portion of our long term debt and capital lease obligations at June 30, 2009 compared to September 30, 2008 due to the conversion of our construction loan to a term loan with principal and interest payments becoming due on a quarterly basis commencing in July 2009. We also experienced an increase of approximately $1,411,000 for accrued expenses at June 30, 2009 compared to September 30, 2008; and an increase of approximately $2,023,000 in our accounts payable for corn purchases at June 30, 2009 compared to September 30, 2008. Such increases were partially offset by a decrease in our construction retainage payable of approximately $4,411,000 at June 30, 2009 compared to September 30, 2008; a decrease in our liabilities related to derivative instruments of approximately $993,000 at June 30, 2009 compared to September 30, 2008; and a decrease in our non-corn accounts payable of approximately $2,659,000 at June 30, 2009 compared to September 30, 2008.

We experienced an increase in our long-term liabilities as of June 30, 2009 compared to September 30, 2008. At June 30, 2009, we had approximately $79,329,000 outstanding in the form of long-term loans, compared to approximately $61,818,000 at September 30, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations.
Liquidity and Capital Resources
We have completed approximately nine and a half months of operations as of the filing of this report. The relative price levels of corn, ethanol and distillers grains have resulted in tight operating margins and net losses for us in our first two quarters of operations, although we had a net profit in our third quarter of operation. We anticipate that we may continue to endure tight operating margins for the remainder of our 2009 fiscal year. However, we are optimistic that favorable margins will exist as we move into our fourth fiscal quarter and the corn harvest season as local corn producers begin delivering their 2009 corn crop to our facility. If we endure substantial losses, or if we are unable to obtain additional working capital, liquidity concerns may require us to curtail operations or pursue other actions that could adversely affect future operations. We are currently working with our senior lender to actively review proposals addressing the potential liquidity constraints that may surface during our first year of operations.
The following table shows cash flows for the nine months ended June 30, 2009:

Nine Months Ended
June 30, 2009
Net cash (used in) operating activities	$(12,493,609)
Net cash (used in) investing activities	$(13,281,537)
Net cash provided by financing activities	$25,750,814
Net (decrease) in cash	$(24,332)
Cash and cash equivalents, end of period	$437,203
Operating Cash Flows. Cash used in operating activities was approximately $12,494,000 for the nine months ended June 30, 2009. Our net loss from operations for the nine months ended June 30, 2009 was approximately $4,681,000. Our net loss from operations was positively affected by factors including depreciation expense, accounts payable, derivative instruments, and accrued expenses, but these factors were offset by negative factors including an increase in trade accounts receivables, an increase in our inventory and our hedging activities.
Investing Cash Flows. Cash used in investing activities was approximately $13,282,000 for the nine months ended June 30, 2009. These funds were used for capital expenditures and payments for construction in process.
Financing Cash Flows. Cash provided by financing activities was approximately $25,751,000 for the nine months ended June 30, 2009. Approximately $24,807,000 of this cash flow is proceeds from our construction loan and approximately $974,000 of this cash flow is proceeds from our line of credit.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of August 1, 2009 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.

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
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility was in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of June 30, 2009, we had an interest rate swap with a fair value of $3,775,311 recorded as a liability and as a deferred loss in other comprehensive loss. The construction loan offers a variable interest rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, we amended the terms of the agreement to charge interest on the construction loan at the 1-month LIBOR rate plus 300 basis points or 5%, whichever is greater. In December 2008, we extended the $10,000,000 revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At June 30, 2009, there was $974,000 outstanding on the revolving line of credit.
In April 2009, the construction loan was converted into multiple term loans one of which was a $41,500,000 Fixed Rate Note, which will be applicable to the interest rate swap agreement, a $31,500,000 Variable Rate Note, and a $10,000,000 Long Term Revolving Note. The term loans have a maturity of five years with a ten-year amortization. The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note beginning in July 2009. The Long Term Revolving Note and Variable Rate Note will accrue interest based on the greater of the one month LIBOR rate plus 300 basis points or five percent. We began repaying principal on the Long Term Revolving Note and Variable Rate Note in July 2009.
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. Prior to April 8, 2009, quarterly payments of accrued interest were due, accruing at a rate equal to the 1-month LIBOR plus 300 basis points, or 5%, whichever is greater. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, commencing in July 2009.
As of June 30, 2009, we had approximately $86,600,000 outstanding on our term loans and corn oil extraction loan.
The loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of a minimum fixed charge coverage ratio, minimum net worth, and minimum working capital. We are required to maintain a fixed charge coverage ratio of no less than 1.25:1.0 for all periods after April 8, 2009. For the first fiscal quarter after April 8, 2009 our fixed charge coverage ratio is measured on a rolling one quarter basis, for the second fiscal quarter after April 8, 2009 our fixed charge coverage ratio is measured on a rolling two quarter basis, and for the third fiscal quarter after April 8, 2009 our fixed charge coverage ratio is measured on a rolling three quarter basis. Thereafter, our fixed charge coverage ratio will be measured on a rolling four quarter basis. Our fixed charge coverage ratio is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note.

We are also required to maintain a minimum net worth of $65,000,000, measured annually at the end of each fiscal year. In subsequent years, our minimum net worth requirement will increase by the greater of $500,000 or the amount of undistributed earnings accumulated during the prior fiscal year.
We are also required to maintain a minimum amount of working capital, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities. Beginning August 1, 2009 through November 30, 2009, our minimum working capital must be $4,000,000. Beginning December 1, 2009 through April 30, 2010, our minimum working capital must be $7,000,000. After May 1, 2010, our minimum working capital must be $10,000,000.
Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
As shown in the accompanying financial statements, we have working capital of approximately $3,790,000 at June 30, 2009, excluding additional amounts available under our line of credit. We have completed approximately nine and a half full months of operations as of the filing of this report. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months. If our working capital surplus does not continue to increase, we will likely be in default of our loan covenants on the date of measurement.
Our plan to address our liquidity needs involved the renewal of our $10,000,000 revolving line of credit through December 2009. As of August 10, 2009, we have $9,444,000 available to draw on the revolving line of credit. In July 2009 we amended our ethanol marketing agreement with our ethanol marketer to reduce the timeframe for our ethanol receivables by approximately 13 days, although we are required to pay an incremental commission to do so. This, in addition to improved margins in the ethanol industry, has helped us to significantly reduce the outstanding balance on our revolving line of credit. We have increased our production rates in order to capitalize on the improved margins the industry is now seeing and we operated at approximately 98% capacity for the quarter ended June 30, 2009. We are also attempting to negotiate to replace our $450,000 cash deposit with our electric service provider with a letter of credit. We have also investigated alternative payment structures for the $750,000 early completion bonus owed to Fagen, Inc. We have also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, we are continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
We will continue to work with our lenders to try to ensure that the agreements and terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments. Because it is unclear what the market will do, there is uncertainty about our ability to meet our liquidity needs and comply with our financial covenants and the other terms of our loan agreements. If we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months focused on plant operations, including three primary functions: (i) management of cost effective purchasing of inputs for our production process, (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our ethanol and distillers grains.
Plant operations
Construction of our plant is complete and we commenced operations on November 1, 2008. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $162,000,000. We expect to finance our operations for the next 12 months using our debt facilities and revenue from operations. As indicated above, our operating and financial performance is largely driven by prices at which we sell ethanol and the net expense of corn. Due to volatility in the commodity markets, we may produce negative margins and are therefore evaluating our liquidity needs for the upcoming months.
On December 14, 2006, we entered into a design-build contract with Fagen, Inc. for the design and construction of the ethanol plant for a total price of approximately $114,500,000 which includes approximately $3,000,000 in change orders and an increase of $5,598,000 due to a price adjustment made as a result of a change in the Construction Cost Index (“CCI”), which was included in our budget. We agreed that if the plant was substantially complete before January 16, 2009, 575 days (19 months) from June 20, 2007, the date Fagen, Inc. accepted our notice to proceed, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to January 16, 2009. However, in no event would we pay Fagen, Inc. an early completion bonus of more than $1,000,000. In November 2008, construction of the plant reached substantial completion, making an early completion bonus of $750,000 due, which is included in fixed assets and construction retainage payable at June 30, 2009. In addition approximately $167,000 is included in construction retainage payable related to final completion of the plant.
In May 2008, we entered into a private sidetrack agreement with CSX Transportation, Inc. (“CSX”) under which CSX will construct, own and maintain the portion of the sidetrack rail connected to the main rail line and we will construct, own and maintain the remainder of the sidetrack, which is connected to the ethanol plant. We advanced approximately $1,097,000 to be applied to the portion of the sidetrack that CSX will construct. The advance and the costs incurred by us for our portion of the sidetrack construction will be subject to a refund based on qualifying railcar outbound shipments. The agreement will continue until terminated by either party for specific causes set forth in the agreement for the first five years. After this date, the agreement may be terminated by either party upon 30 days notice. At June 30, 2009, approximately $393,600 of this advance is classified as a current deposit and approximately $703,850 is classified as a long term deposit on the balance sheet.
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

The corn oil separation system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Syrup from the plant contains 5 – 7% corn oil by volume, averaging 0.4 – 0.5 pounds per bushel of corn processed. Depending on our end users, the corn oil can be marketed as either a feed additive or a biodiesel feedstock. Because of the process we will be utilizing, the corn oil is not viable as a food grade commodity without further processing. The corn oil recovery system is a skid mounted system that contains all the necessary piping, electrical components and controls for a “plug-in” installation, and thus, “plugs” right into our ethanol plant.
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
Natural Gas and Electric Energy Agreements
On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley agrees to receive, transport and redeliver natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for us and redelivered to us by Ohio Valley, we agreed to pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. In addition, we agreed to pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years commencing on the earlier date on which we begin commercial operations or the actual date on which service under the contract commences. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods. We have paid to Ohio Valley an $80,000 security deposit under this contract.
In addition, on May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We agreed to pay Indiana Michigan Power Company monthly pursuant to their standard rates. In January 2009, we entered into an agreement to pay Indiana Michigan Power Company a security deposit of $450,000 for electrical services, payable in three monthly installments of $150,000 starting in March 2009. At June 30, 2009, the deposit of $450,000 is included in other deposits on the balance sheet.
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

Marketing and Risk Management Agreements
On December 20, 2006 we entered into an Ethanol Purchase and Sale Agreement with Murex, N.A., Ltd. (“Murex”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. We entered into an amendment to the agreement effective July 2, 2009. The amendment to the agreement extended the initial term of the agreement from five years to eight years, with automatic renewal for one year terms thereafter unless otherwise terminated by either party. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex will market all of our ethanol unless we chose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex will pay to us, within twenty (20) days after the Friday of the week in which the bill of lading or waybill is issued, the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex’s commission of 0.90% of the net purchase price. Pursuant to the amendment to the agreement, we can elect to receive payment within seven (7) days after the Friday of the week in which the bill of lading or waybill is issued, in which case Murex receives an additional commission of 0.20% of the net purchase price. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex will be responsible for all transportation arrangements for the distribution of our ethanol.
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
If we exceed these production limitations, we could be subjected to expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. Although we have obtained a FESOP permit in Indiana, the air quality standards may change, thus forcing us to later apply for a Title V air permit.
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
We began operating our plant in November 2008. Accordingly, we have little operating history from which to evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early stage company in a rapidly growing industry where supply, demand and pricing may change substantially in a short amount of time.

Economic Downturn
The U.S. stock markets tumbled in September and October 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Although oil prices increased somewhat during the three months ended June 30, 2009, prices remain well below the peak prices of mid-2008 as demand for fuel has decreased. These factors may continue to contribute to decreased ethanol prices. It is uncertain how long and to what extent these economic troubles may negatively affect ethanol prices in the future.
Corn Prices
Our cost of goods sold consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On July 10, 2009, the USDA estimated the 2009 grain corn crop at approximately 12.3 billion bushels, which would be the second largest corn crop on record. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
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
Ethanol Supply and Demand
The number of ethanol plants being developed and constructed in the United States continues to increase. Recent increased profit margins in the ethanol industry may lead some ethanol plants that had idled production to start producing ethanol again. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline. The prices of crude oil and refined gasoline decreased significantly in the second half of 2008, which in turn placed downward pressure on the price of ethanol. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.
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
Employees
We currently have 47 full-time employees. Approximately 7 of our employees are involved primarily in management and administration and the remainder are involved primarily in plant operations.
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

Effective June 8, 2009, Techia Brewer was terminated from her position as our Chief Financial Officer. On June 23, 2009, Dale A. Schwieterman, a director of Cardinal Ethanol, LLC (the “Company”), was appointed as the interim principal financial and accounting officer of the Company, effective June 8, 2009. Mr. Schwieterman will not receive any compensation for his service as our interim principal financial and accounting officer.
Our board officers, Troy Prescott, Tom Chalfant and Robert Davis, are not employees and they do not currently receive any compensation for their services as officers.
On December 22, 2008, Troy Prescott resigned from his position as President and Chief Executive Officer effective November 1, 2008. Troy is still serving as our chairman of our board of directors. Jeff Painter began serving as our Chief Executive Officer and President effective November 1, 2008.
The following table represents the positions within our plant:

# Full-
Time
Position	Personnel
Chief Executive Officer	1
Plant Manager	1
Commodities Manager	1
Accounting Supervisor	1
Environmental, Health & Safety Officer	1
Production Supervisor	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Officer Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	6
Plant Operators	22
TOTAL	47
We do not expect any significant change in the number of our employees over the next twelve month period.
Subsequent Events
One of our directors, John W. Fisher, passed away on June 28, 2009. On July 28, 2009, our Board of Directors appointed Thomas C. Chronister to serve the remainder of Mr. Fisher’s term on the Board of Directors.
Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2009 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At June 30, 2009, we had an interest rate swap with a fair value of $3,775,311 recorded as derivative instruments in the liability section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.

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
We value our inventory at the lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate.
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have estimated a loss on these firm purchase commitments related to corn contracts in place at June 30, 2009 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4T.	Controls and Procedures
Our management, including our President and Chief Executive Officer, Jeff Painter, along with our interim Principal Financial and Accounting Officer, Dale A. Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
As of June 30, 2009, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
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
Changes in Internal Control over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2009. Our management is in the process of addressing the above material weaknesses and, since the termination of our former Chief Financial Officer in June 2009, is utilizing the services of an outside accounting firm to assist with this process. We believe this will help remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time in the ordinary course of business, Cardinal Ethanol, LLC may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of material legal proceedings.

Item 1A.	Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
On approximately May 22, 2009, one of our “Appointing Members” appointed a replacement director to our Board of Directors. An “Appointing Member” is a member of Cardinal Ethanol, LLC, or any related party or affiliate thereof, that is entitled to appoint a director to our Board of Directors under our Second Amended and Restated Operating Agreement by virtue of the fact that such member purchased 400 or more units in our initial public offering.

The Appointing Member, Stephen L. Clark Family Partnership, LP, had previously appointed Stephen L. Clark to the Board of Directors. However, on approximately May 22, 2009, Stephen L. Clark Family Partnership, LP, notified us that it would instead appoint Robert N. Baker as its appointed director. Mr. Baker, age 46, is the Chief Financial Officer of Clark Investment Group, a privately held investment company based in Wichita, Kansas specializing in real estate related investments.

Item 6.	Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: August 14, 2009	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2009	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)