Form 10-K
period 2009-09-30
Cardinal Ethanol LLC
filed 2009-12-28
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2009

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of December 15, 2009, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $55,335,000.
As of December 15, 2009, there were 14,606 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2009.

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

AVAILABLE INFORMATION
Our website address is www.cardinalethanol.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.
PART I

ITEM 1.	BUSINESS.
Business Development
Cardinal Ethanol, LLC is an Indiana limited liability company organized on February 7, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. Since November 1, 2008, we have been engaged in the production of ethanol and distiller’s grains at the plant. In addition, we completed the installation of a tricanter oil separation system which is now extracting corn oil for sale.
We have recently entered into an agreement with Pavilion Automatic Process Controllers to optimize our plant and reduce the variability and deviation to different processes within the plant, including water balance, distillation/mole sieves, fermentation, and dryers.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry; and negative impacts that our hedging activities may have on our operations.
Principal Products and Markets
The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil for sale. Raw carbon dioxide gas is another co-product of the ethanol production process. We have no current agreement to capture or market carbon dioxide gas, but are exploring our options.
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 11.93 billion gallons as of October 22, 2009.
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

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the southeastern United States.
Approximately 83% of our revenue was derived from the sale of ethanol during our fiscal year ended September 30, 2009.
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
Approximately 17% of our revenue was derived from the sale of distiller’s grains during our fiscal year ended September 30, 2009.
Corn Oil
In November 2008, we began separating some of the corn oil contained in our distiller’s grains for sale. Corn oil sales represented less than 1% of our revenues for our 2009 fiscal year. We anticipate continuing to fine tune the operation of our corn oil extraction equipment and we anticipate that it will operate more efficiently in the future. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining. However, corn oil can be used as the feedstock to produce biodiesel and has other industrial uses. We have been selling our corn oil through a third party marketer.
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
Our regional market is within a 450-mile radius of our plant and is serviced by rail. We have constructed a railroad spur to our plant so that we may reach regional and national markets with our products. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Atlanta, Birmingham, Baton Rouge and Washington D.C.).

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
Ethanol Distribution
We entered into an Ethanol Purchase and Sale Agreement with Murex, N.A., Ltd. (“Murex”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement is five years commencing on the date of first delivery of ethanol with automatic renewal for one year terms thereafter unless otherwise terminated by either party. We have subsequently extended our Agreement with Murex to include an additional three years and the commission was increased from 0.90% to 1.10% of the purchase price, net of all resale costs, in exchange for reducing the payment terms from 20 days to 7 days after shipment. The agreement allows for us to revert back to the original payment terms and commission amount. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex’s commission. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol.
Distillers Grains Distribution
We have entered into an agreement with CHS, Inc. to market all our distillers grains we produce at the plant. CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives. CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world. CHS, Inc. is marketing our distillers grains and we receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. The initial term of our agreement with CHS, Inc. was for one year commencing as of November 1, 2008. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. will be responsible for all transportation arrangements for the distribution of our distillers grains.
New Products and Services
In November 2008, we began separating corn oil for sale. We market and sell our corn oil to third parties.

Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
The overall effect of the renewable fuel standard (“RFS”) program contained in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 10-11 billion gallons per year in 2009 (from 5.4 billion gallons under the RFS enacted in 2005), and is scheduled to increase to 36 billion gallons per year in 2022. However, the 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022, which essentially caps the corn based ethanol volume at 15. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. The scheduled RFS for 2009 is approximately 11 billion gallons.

					Undiffer-
				Biomass-	entiated
	Renew-able	Advanced	Cellulosic	based	Advanced
Year	Biofuel	Biofuel	Biofuel	Diesel	Biofuel	Total RFS
2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12	.95	.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2	.5	1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36
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

The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of cellulosic bio- fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.
There is currently some debate in the U.S. Senate about whether to repeal the 54 cent per gallon tariff on imported ethanol. If the 54 cent per gallon tariff is repealed, the demand for domestically produced ethanol may be offset by the supply of ethanol imported from Brazil or other foreign countries.
Effect of Governmental Regulation
The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and negatively impact our future financial performance.
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
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we are required to obtain a number of environmental permits to operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Competition
We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period. Management believes that currently ethanol supply capacity exceeds ethanol demand. This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether. As of October 22, 2009, the Renewable Fuels Association estimates that approximately 9% of the ethanol production capacity in the United States is currently idled. This is down from earlier in 2009 when the idled capacity may have been as high as 20%. As a result of this overcapacity, the ethanol industry has become increasingly competitive. Since ethanol is a commodity product, competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future.
Recently the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended for use in conventional automobiles from 10% to 15%. However, the EPA has delayed a decision until the middle of 2010 on whether to allow these higher percentage ethanol blends. Management believes that increasing ethanol blends to 15% for use in conventional automobiles will increase demand for ethanol and would likely positively impact ethanol prices. However, this will also likely result in companies building new ethanol plants or expanding their current ethanol plants. This could lead to further overcapacity in the ethanol industry.

Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
At the end of 2008, VeraSun Energy filed for Chapter 11 Bankruptcy following significant losses it experienced on raw material derivative positions it had in place. VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Energy Corporation which is a major gasoline refining company. The purchase by Valero Energy represents the first major oil company that has taken a stake in ethanol production infrastructure. Further, now Valero Energy controls its own supply of ethanol that can be used to blend at its gasoline refineries. Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete. While we believe that we are a low cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.
According to the Renewable Fuels Association, as of October 22, 2009, the most recent data available, the ethanol industry has grown to 202 production facilities in the United States. There are 9 new plants currently under construction along with 5 plant expansions. The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 13 billion gallons of ethanol per year. The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 14.5 billion gallons per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Renewable, POET, and Valero Renewable Fuels, each of which is capable of producing more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 400
million gallons per year (mmgy) or more

			Under Construction/
		Current Capacity	Expansions
Company	Location	(mmgy)	(mmgy)
POET Biorefining — TOTAL		1,537.0	10.0
POET Biorefining — Alexandria	Alexandria, IN	68.0
POET Biorefining — Ashton	Ashton, IA	56.0
POET Biorefining — Big Stone	Big Stone City, SD	79.0
POET Biorefining — Bingham Lake	Bingham Lake, MN	35.0
POET Biorefining — Caro	Caro, MI	53.0	5.0
POET Biorefining — Chancellor	Chancellor, SD	110.0
POET Biorefining — Coon Rapids	Coon Rapids, IA	54.0
POET Biorefining — Corning	Corning, IA	65.0
POET Biorefining — Emmetsburg	Emmetsburg, IA	55.0
POET Biorefining — Fostoria	Fostoria, OH	68.0
POET Biorefining — Glenville	Albert Lea, MN	42.0
POET Biorefining — Gowrie	Gowrie, IA	69.0
POET Biorefining — Hanlontown	Hanlontown, IA	56.0
POET Biorefining — Hudson	Hudson, SD	56.0
POET Biorefining — Jewell	Jewell, IA	69.0
POET Biorefining — Laddonia	Loddonia, MO	50.0	5.0
POET Biorefining — Lake Crystal	Lake Crystal, MN	56.0
POET Biorefining — Leipsic	Leipsic, OH	68.0
POET Biorefining — Macon	Macon, MO	46.0
POET Biorefining — Marion	Marion, OH	68.0
POET Biorefining — Mitchell	Mitchell, SD	68.0
POET Biorefining — Manchester	North Manchester, IN	68.0
POET Biorefining — Portland	Portland, IN	68.0
POET Biorefining — Preston	Preston, MN	46.0
POET Biorefining — Scotland	Scotland, SD	11.0
POET Biorefining — Groton	Groton, SD	53.0

Archer Daniels Midland* — TOTAL		1,070.0	550
	Decatur, IL
	Cedar Rapids, IA
	Clinton, IA
	Columbus, NE
	Marshall, MN
	Peoria, IL
	Wallhalla, ND

Valero Renewable Fuels		780.0
	Albert City, IA	110.0
	Charles City, IA	110.0
	Ft Dodge, IA	110.0
	Hartley, IA	110.0
	Welcome, MN	110.0
	Albion, NE	110.0
	Aurora, SD	120.0

Hawkeye Renewables, LLC — TOTAL		445.0
	Iowa Falls, IA	105
	Fairbank, IA	120
	Menlo, IA	110
	Shell Rock, IA	110

Green Plains Renewable Energy		425.0
	Shenandoah, IA	55.0
	Superior, IA	110.0
	Bluffton, IN	100.0
	Central City, NE	50.0
	Ord, NE	110.0
	Obion, TN

*	Individual state production capacity not reported
Updated: October 22, 2009

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative. Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.
Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.
A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.
Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to United States Department of Energy estimates, there are currently nearly 8 million flexible fuel vehicles capable of operating on E85 in the United States. Further, the United States Department of Energy reports that there are currently more than 1,900 retail gasoline stations supplying E85. The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000. In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it. As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.
Many in the ethanol industry believe that while in the future higher percentage blends of ethanol such as E85 for use in flexible fuel vehicles will positively impact demand for ethanol, in the near term increasing the amount of ethanol that can be blended for use in conventional automobiles will have a greater effect on ethanol demand. A proposal has been made to increase the amount of ethanol that can legally be blended in gasoline from 10% to 15% for use in conventional automobiles. Management believes that this could increase annual ethanol demand by as much as 7 billion gallons per year.
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry Outlook 2009, ethanol plants produced 20 million metric tons of distillers grains in 2007/2008 and estimates 25 million metric tons in 2008/2009. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.
The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2009. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

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
We have entered into a Corn Feedstock Supply Agency Agreement with Bunge North America, Inc. (Bunge). The purpose of the agreement is to set out the terms upon which Bunge has agreed to serve as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Bunge provides two grain originators to work at the facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Bunge receives an agency fee which is equal to a set monthly amount for the first two years. In the following years, the agency fee shall be equal to an amount per bushel of corn delivered subject to an annual minimum amount. We may also directly procure corn to be used for our feedstock. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. The parties also each have the right to terminate the agreement in certain circumstances, including, but not limited to, material breach by, bankruptcy and insolvency of, or change in control of, the other party.
We are significantly dependent on the availability and price of corn. The price at which we purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or an extended drought or other production problem. We anticipate that corn prices will continue to be extremely volatile.
It is likely that we will need to truck or rail in some of our corn feedstock, which additional transportation costs may reduce our profit margins.
On December 10, 2009, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2009 grain corn crop at 12.9 billion bushels. The December 10, 2009 estimate of the 2009 corn crop is approximately 7% higher than the USDA’s estimate of the 2008 corn crop of 12.1 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the price of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.
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
In an attempt to minimize the effects of the volatility of corn costs on operating profits, we take hedging positions in corn futures markets. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to us because price movements in grain contracts are highly volatile and are influenced by many factors beyond our control. These costs may be significant.

Risk Management Services
We entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our co-products. In exchange for JS&A’s risk management services, we pay JS&A a fee of $2,500 per month. The term of the agreement is for one year and will continue on a month to month basis thereafter. The agreement may be terminated by either party at any time upon written notice.
Utilities
We engaged U.S. Energy Services, Inc. to assist us in negotiating our utilities contracts and provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients’ locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. Their goal is to develop, implement, and maintain a dynamic strategic plan to manage and reduce their clients’ energy costs. A large percentage of U.S. Energy Services’ clients are ethanol plants and other renewable energy plants. We pay U.S. Energy Services, Inc. a monthly fee of $3,500 plus pre-approved travel expenses. The monthly fee will increase 4% per year on the anniversary date of the agreement. The agreement continued twelve (12) months after the plant’s completion date of November 2008. The agreement is year to year thereafter.
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2009 was 2,760,264 MMBTU, constituting approximately 8.43% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.
On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley receives, transports and redelivers natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. In addition, we pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index — All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.
Electricity. We require a significant amount of electrical power to operate the plant. On May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We pay Indiana Michigan Power Company monthly pursuant to their standard rates.

Water. We require a significant supply of water. Engineering specifications show our plant’s water requirements to be approximately 774 gallons per minute, 1.1 million gallons per day, depending on the quality of water. We have assessed our water needs and available supply. Union City Water Works is supplying the water necessary to operate our plant.
Much of the water used in our ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Much of the water can be recycled back into the process, which minimizes the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent discharge facilities. Our plant design incorporates the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water.
Employees
We currently have 47 full-time employees.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and built our ethanol plant and expansion.
Seasonality of Ethanol Sales
We experience some seasonality of demand for ethanol. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.
Working Capital
We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is our operations along with our short-term revolving line of credit with our primary lender First National Bank of Omaha. At November 30, 2009, we have approximately $8,100,000 available to draw on the short-term revolving line of credit. As a result of unfavorable conditions in the ethanol industry during the beginning of our 2009 fiscal year, we had utilized a portion of our short-term revolving line of credit. We currently have no outstanding borrowings under our short-term revolving line of credit. In addition, subsequent to year end, we paid off the long-term revolving line of credit of $9,750,000. We currently have $9,500,000 available to draw on the long-term revolving line of credit.
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

Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we require a number of environmental permits to operate the plant. Fagen, Inc. and RTP Environmental Engineering Associates, Inc. advise us on general environmental compliance.
We anticipate incurring costs and expenses of approximately $150,000 in the next 12 months in complying with environmental laws. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
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
Risks Relating to Our Business
We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
Increases in the price of corn or natural gas would reduce our profitability. Our primary source of revenue is from the sale of ethanol, distiller’s grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.
Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. While corn prices have decreased significantly from highs experienced during the middle of 2008, corn prices could significantly increase in a short period of time. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distiller’s grains for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We engage in hedging transactions which involve risks that could harm our business.” If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.
Declines in the price of ethanol or distiller’s grain would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependant on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller’s grains to continue to be volatile in our 2010 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller’s grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.
We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Current management projections indicate that we will be in compliance with our loan covenants into the foreseeable future. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.
Our inability to secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity. This could negatively impact the value of our units.
The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 10 billion gallons in 2009. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.
We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments. The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase. Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices fall significantly.

Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduce the value of our units.
Our business is not diversified. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller’s grains and corn oil. If economic or political factors adversely affect the market for ethanol, distiller’s grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.
We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.
Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than we are able. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
We may be subject to litigation involving our corn oil extraction technology. We have received written correspondence from GreenShift Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. The correspondence from GreenShift indicates that it will seek to enforce its patent rights against ICM and the Company. According to information available through the U.S. Patent and Trademark Office, certain patents have been issued and other patents will be issued to GreenShift. If GreenShift files an intellectual property infringement action against the Company, GreenShift will likely seek damages from the Company. If GreenShift pursues an intellectual property claim against the property, we may incur significant expense in defending such claims and if GreenShift is victorious we may be force to pay damages to GreenShift as a result of our use of such technology.

Risks Related to Ethanol Industry
Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty. Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until the middle of 2010. Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.
Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.
New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of October 22, 2009, there are 202 ethanol plants in the United States with capacity to produce more than 13 billion gallons of ethanol per year. In addition, there are 9 new ethanol plants under construction and 8 plant expansions underway which together are estimated to increase ethanol production capacity by more than 1.4 billion gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 9% of the ethanol production capacity in the United States was idled as of October 22, 2009, the most recent available data. During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled. Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our profitability.
Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably. The price of ethanol tends to change in relation to the price of gasoline. Recently, as a result of a number of factors including the current world economy, the price of gasoline has decreased. In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol. The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer. In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets. Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol. Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.
We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The RFS was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Renewable, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.
Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.
Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.
Risks Related to Regulation and Governmental Action
Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.
Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.
Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
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

ITEM 2.	PROPERTIES.
Our plant site is made up of two adjacent parcels which together total approximately 295 acres in east central Indiana near Union City, Indiana. The address of our plant is 1554 N. County Road 600 E., Union City, Indiana 47390. In November 2008, the plant was substantially completed and plant operations commenced. The plant consists of the following buildings:
•	A grains area, fermentation area, distillation — evaporation area;
•	A dryer/energy center area;
•	A tank farm;
•	An auxiliary area; and
•	An administration building.
Our plant is in excellent condition and is capable of functioning at 100% of its production capacity.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	LEGAL PROCEEDINGS.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of September 30, 2009 we had approximately 14,606 membership units outstanding and approximately 1,208 unit holders of record. There is no public trading market for our units.
However, we have established through Alerus Securities a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our alternative trading service, we do not characterize Cardinal Ethanol as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.
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

				# of
Quarter	Low Price	High Price	Average Price	Units Traded
2008 1st	$4,500	$4,500	$4,500.00	16
2008 2nd	$4,300	$4,500	$4,425.00	16
2008 3rd	$3,875	$3,876	$3,875.33	6
2008 4th	$2,900	$3,850	$3,470.00	15
2009 1st	$4,000	$4,000	$4,000.00	5
2009 2nd	$3,000	$3,275	$3,052.50	10
2009 3rd	$2,950	$3,000	$2,985.00	20
2009 4th	$2,850	$2,850	$2,850.00	5

The following table contains the bid and asked prices that were posted on the Company’s alternative trading service bulletin board and includes some transactions that were not completed. The Company believes the table above more accurately describes the trading value of its units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company’s alternative trading service bulletin board.

							# of
Sellers Quarter	Low Price		High Price		Average Price		Units Listed
2008 1st	$	N/A	$	N/A	$		None
2008 2nd		$4,000		$4,275		$4,034.38	8
2008 3rd	$	N/A	$	N/A	$		None
2008 4th		$5,000		$5,000		$5,000.00	4
2009 1st		$5,000		$5,000		$5,000.00	16
2009 2nd		$3,500		$4,000		$4,107.14	28
2009 3rd		$3,000		$3,000		$3,000.00	3
2009 4th		$2,800		$2,800		$2,800.00	1
We have not declared or paid any distributions on our units. Except for restrictions imposed in our loan agreement our board of directors has complete discretion over the timing and amount of distributions to our unit holders. Provided that we are not in default on loan covenants, and with the prior approval of our lender, which may not be unreasonably withheld, our loan agreement allows us to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

ITEM 6.	SELECTED FINANCIAL DATA.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
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

Results of Operations
Fiscal Year Ended September 30, 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal year ended September 30, 2009. Because we did not begin operations of the plant until November 2008, we do not have comparable data for the fiscal year ended September 30, 2008.

	Fiscal Year Ended
	September 30, 2009
	(Audited)
Income Statement Data	Amount	Percent
Revenues	$167,738,057	100.00%

Cost of Goods Sold	$160,674,617	95.79%

Gross Profit	$7,063,440	4.21%

Operating Expenses	$3,726,051	2.22%

Operating Income	$3,337,389	1.99%

Other Expense	$4,288,574	2.56%

Net Loss	$951,185	0.57%
Revenues
During our fiscal year ended September 30, 2009, we transitioned from a development stage company to an operational company. Accordingly, we do not yet have comparable income, production and sales data for the year ended September 30, 2009 from our previous fiscal year so we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal year ended September 30, 2009 and our fiscal year ended September 30, 2008, it is important that you keep this in mind.
Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the fiscal year ended September 30, 2009, we received approximately 83% of our revenue from the sale of fuel ethanol and approximately 17% of our revenue from the sale of distillers grains. Sales of corn oil represented less than 1% of our total sales. During the early part of our 2009 fiscal year, the ethanol industry was enduring unfavorable operating conditions. This resulted in periods when our operating margins became negative. However, increased gasoline and ethanol prices towards the end of the fiscal year ended September 30, 2009 allowed the ethanol industry to realize more favorable margins.
Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year. Further, difficult weather conditions during the harvest in the fall of 2009 has resulted in increased corn prices. Management believes that there is currently a surplus of ethanol production capacity in the United States. We believe this has resulted in several ethanol producers decreasing ethanol and distiller’s grains production or halting operations altogether. The amount of this idled ethanol production capacity has changed throughout our 2009 fiscal year as a result of changes in the spread between corn prices and ethanol prices. Ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol. Much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices. We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.

A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2009 or 2010. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have continued to be a contentious issue. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.
Management believes that the market prices for distiller’s grains change in relation to the prices of other animal feeds, such as corn and soybean meal. As a result of the current economic situation and its effect on commodities prices, there was a significant decrease in the market prices of corn and soybean meal starting in 2008. This resulted in a significant decrease in distiller’s grains prices. We believe that the negative effect of lower corn and soybean meal prices had on market distiller’s grains prices was somewhat offset by decreased distiller’s grains production by the ethanol industry during our 2009 fiscal year. Management believes that several ethanol producers decreased ethanol and distiller’s grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions. Management believes this resulted in decreased distiller’s grains production which we believe had a positive impact on the market price of distiller’s grains.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 95.79% for the fiscal year ended September 30, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs. Corn prices reached historical highs in June 2008, but have decreased since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. Competition for corn in our area has increased basis levels. Although we feel there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. Basis levels at times have been 10 to 20 cents above “normal” seasonal levels. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. For the fiscal year ended September 30, 2009, we recorded losses of approximately $1,595,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded in cost of goods sold in the statement of operations. In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases for various delivery periods through July 2010 for a total commitment of approximately $5,417,000. Approximately $810,000 of the forward corn purchases were with a related party. As of September 30, 2009 we also have open short positions for 620,000 bushels of corn and long positions for 190,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle for various delivery periods through July 2010. For the fiscal year ended September 30, 2009, we recorded gains on our corn contracts of approximately $3,073,000. These gains were recorded against our cost of goods sold in the statement of operations. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably. Natural gas prices have declined following a peak in mid-2008. Management expects short-term natural gas prices to remain lower than historical levels.

Operating Expense
Our operating expenses as a percentage of revenues were 2.22% for the fiscal year ended September 30, 2009. We experienced a significant increase in our operating expenses for the fiscal year ended September 30, 2009 compared to the same periods of 2008 primarily due to an increase in our employees as a result of our plant becoming fully operational. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady.
Operating Income
Our income from operations for the fiscal year ended September 30, 2009 was approximately 1.99% of our revenues. Our operating income for the fiscal year ended September 30, 2009 was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.
Other Expense
Our other expense for the fiscal year ended September 30, 2009 was approximately 2.56% of our revenues. Our other expense for the fiscal year ended September 30, 2009 consisted primarily of interest expense. For the fiscal year ended September 30, 2008, interest expense was capitalized as we were still constructing the plant.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal year ended September 30, 2009.

Fiscal Year Ended
September 30, 2009
Production:
Ethanol sold (gallons)	87,645,515
Distillers grains sold (tons)	267,699

Revenues:
Ethanol average price per gallon	$1.58
Distillers grains average price per ton	$103.53

Primary Inputs:
Corn ground (bushels)	32,293,302
Natural gas purchased (MMBTU)	2,760,264

Costs of Primary Inputs:
Corn average price per bushel ground	$4.04
Natural gas average price per MMBTU	$4.907

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.066
Denaturant cost per gallon of ethanol sold	$0.036
Electricity cost per gallon of ethanol sold	$0.033
Direct Labor cost per gallon of ethanol sold	$0.022

During the fiscal year ended September 30, 2009, the market price of ethanol varied between approximately $1.36 per gallon and approximately $1.72 per gallon. Our average price per gallon of ethanol sold was approximately $1.58. If our average price received per gallon of ethanol had been 10% lower, our net income for the fiscal year ended September 30, 2009 would have decreased by approximately $13,880,000 assuming our other revenues and costs remained unchanged.
During the fiscal year ended September 30, 2009, the market price of distillers grains varied between approximately $76.64 per ton and approximately $148.15 per ton. Our average price per ton of distillers grains sold was approximately $103.53. If our average price received per ton of distillers grains had been 10% lower, our net income for the fiscal year ended September 30, 2009 would have decreased by approximately $2,753,000 assuming our other revenues and costs remained unchanged.
During the fiscal year ended September 30, 2009, the market price of corn varied between approximately $3.41 per bushel and approximately $4.63 per bushel. Our average price per bushel of corn ground was approximately $4.04, without considering the effects of our risk management/hedging. If our average price paid per bushel of corn had been 10% higher, our net income for the fiscal year ended September 30, 2009 would have decreased by approximately $12,998,000 assuming our other revenues and costs remained unchanged.
During the fiscal year ended September 30, 2009, the market price of natural gas varied between approximately $3.31 per MMBTU and approximately $8.028 per MMBTU. Our average price per MMBTU of natural gas was approximately $4.91. If our average price paid per MMBTU of natural gas had been 10% higher, our net income for the fiscal year ended September 30, 2009 would have decreased by approximately $1,354,000, assuming our other revenues and costs remained unchanged.
During the fiscal year ended September 30, 2009, we recorded gains on our corn contracts of approximately $3,073,000. These gains were recorded against our cost of goods sold in the statement of operations. Our net loss for the fiscal year ended September 30, 2009 was approximately $950,000 which was offset by these gains. If the Company had losses on the derivative contracts, our net loss would have been impacted.
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

Three Month Period Ended September 30, 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended September 30, 2009. Because we did not begin operations of the plant until November 2008, we do not have comparable data for the three months ended September 30, 2008.

	Quarter Ended
	September 30, 2009
	(Unaudited)
Income Statement Data	Amount	Percent
Revenues	$50,712,760	100.00%

Cost of Goods Sold	$44,575,493	87.90%

Gross Profit	$6,137,267	12.10%

Operating Expenses	$1,024,974	2.02%

Operating Income	$5,112,293	10.08%

Other Expense	$1,385,340	2.73%

Net Income	$3,726,953	7.35%
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended September 30, 2009.

Three Months Ended
September 30, 2009
Production:
Ethanol sold (gallons)	26,654,467
Distillers grains sold (tons)	83,129

Revenues:
Ethanol average price per gallon	$1.607
Distillers grains average price per ton	$89.64

Primary Inputs:
Corn ground (bushels)	9,314,330
Natural gas purchased (MMBTU)	767,709

Costs of Primary Inputs:
Corn average price per bushel ground	$3.725
Natural gas average price per MMBTU	$3.509

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.059
Denaturant cost per gallon of ethanol sold	$0.037
Electricity cost per gallon of ethanol sold	$0.034
Direct Labor cost per gallon of ethanol sold	$0.017
Changes in Financial Condition for the Fiscal Year Ended September 30, 2009
We experienced an increase in our current assets at September 30, 2009 compared to our fiscal year ended September 30, 2008. We experienced an increase of approximately $5,791,000 in the value of our inventory at September 30, 2009 compared to September 30, 2008, primarily as a result of the commencement of operations at our plant. Additionally, at September 30, 2009 we had trade accounts receivable of approximately $5,945,000 compared to no trade accounts receivable at September 30, 2008. We also had cash of approximately $7,265,000 at September 30, 2009, compared to cash of approximately $462,000 at September 30, 2008 and prepaid and other current assets of approximately $847,000 at September 30, 2009, compared to approximately $58,000 at September 30, 2008.

We experienced an increase in our total current liabilities on September 30, 2009 compared to September 30, 2008. We experienced an increase of approximately $7,396,000 in the current portion of our long term debt and capital lease obligations at September 30, 2009 compared to September 30, 2008 due to the conversion of our construction loan to a term loan with principal and interest payments becoming due on a quarterly basis commencing in July 2009. We also experienced an increase of approximately $1,229,000 for accrued expenses at September 30, 2009 compared to September 30, 2008; and an increase of approximately $1,556,000 in our accounts payable for corn purchases at September 30, 2009 compared to September 30, 2008. Such increases were partially offset by a decrease in our construction retainage payable of approximately $5,328,000 at September 30, 2009 compared to September 30, 2008; a decrease in our liabilities related to the current portion of our derivative instruments of approximately $892,000 at September 30, 2009 compared to September 30, 2008; and a decrease in our non-corn accounts payable of approximately $2,608,000 at September 30, 2009 compared to September 30, 2008.
We experienced an increase in our long-term liabilities as of September 30, 2009 compared to September 30, 2008. At September 30, 2009, we had approximately $77,427,000 outstanding in the form of long-term loans, compared to approximately $61,818,000 at September 30, 2008. This increase is attributed to cash we utilized from our long-term loans to complete the construction of our facility and commence operations. In addition, we determined the current portion of our interest rate swap at September 30, 2009 to be approximately $3,270,000. At September 30, 2008 we classified all of the interest rate swap liability as current.
Critical Accounting Estimates
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
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the September 30, 2009 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At September 30, 2009, we had an interest rate swap with a fair value of $4,131,549 recorded as derivative instruments in the current and long-term liabilities section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge.
As of September 30, 2009, we have open short positions for 620,000 bushels of corn and long positions for 190,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through July 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
We value our inventory at the lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have estimated a loss on these firm purchase commitments related to corn contracts in place at September 30, 2009 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
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
Economic Downturn
The U.S. stock markets crumbled during the winter of 2009 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices and demand for fuel has fluctuated greatly and generally trended downward during our 2009 fiscal year. We believe that these factors have contributed to a decrease in the prices at which we are able to sell our ethanol which may persist throughout all or parts of fiscal year 2009. This down turn severely impacted the ethanol industry which has started to recover as a profitable industry during the second half of the 2009 calendar year.
Corn Prices
Our cost of goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. On December 10, 2009, the USDA released its Crop Production report, which estimated the 2009 grain corn crop at approximately 12.9 billion bushels, approximately 7% higher than the USDA’s estimate of the 2008 corn crop of 12.1 billion bushels. Corn prices reached historical highs in June 2008, but have come down sharply since that time as stronger than expected corn yields materialized and the global financial crisis brought down the prices of most commodities generally. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The number of operating ethanol plants nationwide has declined over the past year due to the economic down turn and failed risk taking by some large competitors.
The price at which we will purchase corn depends on prevailing market prices. There is no assurance that a corn shortage will not develop, particularly if there is an extended drought or other production problems in the 2010 crop year. We anticipate that our plant’s profitability could be negatively impacted during periods of high corn prices that are not offset by increased ethanol prices. Although we expect the negative impact on profitability resulting from high corn prices to be mitigated, in part, by the increased value of the distillers grains we intend to market (as the price of corn and the price of distillers grains tend to fluctuate in tandem), we still may be unable to operate profitably if high corn prices are sustained for a significant period of time.

Ethanol Industry Competition
We operate in a competitive industry and compete with a number of larger, ethanol producers The significant economic down turn in the ethanol industry has driven many large and small producers out of the industry. The ethanol industry is starting to emerge from the difficult collapse that has occurred since the commencement of our operations in November 2008.
Ethanol Marketing
We expect to continue to sell all of the ethanol we produce to Murex, and if Murex fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss during the transition to a new marketer.
Distillers Grains Marketing
With the advancement of research into the feeding of distillers grains based rations to poultry, swine and beef, we anticipate these markets will continue to expand, creating additional demand for distillers grains.
We have an agreement with CHS to market our distillers grains. During our first year of operations we have continued to develop our local markets with the support of CHS to competitively market our distillers grains. The local and regional market is continuing to grow with the education of the nutritionists and farmers working in the poultry, beef and dairy businesses.
Derivatives
We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We have minimized these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.
Technology Developments
One current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, the United States Congress is consistently increasing the availability of incentives to promote the development of commercially viable cellulose based ethanol production technology.
Advances and changes in the technology used to produce ethanol may make the technology we are installing in our plant less desirable or obsolete. As of this date there are no known technologies that would cause our plant to become uncompetitive or completely obsolete.
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

Liquidity and Capital Resources
Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity or debt financing during our 2010 fiscal year. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.
As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce our reliance on our revolving line of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.
The following table shows cash flows for the fiscal years ended September 30, 2009 and 2008:

	Year Ended September 30,
	2009	2008
Net cash used in operating activities	$2,244,876	$1,894,355
Net cash used in investing activities	13,931,689	59,289,152
Net cash provided by financing activities	22,980,155	61,005,541
Cash Flow Used in Operating Activities
We experienced an increase in net cash used in operating activities for the fiscal year ended September 30, 2009 as compared to the same period in 2008. Overall net cash used in operating activities increased due to the Company having accounts receivable and inventory as the plant became operational, miscellaneous receivables related to railroad refunds, and increased in prepaid expenses primarily related to insurance and natural gas purchases. The impact of these changes increased cash used for operations by approximately $11.9 million. This increase in cash used for operating activities, was offset by cash provide by operating activities of approximately $4.3 million from changes in accounts payable, accounts payable — corn, deposits on corn and accrued expenses. In addition, the Company began depreciating assets when they were placed in service during the first quarter of fiscal 2009, which resulted in an add back of approximately $8.1 million of cash provided by operating activities. During our 2009 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.
Cash Flow Used in Investing Activities
We experienced a significant decrease in cash used in investing activities for our fiscal year ended September 30, 2009 as compared to 2008. This decrease was primarily a result of the completion of our ethanol plant during the first quarter of our 2009 fiscal year. Our plant was nearly complete by the end of our fiscal year ending September 30, 2008, accordingly most of the cash used for construction activities occurred during our fiscal year ended September 30, 2008.
Cash Flow Provided by Financing Activities
We experienced a significant reduction in cash provided by financing activities in our fiscal year ended September 30, 2009 as compared to the same period in 2008 primarily as a result of the completion of plant construction in 2008.

Credit Facilities
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha establishing a senior credit facility for the construction of our plant. The credit facility was in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 short-term revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of September 30, 2009, we had an interest rate swap with a fair value of $4,131,549 recorded as a liability and as a deferred loss in other comprehensive loss. The interest rate swap liability represents the present value of interest settlements for future quarterly cash flows based on the spread from the current variable interest rates to the fixed rate of 8.11%. The construction loan offered a variable interest rate equal to the 1-month LIBOR plus 300 basis points. In December 2008, we amended the terms of the agreement to charge interest on the construction loan at the 1-month LIBOR rate plus 300 basis points or 5%, whichever is greater. In December 2008, we extended the $10,000,000 short-term revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. In December 2009, we extended this short-term revolving line of credit to expire in February 2010. Interest on the short-term revolving line of credit will be charged at the greater of the one month LIBOR rate plus 300 basis points or 5%. At September 30, 2009, there were no outstanding borrowings on the short-term revolving line of credit.
In April 2009, the construction loan was converted into multiple term loans one of which was a $41,500,000 Fixed Rate Note, which will be applicable to the interest rate swap agreement, a $31,500,000 Variable Rate Note, and a $10,000,000 Long Term Revolving Note. The term loans have a maturity of five years with a ten-year amortization. The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note beginning in July 2009. The Long Term Revolving Note will accrue interest based on the greater of the one month LIBOR rate plus 300 basis points or five percent. The Variable Rate Note will accrue interest based on the greater of the three month LIBOR rate plus 300 basis points or five percent. We began repaying principal on the Long Term Revolving Note and Variable Rate Note in July 2009. In December 2009, we paid the $9,750,000 balance of the Long Term Revolving Note in full. We currently have availability to draw on this note of $9,500,000.
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
As of September 30, 2009, we had approximately $84,830,000 outstanding on our term loans and corn oil extraction loan.
The loans are secured by our assets and material contracts. In addition, during the term of the loans, we are subject to certain financial covenants consisting of a minimum fixed charge coverage ratio, minimum net worth, and minimum working capital. We are required to maintain a fixed charge coverage ratio of no less than 1.25:1.0 for all periods after April 8, 2009. For the first fiscal quarter after April 8, 2009 our fixed charge coverage ratio is measured on a rolling one quarter basis, for the second fiscal quarter after April 8, 2009 our fixed charge coverage ratio is measured on a rolling two quarter basis, and for the third fiscal quarter after April 8, 2009 our fixed charge coverage ratio is measured on a rolling three quarter basis. Thereafter, our fixed charge coverage ratio will be measured on a rolling four quarter basis. Our fixed charge coverage ratio is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note.
We are also required to maintain a minimum net worth of $65,000,000, measured annually at the end of each fiscal year. In subsequent years, our minimum net worth requirement will increase by the greater of $500,000 or the amount of undistributed earnings accumulated during the prior fiscal year.
We are also required to maintain a minimum amount of working capital, which is calculated as our current assets plus the amount available for drawing under our Long Term Revolving Note, less current liabilities (excluding the current portion of the derivative instrument liability). From August 1, 2009 through November 30, 2009, our minimum working capital had to be $4,000,000. Beginning December 1, 2009 through April 30, 2010, our minimum working capital must be $7,000,000. After May 1, 2010, our minimum working capital must be $10,000,000.

Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. We may make distributions to our members to cover their respective tax liabilities. In addition, with the prior approval of our lender, which may not be unreasonably withheld, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
As shown in the accompanying financial statements, we have working capital of approximately $8,980,000 and approximately $9,014,000 of working capital as defined in our loan agreement at September 30, 2009. We have completed over a year of operations as of the filing of this report. We are currently in compliance with our financial covenants. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months. If our working capital surplus does not continue to increase, we will likely be in default of our loan covenants on the date of measurement.
Our plan to address our liquidity needs involved the renewal of our $10,000,000 short-term revolving line of credit through December 2009. As of November 30, 2009, we have approximately $8,100,000 available to draw on the short-term revolving line of credit. In addition, we have paid the entire balance on the long-term revolver of $9,750,000 at September 30, 2009 off through the date of this report. We currently have $9,500,000 available to draw on the long-term revolver. As of December 15, 2009, we have $10,000,000 available to draw on the short-term revolving line of credit. In July 2009 we amended our ethanol marketing agreement with our ethanol marketer to reduce the timeframe for our ethanol receivables by approximately 13 days, although we are required to pay an incremental commission to do so. This, in addition to improved margins in the ethanol industry, has helped us to significantly reduce the outstanding balance on our short-term revolving line of credit. We have increased our production rates in order to capitalize on the improved margins the industry is now seeing and we operated at approximately 100% capacity for the fiscal year ended September 30, 2009. We replaced our $450,000 cash deposit with our electric service provider with a letter of credit. We have also considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs and the possibility of sharing spare part inventories with other ethanol plants. In addition, we are continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
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

Grant and Government Programs
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
We have received reimbursement of funds spent on infrastructure which qualify for our Industrial Development Grant Fund from the state of Indiana.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for each of the years then ended. Cardinal Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
Certified Public Accountants
Minneapolis, Minnesota
December 28, 2009

CARDINAL ETHANOL, LLC
Balance Sheets

	September 30, 2009	September 30, 2008

ASSETS

Current Assets
Cash	$7,265,125	$461,535
Trade accounts receivable	5,945,146	—
Miscellaneous receivables	1,021,479	27,000
Inventories	5,791,302	—
Deposits	1,045,079	195,250
Prepaid and other current assets	846,771	57,723
Derivative instruments	135,012	—

Total current assets	22,049,914	741,508

Property and Equipment
Land and land improvements	20,978,132	2,657,484
Plant and equipment	116,888,805	36,238
Building	6,991,721	619,615
Office equipment	307,494	238,395
Vehicles	31,928	31,928
Construction in process	—	136,743,326

	145,198,080	140,326,986
Less accumulated depreciation	(7,988,509)	(41,330)

Net property and equipment	137,209,571	140,285,656

Other Assets
Deposits	368,808	1,541,200
Financing costs, net of amortization	699,959	856,595

Total other assets	1,068,767	2,397,795

Total Assets	$160,328,252	$143,424,959

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,329,785	$3,937,930
Accounts payable-corn	1,556,398	—
Construction retainage payable	351,700	5,679,730
Accrued expenses	1,533,963	304,607
Derivative instruments	861,569	1,753,198
Current maturities of long-term debt and capital lease obligations	7,402,860	6,617

Total current liabilities	13,036,275	11,682,082

Long-Term Debt and Capital Lease Obligations	77,427,000	61,818,344

Derivative Instruments	3,269,980	—

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital,14,606 units outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(4,131,549)	(1,753,198)
Accumulated income (deficit)	(185,667)	765,518

Total members’ equity	66,594,997	69,924,533

Total Liabilities and Members’ Equity	$160,328,252	$143,424,959

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008

Revenues	$167,738,057	$—

Cost of Goods Sold
Cost of goods sold	159,079,141	—
Lower of cost or market adjustment	1,595,476	—

Total	160,674,617	—

Gross Profit	7,063,440	—

Operating Expenses
Professional fees	757,950	363,768
General and administrative	2,968,101	902,600

Total	3,726,051	1,266,368

Operating Income (Loss)	3,337,389	(1,266,368)

Other Income (Expense)
Grant income	24,702	143,862
Interest and dividend income	2,654	108,440
Interest expense	(4,345,390)	—
Miscellaneous income	29,460	5,812

Total	(4,288,574)	258,114

Net Loss	$(951,185)	$(1,008,254)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Loss Per Unit — basic and diluted	$(65.12)	$(69.03)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statement of Changes in Members’ Equity

			Accumulated
		Accumulated	Other
	Member	Income	Comprehensive
	Contributions	(Deficit)	Loss
Balance — October 1, 2007	70,912,213	1,773,772	(222,506)

Comprehensive loss
Net loss for year ended September 30, 2008	—	(1,008,254)	—

Other comprehensive loss
Unrealized loss on derivative contracts, net	—	—	(1,530,692)

Balance — September 30, 2008	70,912,213	765,518	(1,753,198)

Comprehensive income
Net loss for year ended September 30, 2009	—	(951,185)	—

Other comprehensive income
Unrealized loss on derivative contracts, net	—	—	(2,378,351)

Balance — September 30, 2009	$70,912,213	$(185,667)	$(4,131,549)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	September 30, 2009	September 30, 2008

Cash Flows from Operating Activities
Net loss	$(951,185)	$(1,008,254)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	8,099,316	33,077
Change in fair value of derivative instruments	(3,072,937)	—
Loss on sale of fixed asset	—	1,472
Lower of cost or market adjustments to inventory	1,595,476
Change in assets and liabilities:
Trade accounts receivables	(5,945,146)	—
Miscellaneous receivable	(994,479)	(22,460)
Interest receivable	—	21,618
Inventories	(7,386,778)	—
Prepaid and other current assets	(789,048)	(37,924)
Deposits	322,563	(1,097,450)
Derivative instruments	2,937,925	—
Accounts payable	1,153,663	141,822
Accounts payable-corn	1,556,398	—
Accrued expenses	1,229,356	73,744

Net cash used in operating activities	(2,244,876)	(1,894,355)

Cash Flows from Investing Activities
Capital expenditures	(912,507)	(846,152)
Payments for construction in process	(13,019,182)	(79,043,000)
Proceeds from investments, net	—	20,600,000

Net cash used in investing activities	(13,931,689)	(59,289,152)

Cash Flows from Financing Activities
Payments for financing costs	(24,744)	(112,399)
Payments for capital lease obligations	(7,245)	—
Proceeds from long-term debt	24,806,928	61,117,940
Payments on long-term debt	(1,794,784)	—

Net cash provided by financing activities	22,980,155	61,005,541

Net Increase (Decrease) in Cash	6,803,590	(177,966)

Cash — Beginning of Period	461,535	639,501

Cash — End of Period	$7,265,125	$461,535

Supplemental Cash Flow Information
Interest paid, net of $387,167 and $1,533,995 capitalized, respectively	$2,874,893	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$351,700	$9,429,538

Interest paid by debt financing	—	675,132

Financing costs in accounts payable	—	12,000

Loss on derivative instruments included in other comprehensive income	(2,378,351)	(1,530,692)

Accrued interest capitalized in construction in process	—	214,785

Amortization of financing costs capitalized	17,243	56,699

Assets acquired through capital lease obligations	—	31,889

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful lives of fixed assets, allowance for doubtful accounts, the valuation of basis and delay price contracts on corn purchases, the valuation of derivatives, inventory, fixed assets, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
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
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Amounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is at least possible this estimate will change in the future.
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Cost for substantially all inventory is determined using the lower of (average) cost or market.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
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
As a result of management’s review of depreciable lives and analysis of information available in the industry, on April 1, 2009 the Company increased its estimate of the useful lives of certain processing equipment from 15 years to 20 years. As a result of this change the Company recorded approximately $520,000 less in depreciation expense for the year ended September 30, 2009.
Long-Lived Assets
The Company reviews its long-lived assets, such as property, plant, and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
In November 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 100 million gallons per year. The carrying value of these facilities at September 30, 2009 was approximately $137 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facility based on projected future cash flows from operations over the facility’s estimated useful life. Management has determined that the projected future undiscounted cash flows from operations of this facility exceeds its carrying value at September 30, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities, some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations. No adjustment has been made in these financial statements for this uncertainty.
Financing Costs
Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when the Company draws on the loans. Amortization for the years ended September 30, 2009 and 2008 was approximately $226,000 and $57,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Grants
The Company recognizes grant proceeds as other income upon complying with the conditions of the grant. For reimbursements of incremental expenses (expenses the Company otherwise would not have incurred had it not been for the grant), the grant proceeds are recognized as a reduction of the related expense. For reimbursement of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company believes that there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue. The Company’s products are sold FOB shipping point.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $1,950,000 for the year ended September 30, 2009. Freight was approximately $12,170,000 for the year ended September 30, 2009. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
Derivative Instruments
From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.
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
Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements.
On October 1, 2008, the Company adopted guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company follows the established hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. The Company utilizes the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the year ended September 30, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The carrying value of cash, accounts receivable, accounts payable, accrued liabilities, derivative instruments and debt approximates fair value. The Company estimates that the fair value of all financial instruments at September 30, 2009 approximates their carrying values in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs as required for the portion of interest that is attributable to the historical cost of developing or constructing the asset. The Company capitalized approximately $1,921,000 of interest through completion of construction. These costs have been included in fixed assets as of September 30, 2009. The Company capitalized approximately $1,534,000 of interest for the year ending September 30, 2008.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2009 or 2008.
Net Loss per Unit
Basic net loss per unit is computed by dividing net loss by the weighted average number of members’ units outstanding during the period. Diluted net income per unit is computed by dividing net loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net loss per unit are the same.
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

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Adoption of New Accounting Pronouncements
Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. All accounting references have been updated, and therefore SFAS references have been replaced with a definition of the accounting policy where applicable. The Company adopted this guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s financial statements.
In May 2009, the FASB issued guidance related to “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events. This guidance is effective for interim and annual periods ending after June 15, 2009, and the Company adopted it effective September 30, 2009. The adoption did not have a material impact on the Company’s results of operations or financial position.
Subsequent Events
The Company has evaluated subsequent events through December 28, 2009, the date which the financial statements were available to be issued.
2. CONCENTRATIONS
One major customer accounted for approximately 84% of the outstanding accounts receivable balance at September 30, 2009. This same customer accounted for approximately 84% of revenue for the year ended September 30, 2009.
3. INCOME TAXES
The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2009 and 2008 are as follows:

	2009	2008
Financial statement basis of assets	$160,328,252	$143,424,959
Organization and start-up costs	1,976,610	1,720,109
Book to tax depreciation and amortization	(25,874,665)	(16,675)
Book to tax derivative instruments	(135,012)	—

Income tax basis of assets	$136,295,185	$145,128,393

Financial statement basis of liabilities	$93,733,255	$73,500,426
Interest rate swap	(4,131,549)	(1,753,198)

Income tax basis of liabilities	$89,601,706	$71,747,228

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
4. MEMBERS’ EQUITY
The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.
5. INVENTORIES
Inventories consist of the following as of September 30, 2009:

Raw materials	$1,806,167
Work in progress	1,348,451
Finished goods	2,021,267
Spare parts	615,417

Total	$5,791,302

For the year ended September 30, 2009, the Company recorded losses of approximately $1,595,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol for the inventory on hand. The loss was recorded in cost of goods sold in the statement of operations.
In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2009 the Company has forward corn purchase contracts for various delivery periods through July 2010 for a total commitment of approximately $5,417,000. Approximately $810,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the impairment evaluation with respect to inventory.
6. DERIVATIVE INSTRUMENTS
As of September 30, 2009, the Company has entered into corn derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.
Commodity Contracts
The Company enters into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to twelve months in order to protect gross profit margins from potentially adverse effects of market and price volatility on corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn derivative changes in fair market value are included in costs of goods sold.
As of September 30, 2009, the Company has open short positions for 620,000 bushels of corn and long positions for 190,000 bushels of corn on the Chicago Board of Trade to hedge its forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle for various delivery periods through July 2010. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Interest Rate Contract
The Company manages its floating rate debt using an interest rate swap. The Company entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.
At September 30, 2009, the Company had approximately $40.8 million of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
The interest rate swaps held by the Company as of September 30, 2009 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.
The following tables provide details regarding the Company’s derivative financial instruments at September 30, 2009:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments – Current	$—	$861,569
Interest rate swap	Derivative Instruments – Long Term		3,269,980
Corn contracts	Derivative Instruments – Current	135,012	—
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations at September 30, 2009:

	Amount of		Amount of		Amount of
	Loss	Location of	Loss Reclassified		Loss
	Recognized	Loss	From Accumulated		Recognized
	In OCI on	Reclassified	OCI into		in Income on
	Derivative – for	From	Income on Derivative –	Location of	Derivative
	Year ended	Accumulated	Year ended	Loss	Year ended
	September 30,	OCI into	September 30,	Recognized	September 30,
	2009	Income	2009	in Income	2009
Interest rate swaps	$2,378,351	Interest expense	$229,047	Interest expense	$661,494

Total	$2,378,351		$229,047		$661,494

	Statement of Operations	Year ended September 30,
	Location	2009
Commodity contracts	Cost of Goods Sold	$3,072,937

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
7. FAIR VALUE MEASUREMENTS
Various inputs are considered when determining the value of financial instruments. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below:
•
Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 inputs include the following:
•	Quoted prices in active markets for similar assets or liabilities.
•	Quoted prices in markets that are not active for identical or similar assets or liabilities.
•	Inputs other than quoted prices that are observable for the asset or liability.
•	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs are unobservable inputs for the asset or liability.
The following table provides information on those assets measured at fair value on a recurring basis as of September 30, 2009:

			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$4,131,549	$4,131,549	$—	$4,131,549	$—

Commodity derivative instruments	135,012	135,012	135,012	—	—
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
8. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a short-term revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April 2009, the construction loan was converted into three separate term loans: a fixed rate note, a variable rate note, and a long term revolving note. The fixed rate note is applicable to the interest rate swap agreement. The term loans have a maturity of five years with a ten-year amortization.
Line of Credit
In December 2008, the Company extended the $10,000,000 short-term revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. In December 2009, the Company extended the short-term revolving line of credit to February 2010. Interest on the short-term revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. There were no outstanding borrowings on the line of credit at September 30, 2009 or 2008.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
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
The fair value of the interest rate swap was $4,131,549 and is included in current and long term liabilities on the balance sheet (Note 6). The Company is required to make quarterly principal and accrued interest payments commencing July 2009 through April 2014. Although the Company may prepay this note, it would be subject to prepayment penalties to make bank whole if it did so. The outstanding balance of this note was $40,816,864 at September 30, 2009 and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
The Company is required to make quarterly payments of $1,546,162 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note, then $250,000 on the principle of the long term revolving note and finally to principal on the variable rate note which commenced July 2009 and continuing through April 2014. Once the variable rate note is paid in full, the payment shall be applied first to accrued interest on the long term revolving note and then to the principal outstanding on the long term revolving note until the balance is paid in full. Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At September 30, 2009, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At September 30, 2009, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At September 30, 2009 the balance on the variable rate note and the long term revolving note was $30,728,352 and $9,750,000, respectively.
Corn Oil Extraction Note
In July 2008, the Company and the financial institution extended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain targets, measured quarterly. At September 30, 2009 the balance on the corn oil extraction note was $3,510,000.
Letters of Credit
At September 30, 2009, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 10).
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009. The Company was in compliance with all covenants at September 30, 2009 and the Company anticipates that they will meet these covenants through October 1, 2010. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4 million annually and $12 million over the life of the loan.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Long-term debt, as discussed above, consists of the following at September 30, 2009:

Fixed rate loan	$40,816,864
Variable rate loan	30,728,352
Revolving loan	9,750,000
Corn oil extraction note	3,510,000
Capital lease obligation (note 9)	24,644

Totals	84,829,860
Less amounts due within one year	(7,402,860)

Net long-term debt	$77,427,000

The estimated maturities of long-term debt at September 30, 2009 are as follows:

2010	$7,402,860
2011	7,872,477
2012	8,365,350
2013	8,893,102
2014	52,296,071

Total long-term debt	$84,829,860

9. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008 through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of September 30, 2009, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at September 30, 2009.
At September 30, 2009, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating	Total
2010	$8,184	$1,084,800	$1,092,984
2011	8,928	1,084,800	1,093,728
2012	8,928	1,084,800	1,093,728
2013	744	1,068,500	1,069,244
2014	—	90,094	90,094

Total minimum lease commitments	26,784	4,412,994	4,439,778
Less interest	(2,140)	—	(2,140)

Present value of minimum lease payments	$24,644	$4,412,994	$4,437,638

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
10. COMMITMENTS AND CONTINGENCIES
Plant Construction Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $162,000,000. The Company funded the development of the ethanol plant with $71,550,000 of equity, of which $70,190,000 was raised through an offering and securing debt financing, grants, and other incentives of approximately $90,450,000.
In December 2006, the Company signed a lump-sum design-build agreement with a general contractor. In November 2008, construction of the plant reached substantial completion. As of September 30, 2009, all payments related to the design-build agreement have been paid in full.
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party regarding the construction, maintenance and use of both the Company’s portion and the railroad’s portion of the private sidetrack rail facility at the plant. The Company advanced approximately $1,097,000 to be applied to the railroad’s portion of the sidetrack that the unrelated party constructed. The Company anticipates they will be eligible to receive the entire amount of the advance over the term of the agreement. The advance and the costs incurred by the Company for its portion of the sidetrack construction are subject to refunds based on qualifying railcar outbound shipments. This deposit will be refunded at a rate of $100 per loaded railcar (10,975 cars) of outbound shipments of ethanol and dry distiller’s grain from which the railroad receives a minimum of $1,000 of line haul revenue. At September 30, 2009 approximately $1,057,000 and $40,000 is classified as current and long term assets, respectively. Of this receivable balance, the Company has collected approximately $404,000 through the date of this report. Part of the cost of the Company’s portion of the sidetrack, not to exceed $1,000,000, is subject to refunds at the rate of $75 per loaded railcar (13,333 cars) of outbound shipments of ethanol and dry distiller’s grain from which the railroad receives a minimum of $1,000 of line haul revenue. At September 30, 2009 approximately $332,000 has been recorded in receivables and against cost of goods sold on the balance sheet and statement of operations. Claims can be filed annually on or after each anniversary of the in-service date (September 2, 2008). The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice.
In June 2008, the Company entered into an agreement with an unrelated party for the construction and installation of a tricanter oil separation system for approximately $3,017,000. As of September 30, 2009, substantially all work on this contract had been completed and approximately $352,000 was included in construction retainage payable.
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

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
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
Utility Agreement
In March 2007, the Company entered into an agreement with a natural gas utility in order to modify and extend the utility’s existing distribution system. The Company has agreed to pay a total of $639,000 toward the required distribution system extension and modifications. All funds paid by the Company are refundable subject to fulfillment of a long-term transportation service contract for redelivery of natural gas with the same unrelated party and refunds are received monthly as fulfillment is met. At September 30, 2009, approximately $248,000 is included in long-term deposits and approximately $212,000 is included in current deposits.
In March 2007, the Company entered into a natural gas services contract with an initial term of ten years and automatic renewals for up to three consecutive one year periods. Under the contract, the Company agrees to pay a fixed transportation charge per therm delivered for the first five years. For the remaining five years, the fixed transportation charge will be increased by the compounded inflation rate (as determined by the Consumer Price Index). The contract commenced in November 2008 when plant operations began.
In January 2009, the Company entered into an agreement to pay a security deposit of $450,000 for electrical services, payable in three monthly installments of $150,000 starting in March 2009. In August 2009, this deposit was returned to the Company and replaced with a letter of credit (Note 8).
Software License Agreement
In October 2009 the Company entered into a license agreement effective September 30, 2009 for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of September 30, 2009 no amounts were owed related to this agreement.
Development Agreement
In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company’s direction, for the plant. At September 30, 2009 there is approximately $109,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.
Tax abatement
In October 2006, the real estate that the plant was developed on was determined to be an economic revitalization area, which qualified the Company for tax abatement. The abatement period is for a 10 year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2010. The program allows for 100% abatement of property taxes beginning in year 1, and then decreases on a ratable scale so that in year 11 the full amount of property taxes are due and payable. The Company must apply annually and meet specified criteria to qualify for the abatement program.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Legal Proceedings
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.
11. EMPLOYEE BENEFIT PLAN
In July 2008, the Company approved a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee. In order to receive a contribution, the employee must have worked 1,000 hours in the plan year and be employed as of the last day of the calendar year. The Company contributed approximately $8,500 to the defined contribution plan during the year ended September 30, 2009.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the years ended September 30, 2009 and 2008 were as follows:

	2009	2008
Balance at beginning of year	$(1,753,198)	$(222,506)
Unrealized loss on derivative instruments	(2,378,351)	(1,530,692)

Balance at end of year	$(4,131,549)	$(1,753,198)

The statement of comprehensive loss for the years ending September 30, 2009 and 2008 were as follows:

	2009	2008
Net loss	$(951,185)	$(1,008,254)
Interest rate swap fair value change	(2,378,351)	(1,530,692)

Comprehensive loss	$(3,329,536)	$(2,538,946)

13. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 83% of total revenues and corn costs average 82% of total cost of goods sold.
The Company’s operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and the cost of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company’s risk management program is used to protect against the price volatility of these commodities.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2009 and 2008
Management has considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs. Management has entered into a software license agreement to improve production and reduce costs for the upcoming years (Note 10). Management has renegotiated their contract with its ethanol marketer to receive payment within seven days of shipment rather than the previous twenty days.
Management believes that they will continue to operate in the present form and intends to do so in the near term. The company intends to continue working with their lenders to ensure that the agreements and terms of the loan agreements are met going forward. However, no assurance can be given that management’s actions will result in sustained profitable operations. Because it is unclear what the market will do, there is uncertainty about the Company’s ability to meet its liquidity needs and financial covenants when they become effective. The financial statements do not include any adjustments that might be necessary, should the Company be unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time. The Company has had no disagreements with its auditors.

ITEM 9A(T).	CONTROLS AND PROCEDURES.
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
At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Jeff Painter, and our interim Principal Financial and Accounting Officer, Dale Schwieterman. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of September 30, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.
As of September 30, 2009, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
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
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2009. Our management is in the process of addressing the above material weaknesses and, since the termination of our former Chief Financial Officer in June 2009, is utilizing the services of an outside accounting firm to assist with this process. We believe this will help remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

ITEM 9B.	OTHER INFORMATION.
None.
PART III
Pursuant to General Instruction E(3), we omit Part III, Items 9, 10, 11, 12 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2009).
ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2009 fiscal year. This proxy statement is referred to in this report as the 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference from the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference from the 2010 Proxy Statement.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	1

10.2	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	1

10.3	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	1

10.4	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	1

10.5	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.	2

10.6	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

(1)	Incorporated by reference as filed on Form 10-Q filed with the SEC on May 20, 2009.

(2)	Incorporated by reference as filed on Form 8-K filed with the SEC on July 7, 2009 as exhibit 99.1.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: December 28, 2009	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer (Principal Executive Officer)

Date: December 28, 2009	/s/ Dale Schwieterman
Dale Schwieterman
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2009	/s/ Troy Prescott
Troy Prescott
Chairman and Director

Date: December 28, 2009	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer and Director

Date: December 28, 2009	/s/ Tom Chalfant
Tom Chalfant
Secretary and Director

Date: December 28, 2009	/s/ Robert Davis
Robert Davis,
Vice Chairman and Director

Date: December 28, 2009	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date: December 28, 2009	/s/ Thomas C. Chronister
Thomas C. Chronister, Director

Date: December 28, 2009	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date: December 28, 2009	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date: December 28, 2009	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date: December 28, 2009	/s/ Lawrence A. Lagowski
Lawrence A. Lagowski, Director

Date: December 28, 2009	/s/ Robert Baker
Robert Baker, Director