Form 10-Q
period 2009-12-31
Cardinal Ethanol LLC
filed 2010-02-11
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 1, 2010 there were 14,606 units outstanding.

\

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)

ASSETS

Current Assets
Cash	$6,792,357	$7,265,125
Trade accounts receivable	10,200,723	5,945,146
Miscellaneous receivables	468,563	1,021,479
Inventories	8,420,976	5,791,302
Deposits	828,564	1,045,079
Prepaid and other current assets	1,653,752	846,771
Derivative instruments	898,388	135,012

Total current assets	29,263,323	22,049,914

Property and Equipment
Land and land improvements	20,994,169	20,978,132
Plant and equipment	116,940,309	116,888,805
Building	6,991,721	6,991,721
Office equipment	307,494	307,494
Vehicles	31,928	31,928
Construction in process	182,500	—

	145,448,121	145,198,080
Less accumulated depreciation	(10,066,143)	(7,988,509)

Net property and equipment	135,381,978	137,209,571

Other Assets
Deposits	351,660	368,808
Financing costs, net of amortization	643,408	699,959

Total other assets	995,068	1,068,767

Total Assets	$165,640,369	$160,328,252

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,915,794	$1,329,785
Accounts payable- corn	7,029,005	1,556,398
Construction retainage payable	351,700	351,700
Accrued expenses	1,312,170	1,533,963
Derivative instruments	1,033,382	861,569
Current maturities of long-term debt and capital lease obligations	7,961,996	7,402,860

Total current liabilities	19,604,047	13,036,275

Long-Term Debt and Capital Lease Obligations	65,556,333	77,427,000

Derivative Instruments	2,577,565	3,269,980

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital,14,606 units outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(3,610,947)	(4,131,549)
Accumulated income (deficit)	10,601,158	(185,667)

Total members’ equity	77,902,424	66,594,997

Total Liabilities and Members’ Equity	$165,640,369	$160,328,252

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$63,549,871	$26,272,445

Cost of Goods Sold	50,598,335	28,678,403

Gross Profit (Loss)	12,951,536	(2,405,958)

Operating Expenses
Professional fees	216,404	143,748
General and administrative	687,449	452,628

Total	903,853	596,376

Operating Income (Loss)	12,047,683	(3,002,334)

Other Income (Expense)
Interest income	706	—
Interest expense	(1,306,333)	(699,454)
Miscellaneous income	44,769	10,978

Total	(1,260,858)	(688,476)

Net Income (Loss)	$10,786,825	$(3,690,810)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$738.52	$(252.69)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$10,786,825	$(3,690,810)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	2,134,185	1,568,390
Change in fair value of derivative instruments	909,624	(308,270)
Change in assets and liabilities:
Trade accounts receivables	(4,255,577)	(7,166,746)
Miscellaneous receivable	552,916	—
Inventories	(2,629,674)	(9,280,397)
Prepaid and other current assets	(806,981)	(1,220,000)
Corn deposit	—	(285,364)
Deposits	233,663	(64,637)
Derivative instruments	(1,673,000)	(416,075)
Accounts payable	494,759	2,912,874
Accounts payable-corn	5,472,607	2,753,586
Accrued expenses	(221,793)	53,401

Net cash provided by (used for) operating activities	10,997,554	(15,144,048)

Cash Flows from Investing Activities
Capital expenditures	(158,791)	(258,728)
Payments for construction in process	—	(7,791,152)

Net cash used for investing activities	(158,791)	(8,049,880)

Cash Flows from Financing Activities
Proceeds from line of credit	—	4,200,000
Payments for financing costs	—	(15,196)
Payments for capital lease obligations	(1,903)	(1,088)
Proceeds from long-term debt	—	18,764,620
Payments on long-term debt	(11,309,628)	—

Net cash provided by (used for) financing activities	(11,311,531)	22,948,336

Net Decrease in Cash	(472,768)	(245,592)

Cash — Beginning of Period	7,265,125	461,535

Cash — End of Period	$6,792,357	$215,943

Supplemental Cash Flow Information
Interest paid, net of $0 and $387,167 capitalized, respectively	$1,402,331	$217,223

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$442,950	$6,971,790

Financing costs in accounts payable	—	6,000

Gain (loss) on derivative instruments included in other comprehensive income	520,602	(3,225,300)

Accrued early completion bonus included in fixed assets	—	750,000

Amortization of financing costs capitalized	—	17,243

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2009, contained in the Company’s annual report on Form 10-K.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Cardinal Ethanol, LLC, (an Indiana Limited Liability Company) was organized on February 7, 2005 to pool investors to build a 100 million gallon annual production ethanol plant near Union City, Indiana. The Company was originally named Indiana Ethanol, LLC and changed its name to Cardinal Ethanol, LLC effective September 27, 2005. The construction of the ethanol plant was substantially completed in November 2008 and began operations at that time. Prior to November 2008, the Company was in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $780,000 for the three months ended December 31, 2009. Freight was approximately $2,425,000 for the three months ended December 31, 2009. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
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
Subsequent Events
The Company has evaluated subsequent events through February 11, 2010, the date which the financial statements were available to be issued.
2. CONCENTRATIONS
One major customer accounted for approximately 90% of the outstanding accounts receivable balance at December 31, 2009. This same customer accounted for approximately 87% of revenue for the period ending December 31, 2009.
3. INVENTORIES
Inventories consist of the following as of December 31, 2009 and September 30, 2009:

	December 31,2009	September 30, 2009
	(Unaudited)
Raw materials	$3,410,342	$1,806,167
Work in progress	1,519,963	1,348,451
Finished goods	2,706,721	2,021,267
Spare parts	783,950	615,417

Total	$8,420,976	$5,791,302

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2009, the Company has forward corn purchase contracts for various delivery periods through December 2011 for a total commitment of approximately $14,476,000. Approximately $2,380,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the impairment evaluation with respect to inventory valuation.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
4. DERIVATIVE INSTRUMENTS
As of December 31, 2009, the Company has entered into corn derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.
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
As of December 31, 2009, the Company has open short positions for 4,500,000 bushels of corn on the Chicago Board of Trade to hedge its forward corn contracts and corn inventory. These derivatives are not designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle for various delivery periods through March 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
At December 31, 2009, the Company had approximately $40,100,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
The interest rate swaps held by the Company as of December 31, 2009 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.
The following tables provide details regarding the Company’s derivative financial instruments at December 31, 2009:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments — Current	$—	$1,033,382
Interest rate swap	Derivative Instruments — Long Term	—	2,577,565
Corn contracts	Derivative Instruments — Current	898,388	—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations at December 31

Amount of (Loss)
		Reclassified from	Amount of (Loss)
	Amount of Gain Recognized in	Accumulated OCI into	Reclassified in interest
Derivative in Cash	OCI on Derivative -	interest expense on Derivative -	expense on Derivative -
Flow Hedging	Three-months ended	Three-months ended	Three-months ended
Relationship	December 31, 2009	December 31, 2009	December 31, 2009

Interest rate swap	$520,602	$(313,935)	$(619,166)

Total	$520,602	$(313,935)	$(619,166)

Derivatives not	Location of Gain (Loss)	Amount of Gain (Loss)
Designated as	recognized in Statement of	recognized in Income on
Hedging Instruments	Operations	Derivatives

Commodity Contracts	Cost of Goods Sold	$(909,624)
5. FAIR VALUE MEASUREMENTS
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

•	Level 2 inputs include the following:
•	Quoted prices in active markets for similar assets or liabilities.

•	Quoted prices in markets that are not active for identical or similar assets or liabilities.

•	Inputs other than quoted prices that are observable for the asset or liability.

•	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs are unobservable inputs for the asset or liability.
The following table provides information on those assets measured at fair value on a recurring basis as of December 31, 2009:

			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap Liability	$3,610,947	$3,610,947	$—	$3,610,947	$—
Commodity derivative Instruments	$898,388	$898,388	$898,388	$—	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
We determine the fair value of the interest rate swap shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market.
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
Line of Credit
In December 2008, the Company extended the $10,000,000 short-term revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. In December 2009, the Company extended the short-term revolving line of credit to February 2010. The Company is currently in negotiations with their lending institution to extend the short-term line of credit through February 2011. Interest on the short-term revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. There were no outstanding borrowings on the line of credit at December 31, 2009 or September 30, 2009.
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
The fair value of the interest rate swap at December 31, 2009 was $3,610,947 and was $4,131,549 at September 30, 2009 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments commencing July 2009 through April 2014. Although the Company may prepay this note, it would be subject to prepayment penalties to make bank whole if it did so. The outstanding balance of this note was $40,128,953 and $40,816,864 at December 31, 2009 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
The Company is required to make quarterly payments of $1,546,162 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note, and finally to principal on the variable rate note which commenced July 2009 and continuing through April 2014. Once the variable rate note is paid in full, the payment shall be applied first to accrued interest on the long term revolving note and then to the principal outstanding on the long term revolving note until the balance is paid in full.
The maximum availability on the long term revolving note shall reduce by $250,000 each quarter. The Company is required to pay each quarter the amount necessary to reduce the outstanding principal balance of the long term revolving note so that it is within the maximum availability applicable on each reduction date.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At December 31, 2009, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At December 31, 2009, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At December 31, 2009 and September 30, 2009 the balance on the variable rate note was $29,946,635 and $30,728,352, respectively. The long term revolving note was paid in full during the three months ended December 31, 2009. The balance on the long term revolving note was $9,750,000 at September 30, 2009. The maximum availability on the long term revolver at December 31, 2009 was $9,500,000.
Corn Oil Extraction Note
In July 2008, the Company and the financial institution extended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At December 31, 2009 and September 30, 2009 the balance on the corn oil extraction note was $3,420,000 and $3,510,000, respectively.
Letter of Credit
At December 31, 2009, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 8).
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009. The Company was in compliance with all covenants at December 31, 2009 and the Company anticipates that they will meet these covenants through January 1, 2011. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.
Long-term debt, as discussed above, consists of the following at December 31, 2009:

Fixed rate loan	$40,128,953
Variable rate loan	29,946,635
Corn oil extraction note	3,420,000
Capital lease obligation (note 7)	22,741

Totals	73,518,329
Less amounts due within one year	7,961,996

Net long-term debt	$65,556,333

The estimated maturities of long-term debt at December 31, 2009 are as follows:

2010	$7,961,996
2011	8,507,868
2012	9,035,823
2013	9,599,953
2014	38,412,689

Total long-term debt	$73,518,329

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
7. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008 through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of December 31, 2009, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at December 31, 2009.
At December 31, 2009, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating	Total
2010	$8,184	$1,084,800	$1,092,984
2011	8,928	1,084,800	1,093,728
2012	7,440	1,083,170	1,090,610
2013	—	888,362	888,362
2014	—	662	662

Total minimum lease commitments	24,552	4,141,794	4,166,346
Less interest	(1,811)	—	(1,811)

Present value of minimum lease payments	$22,741	$4,141,794	$4,164,535

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
In May 2008, the Company entered into a private sidetrack agreement with an unrelated party regarding the construction, maintenance and use of both the Company’s portion and the railroad’s portion of the private sidetrack rail facility at the plant. The Company advanced approximately $1,097,000 to be applied to the railroad’s portion of the sidetrack that the unrelated party constructed. The Company anticipates they will be eligible to receive the entire amount of the advance over the term of the agreement. The advance and the costs incurred by the Company for its portion of the sidetrack construction are subject to refunds based on qualifying railcar outbound shipments. This deposit will be refunded at a rate of $100 per loaded railcar (10,975 cars) of outbound shipments of ethanol and dry distiller’s grain from which the railroad receives a minimum of $1,000 of line haul revenue. As of December 31, 2009 the Company has been refunded approximately $404,000. Approximately $613,000 and $80,000 is classified as current and long term assets, respectively, at December 31, 2009. At September 30, 2009 approximately $1,057,000 and $40,000 was classified as current and long term assets, respectively. Part of the cost of the Company’s portion of the sidetrack, not to exceed $1,000,000, is subject to refunds at the rate of $75 per loaded railcar (13,333 cars) of outbound shipments of ethanol and dry distiller’s grain from which the railroad receives a minimum of $1,000 of line haul revenue. As of December 31, 2009 the Company has collected approximately $306,000 related to this refund. Approximately $130,000 has been recorded in receivables on the balance sheet and approximately $101,000 has been recorded against cost of goods sold on the statement of operations for the three months ended December 31, 2009. At September 30, 2009 approximately $332,000 has been recorded in receivables and against cost of goods sold on the balance sheet and statement of operations. Claims can be filed annually on or after each anniversary of the in-service date (September 2, 2008). The agreement shall continue until terminated by either party for specific causes as detailed in the agreement for the first five years. After this date, either party may terminate the agreement upon thirty days notice.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
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
In December 2006, the Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and at the election of the Company, the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. For the period ending December 31, 2009 the Company elected to pay the increased commission rate and to receive payment after 7 days of shipment. In January 2010, the Company elected to begin receiving payment after 20 days of shipment, for the reduced commission rate.
Utility Agreement
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
Software License Agreement
In October 2009, the Company entered into a license agreement effective September 30, 2009 for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of December 31, 2009, approximately $183,000 had been paid related to this contract and is included in construction in progress on the balance sheet.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2009
9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended December 31, 2009 and 2008 were as follows:

	2009	2008
Balance at beginning of quarter	$(4,131,549)	$(1,753,198)
Unrealized gain (loss) on derivative instruments	520,602	(3,225,300)

Balance at end of quarter	$(3,610,947)	$(4,978,498)

The statement of comprehensive income (loss) for the three month ended December 31, 2009 and 2008 were as follows:

	2009	2008
Net income (loss)	$10,786,825	$(3,690,810)
Interest rate swap fair value change	520,602	(3,225,300)

Comprehensive income (loss)	$11,307,427	$(6,916,110)

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
Management has considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs. Management has entered into a software license agreement to improve production and reduce costs for the upcoming years (Note 8). Management has renegotiated its contract with their ethanol marketer to extend the initial term of the agreement to eight years and, at the election of the Company, the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. To manage cash flow, the Company elected to pay the increased commission rate through December 2009. In January 2010, the Company elected to begin receiving payment after 20 days of shipment, for the reduced commission rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets; and

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness.

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
Overview
Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. The ethanol plant processes approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles, and corn oil.
Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, N.A., Ltd. markets all of our ethanol. Our distillers grains are marketed by CHS, Inc.
We have recently entered into an agreement with Pavilion Automatic Process Controllers to optimize our plant and reduce the variability and deviation to different processes within the plant, including water balance, distillation/molecular sieves, fermentation, and dryers.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities.
We are a company with a limited operating history. Accordingly, we do not yet have complete comparable income, production and sales data for the three months ended December 31, 2009. Our fiscal quarter ended December 31, 2008 was the quarter in which we commenced operations so our plant was not in production the entire quarter. We have included some comparisons of our fiscal quarter ended December 31, 2009 to our fiscal quarter ended December 31, 2008, so it is important that you keep this in mind when reviewing these comparisons.
Results of Operations for the Three Months Ended December 31, 2009 and 2008
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2009 and 2008.

	Three Months Ended		Three Months Ended
	December 31, 2009 (Unaudited)		December 31, 2008 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$63,549,871	100.00%	$26,272,445	100.00%
Cost of Goods Sold	50,598,335	79.62%	28,678,403	109.16%
Gross Profit (Loss)	12,951,536	20.38%	(2,405,958)	(9.16)%
Operating Expenses	903,853	1.42%	596,376	2.27%
Operating Income (Loss)	12,047,683	18.96%	(3,002,334)	(11.43)%
Other Income (Expense)	(1,260,858)	(1.98)%	(688,476)	(2.62)%
Net Income (Loss)	10,786,825	16.98%	(3,690,810)	(14.05)%

Revenues
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. For the three months ended December 31, 2009, we received approximately 86% of our revenue from the sale of fuel ethanol and approximately 13% of our revenue from the sale of distillers grains. Sales of corn oil represented less than 1% of our total sales. Our revenue from ethanol increased significantly during the three months ended December 31, 2009 compared to the same period in 2008, as a result of increased production and per gallon sales price. Additionally, increased gasoline and ethanol prices during the three months ended December 31, 2009 allowed the ethanol industry to realize more favorable margins. However, management anticipates that the increased margins may lead some idled ethanol plants to again commence production. Unless this increased supply is equally met with increased demand for ethanol, management believes ethanol prices will be pressured downward, which could significantly affect our liquidity.
Further, a debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles. Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2010. The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have continued to be a contentious issue. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty. Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase. Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.
Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. As a result of the current economic situation and its effect on commodities prices, there was a significant decrease in the market prices of corn and soybean meal starting in 2008. This resulted in a significant decrease in distillers grains prices. We believe that the negative effect of lower corn and soybean meal prices had on market distillers grains prices was somewhat offset by decreased distillers grains production by the ethanol industry during our 2009 fiscal year. Management believes that several ethanol producers decreased ethanol and distillers grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions. Management believes that this resulted in decreased distillers grains production which we believe had a positive impact on the market price of distillers grains. However, we expect that many of the producers that were idle during 2009 may resume production due to more favorable spread between the products and the inputs. This may have a negative impact on the market price in the future.
Corn oil represents an additional revenue source for us. Our corn oil sales increased in the three month period ended December 31, 2009 as compared to the same period in 2008 as a result of increased production in the three month period ended December 31, 2009. Our corn oil extraction equipment was not operational until November 2008, part way through the three month period ended December 31, 2008. We are continuing to fine tune the operation of our corn oil extraction equipment and find ways to operate this equipment more efficiently.

Cost of Goods Sold
Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 79.62% for the three months ended December 31, 2009 as compared to 109.16% for the same period in 2008. This decrease in cost of goods sold as a percentage of revenues was primarily the result of lower corn prices for the three months ended December 31, 2009 as compared to the same period in 2008. In addition, we had significant costs related to employee labor for the three month period ended December 31, 2008, with no corresponding revenue for that period to offset these costs.
Corn Costs
Despite poor planting conditions, a cool, wet growing season and an abysmal harvest, reports indicate that farmers set new records for both yield per acre and total production for the 2009 growing season. Such reports have recently caused corn prices to drop. Even though corn yields have been strong, uncertainty continues regarding the quality of the corn harvested in the fall of 2009 as a result of the late harvest and unfavorable weather conditions that existed during the 2009 growing season. If the corn that was harvested in the fall of 2009 was of poor quality, it might negatively impact the number of gallons of ethanol that can be produced per bushel of corn. Additionally, competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. Basis levels at times have been 10 to 20 cents above “normal” seasonal levels. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost.
In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At December 31, 2009, we have forward corn purchase contracts for various delivery periods through December 2011 for a total commitment of approximately $14,476,000. Approximately $2,380,000 of the forward corn purchases were with a related party. As of December 31, 2009 we also have open short positions for 4,500,000 million bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2011.
We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.
Natural Gas Costs
Worldwide energy demand has decreased as a result of the global economic situation. As a result, natural gas prices decreased dramatically in 2009. However, natural gas prices have recently been increasing. Natural gas prices typically increase during the winter months as natural gas demand increases in colder climates that use natural gas for heating needs. Management anticipates that natural gas prices will continue to increase during the winter months. Should the economy continue to improve, it may result in increased energy demand, including increased natural gas demand. This may result in further increases in natural gas prices.
Operating Expense
Our operating expenses as a percentage of revenues were 1.42% for the three months ended December 31, 2009 compared to 2.27% in the same period of 2008. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Although our operating expenses as a percentage of revenues decreased, we experienced an increase in actual operating expenses of approximately $307,000 for the three month period ended December 31, 2009 as compared to the same period in 2008. The increase in operating expenses was primarily the result of our plant becoming operational part way through the three month period ended December 31, 2008. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2010 fiscal year.

Operating Income
Our income from operations for the three months ended December 31, 2009 was approximately 18.96% of our revenues compared to an operating loss of 11.43% for the same period in 2008. The increase in our operating income for the three month period ended December 31, 2009 was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.
Other Expense
Our other expense for the three months ended December 31, 2009 was 1.98% of our revenues compared to other expense of 2.62% of revenues for the same period in 2008. Our other expense for the three month period ended December 31, 2009 and 2008 consisted primarily of interest expense. For the three months ended December 31, 2008, the Company was completing construction of the plant, and therefore was able to capitalize approximately $387,000 of interest expense.
Additional Information
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2009.

	Three Months ended	Three Months ended
	December 31, 2009	December 31, 2008
Production:
Ethanol sold (gallons)	28,251,147	12,556,588
Distillers grains sold (tons)	82,705	40,331

Revenues:
Ethanol average price per gallon	$1.95	$1.54
Distillers grains average price per ton	$98.23	$114.56

Primary Inputs:
Corn ground (bushels)	10,105,582	6,096,346
Natural gas purchased (MMBTU)	833,477	488,177

Costs of Primary Inputs:
Corn average price per bushel ground	$3.96	$4.09
Natural gas average price per MMBTU	$4.42	$7.37

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.060	$0.071
Denaturant cost per gallon of ethanol sold	$0.041	$0.042
Electricity cost per gallon of ethanol sold	$0.029	$0.033
Direct Labor cost per gallon of ethanol sold	$0.018	$0.036
We experienced an increase in the gallons of ethanol sold in the three month period ended December 31, 2009 as compared to the same period in 2008. We sold approximately 28,250,000 gallons of ethanol during the three month period ended December 31, 2009 compared to approximately 12,560,000 for the same three month period ending in 2008. The average price we sold our ethanol at was $1.95 and $1.54 for the three month period ending December 31, 2009 and 2008, respectively. The increase in gallons of ethanol sold was primarily the result of increased production due to our plant only being operational only for a portion of the three month period ended December 31, 2008. During the quarter ended December 31, 2009, the market price of ethanol varied between approximately $1.79 per gallon and approximately $2.18 per gallon.

We experienced an increase in the amount of distillers grains sold in the three month period ended December 31, 2009 as compared to the same period in 2008. We sold approximately 82,700 and 40,300 tons of distillers grains during the three month period ended December 31, 2009 and 2008, respectively. The average price per ton of distillers grains was $98.23 and $114.56 for the three month period ending December 31, 2009 and 2008, respectively. This increase in tons of distillers grains sold was primarily the result of increased production due to our plant being operational only for a portion of the three month period ended December 31, 2008. During the quarter ended December 31, 2009, the market price of distillers grains varied between approximately $94.00 per ton and approximately $108.00 per ton.
We experienced an increase in the amount of corn ground during the three month period ending December 31, 2009 as compared to the same period in 2008. We ground approximately 4,000,000 more bushels of corn during the three month period ending December 31, 2009 primarily as a result of having a full three months of operations in 2009 compared to the plant only becoming operational for part of the three months ending December 31, 2008. We were also operating the plant above nameplate capacity for the three months ended December 31, 2009. During the quarter ended December 31, 2009, the market price of corn varied between approximately $3.48 per bushel and approximately $4.24 per bushel. Our average price per bushel of corn ground was $3.96 for the quarter ended December 31, 2009 compared to $4.09 for the quarter ended December 31, 2008.
During the quarter ended December 31, 2009, the market price of natural gas varied between approximately $3.82 per MMBTU and approximately $5.86 per MMBTU. Our average price per MMBTU of natural gas was $4.42.
We are currently operating at full, or above, nameplate capacity. However, in the event that we decrease our production of ethanol, our production of distillers grains would also decrease accordingly. Such a decrease in our volume of production of ethanol and distillers grains would result in lower revenues. However, if we decreased production, we would require a corresponding decreased quantity of corn and natural gas, thereby lowering our costs of good sold. Therefore, the effect of a decrease in our product volume would be largely dependent on the market prices of the products we produce and the inputs we use to produce our products at the time of such a production decrease. We anticipate operating at less than full capacity only if industry margins become unfavorable or we experience technical difficulties in operating the plant.
Changes in Financial Condition for the Three Months Ended December 31, 2009
The following table highlights the changes in our financial condition:

	December 31, 2009	September 30, 2009
Current Assets	$29,263,323	$22,049,914
Current Liabilities	$19,604,047	$13,036,275
Members’ Equity	$77,902,424	$66,594,997
We experienced an increase in our current assets at December 31, 2009 compared to our fiscal year ended September 30, 2009. We experienced an increase of approximately $2,630,000 in the value of our inventory at December 31, 2009 compared to September 30, 2009. The increase in inventory is primarily attributable to increased quantity on hand of corn inventory of approximately 400,000 bushels and ending finished goods ethanol inventory of approximately 282,000 gallons. The significant increase in corn inventory from September 30, 2009 is due to the poor conditions during harvest season and corn inventory coming in later. The increase in ethanol ending inventory is due to increased production at December 31, 2009 as well as timing of loading ethanol. Additionally, current assets increased at December 31, 2009 due to increased trade accounts receivable. At December 31, 2009, we had trade accounts receivable of approximately $10,201,000 compared to trade accounts receivable at September 30, 2009 of approximately $5,945,000. Increase in receivables is primarily due to ethanol that was loaded and shipped on December 31, 2009 and not yet paid of approximately $3,000,000. We also had asset derivative instruments of approximately $898,000 at December 31, 2009, compared to asset derivative instruments of approximately $135,000 at September 30, 2009. Prepaid and other current assets increased to approximately $1,650,000 at December 31, 2009, compared to approximately $847,000 at September 30, 2009. The increase in prepaid and other current assets is primarily due to prepaid natural gas.

We experienced an increase in our total current liabilities at December 31, 2009 compared to September 30, 2009. We experienced an increase of approximately $5,473,000 in accounts payable for corn purchases at December 31, 2009 compared to September 30, 2009. The increase in corn payables is due to quantity of corn bushels in accounts payable as well as an increase on average of approximately $0.24/bushel.
We experienced a decrease in our long-term liabilities as of December 31, 2009 compared to September 30, 2009. At December 31, 2009, we had approximately $65,556,000 outstanding in the form of long-term loans, compared to approximately $77,427,000 at September 30, 2009. The decrease is primarily due to the pay off of our long term revolving note during December 2009 of $9,750,000, as well as scheduled principal repayments made when the notes converted to term loans in April 2009. Prior to the conversion of the notes, we were in construction phase, and therefore had no required principal payments.
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
As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce our reliance on our revolving lines of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.
The following table shows cash flows for the three months ended December 31, 2009 and 2008:

	2009	2008
Net cash provided by (used for) operating activities	$10,997,554	(15,144,048)
Net cash used in investing activities	$(158,791)	(8,049,880)
Net cash provided by (used for) financing activities	$(11,311,531)	22,948,336
Net decrease in cash	$(472,768)	(245,592)
Cash and cash equivalents, end of period	$6,792,357	215,943
Cash Flow from Operations
We experienced a significant increase in our net cash provided by operations. Cash provided by operating activities was approximately $10,998,000 for the three months ended December 31, 2009 as compared to approximately $15,144,000 used in operating activities for the three months ended December 31, 2008. Our net income from operations for the three months ended December 31, 2009 was approximately $10,787,000 as compared to a net loss of approximately $3,691,000 for the same period in 2008. This significant increase in cash provided by operating activities is primarily the result of our plant being operational for the entire three month period in 2009. During the three month period ended December 31, 2008, we completed construction and started up operations.
Cash Flow From Investing Activities
We experienced a significant decrease in cash used in investing activities for the three month period ended December 31, 2009 compared to the same period in 2008. Cash used in investing activities was approximately $159,000 for the three months ended December 31, 2009 as compared to approximately $8,050,000 for the same period in 2008. As the plant construction was completed, we had payments for construction in process of approximately $7,791,000 for the three month period ended December 31, 2008. At December 31, 2009 we had approximately $443,000 of construction costs in accounts payable.

Financing Cash Flows
We had a significant increase in cash used for financing activities for the three month period ended December 31, 2009 as compared to the same period in 2008. Cash used for financing activities was approximately $11,312,000 for the three months ended December 31, 2009. Approximately $11,310,000 of this cash flow is payments on our long term debt. For the three month period ended December 31, 2008, we received cash of approximately $22,948,000 from financing activities.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of February 1, 2010 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
Short and Long Term Debt Sources
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
Line of Credit
In December 2009, we extended the $10,000,000 revolving line of credit to expire on February 16, 2010, which is subject to certain borrowing base limitations. Interest on the revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At December 31, 2009 and September 30, 2009, there were no outstanding borrowings on the revolving line of credit. We are currently in negotiations with our lending institution to extend the line of credit through February 2011.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of December 31, 2009 and September 30, 2009 we had an interest rate swap with a fair value of $3,610,947 and $4,131,549, respectively, recorded as a liability and as a deferred loss in other comprehensive loss.
The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note beginning in July 2009. The outstanding balance on this note was $40,128,953 and $40,816,864 at December 31, 2009 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note
We are required to make quarterly payments of $1,546,162 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 31, 2009, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the one month LIBOR rate plus 300 basis points or 5%. At December 31, 2009, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At December 31, 2009 and September 30, 2009, the balance on the variable rate note was $29,946,635 and $30,728,352, respectively. At September 30, 2009 the balance on the long term revolving loan was $9,750,000. At December 31, 2009 there were no outstanding borrowings on the long term revolving note, as we repaid the long term revolving note in full during the three months ended December 31, 2009.
Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of December 31, 2009, we had $3,420,000 outstanding on our corn oil extraction loan. At September 30, 2009, we had $3,510,000 outstanding on the corn oil extraction loan.
Letter of Credit
We had one letter of credit outstanding as of December 31, 2009 and September 30, 2009 for $450,000, which was issued in August 2009 to replace our electrical services security deposit.
Covenants
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

We were in compliance with all covenants at December 31, 2009 and we anticipate that we will continue to meet these covenants through January 1, 2011.
As shown in the accompanying financial statements, we have working capital of approximately $9,659,000, excluding additional amounts available under our long term revolving note at December 31, 2009. Working Capital as defined by our loan agreement was approximately $20,159,000 at December 31, 2009. This includes the additional amounts available under our long term revolving note and the current portion of the interest rate swap. We have completed approximately sixteen full months of operations as of the filing of this report. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we are evaluating our liquidity needs for the upcoming months.
Our plan to address our liquidity needs involves the renewal of our $10,000,000 revolving line of credit through February 2011. We are currently in negotiations with our bank for the extension on the line of credit. As of February 8, 2010, we have $9,250,000 available to draw on the revolving line of credit. In July 2009 we amended our ethanol marketing agreement with our ethanol marketer to reduce the timeframe for our ethanol receivables by approximately 13 days, although we are required to pay an incremental commission to do so. This has since been reversed and we are now back to our original terms with our marketing agreement. This, in addition to improved margins in the ethanol industry, has helped us to eliminate the outstanding balance on our revolving line of credit and to pay our long term revolving note in full. We have increased our production rates in order to capitalize on the improved margins the industry is now seeing and we operated at approximately 110% capacity for the quarter ended December 31, 2009. As discussed above, we also replaced our $450,000 cash deposit with our electric service provider with a letter of credit. Additionally, we entered into a software license agreement to improve production and reduce costs for the upcoming years. In addition, we are continually evaluating improved technologies to either earn additional revenues or reduce operating costs.
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
Tax Abatement
In October 2006, the real estate that out plant was constructed on was determined to be an economic revitalization area, which qualified us for tax abatement. The abatement period is for a ten year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2010. The program allows for 100% abatement of property taxes beginning in year 1, and then decreases on a ratable scale so that in year 11 the full amount of property taxes are due and payable. We must apply annually and meet specified criteria to qualify for the abatement program.
Subsequent Events
Subsequent to our fiscal quarter ended December 31, 2009, our board of directors approved an estimated tax distribution of $60 per unit net of non-resident withholding taxes for out of state members, for a total distribution of approximately $842,000, to be made in March 2010.
Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the December 31, 2009 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

At December 31, 2009, we had an interest rate swap with a fair value of $3,610,947 recorded as derivative instruments in the liability section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. The interest rate swap is designated as a cash flow hedge. As of December 31, 2009, we have open short positions for 4,500,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. At December 31, 2009, none of these contracts have potential losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes. We used derivative financial instruments to alter our exposure to interest rate risk. We entered into a interest rate swap agreement that we designated as a cash flow hedge.

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates. Specifically, we have approximately $33,367,000 million outstanding in variable rate, long-term debt as of December 31, 2009. Our interest rate on our variable rate, long-term debt is capped at 5%. Currently, our interest rate on our variable rate, long-term debt is at 5%. In addition, we hold a revolving line of credit which bears a variable interest rate. At December 31, 2009, we have no outstanding borrowings on our revolving line of credit. However, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”
We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of December 31, 2009 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. As of December 31, 2009 our interest rate swap had a fair value of approximately $3,611,000.
Commodity Price Risk
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller’s grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of December 31, 2009, we had price protection in place for approximately 11% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4% of our natural gas needs for the next 12 months.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2009. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume		Hypothetical
	Requirements for the next 12		Adverse Change in	Approximate
	months (net of forward and		Price as of	Adverse Change to
	futures contracts)	Unit of Measure	1/31/2010	Income
Natural Gas	3,278,000	MMBTU	10%	$1,816,000
Ethanol	114,201,000	Gallons	10%	$20,087,000
Corn	40,514,000	Bushels	10%	$15,063,000

Liability Risk
We participate in a captive reinsurance company (the “Captive”). The Captive reinsures losses related to worker’s compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures catastrophic losses in excess of a predetermined amount. Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed in excess of the amount in the collateral fund.
Item 4T. Controls and Procedures.
Our management, including our President and Chief Executive Officer, Jeff Painter, along with our interim Principal Financial and Accounting Officer, Dale A. Schwieterman, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”
As of December 31, 2009, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
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
Changes in Internal Control over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2009. Our management is in the process of addressing the above material weaknesses and, since the termination of our former Chief Financial Officer in June 2009, is utilizing the services of an outside accounting firm to assist with this process. In February 2010, management hired a Controller. We believe this will help remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
Item 1A. Risk Factors.
We do not know of any material changes from risk factors previously disclosed in our annual report on Form 10-K for our fiscal year ended September 30, 2009. This report should be read in conjunction with the risk factors section and the Management Discussion and Analysis section for the fiscal year ended September 30, 2009, included in our annual report on From 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
Our board of directors approved an estimated tax distribution of $60 per unit net of non-resident withholding taxes for out of state members, for a total distribution of approximately $842,000 to be made in March 2010.
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

CARDINAL ETHANOL, LLC
Date: February 11, 2010	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: February 11, 2010	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer (Principal Financial and Accounting Officer)