Form 10-Q
period 2010-03-31
Cardinal Ethanol LLC
filed 2010-05-14
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2010 there were 14,606 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$5,790,752	$7,265,125
Restricted cash	237,676	—
Trade accounts receivable	14,777,411	5,945,146
Miscellaneous receivables	327,862	1,021,479
Inventories	6,245,047	5,791,302
Deposits	784,714	1,045,079
Prepaid and other current assets	1,080,133	846,771
Derivative instruments	772,182	135,012

Total current assets	30,015,777	22,049,914

Property and Equipment
Land and land improvements	20,994,169	20,978,132
Plant and equipment	116,940,308	116,888,805
Building	6,991,721	6,991,721
Office equipment	313,805	307,494
Vehicles	31,928	31,928
Construction in process	528,525	—

	145,800,456	145,198,080
Less accumulated depreciation	(12,110,745)	(7,988,509)

Net property and equipment	133,689,711	137,209,571

Other Assets
Deposits	313,260	368,808
Investment	266,583	—
Financing costs, net of amortization	592,761	699,959

Total other assets	1,172,604	1,068,767

Total Assets	$164,878,092	$160,328,252

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,569,992	$1,329,785
Accounts payable- corn	3,759,068	1,556,398
Construction retainage payable	351,700	351,700
Accrued expenses	1,256,457	1,533,963
Deferred revenue	237,676	—
Derivative instruments	1,142,702	861,569
Current maturities of long-term debt and capital lease obligations	8,168,253	7,402,860

Total current liabilities	16,485,848	13,036,275

Long-Term Debt and Capital Lease Obligations	62,441,324	77,427,000

Derivative Instruments	2,726,406	3,269,980

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital,14,606 units outstanding	70,912,213	70,912,213
Distributions	(876,360)	—
Accumulated other comprehensive loss	(3,869,108)	(4,131,549)
Accumulated income (deficit)	17,057,769	(185,667)

Total members’ equity	83,224,514	66,594,997

Total Liabilities and Members’ Equity	$164,878,092	$160,328,252

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$54,805,570	$47,664,537

Cost of Goods Sold	46,194,728	48,309,527

Gross Profit (Loss)	8,610,842	(644,990)

Operating Expenses
Professional fees	165,872	221,265
General and administrative	792,211	794,341

Total	958,083	1,015,606

Operating Income (Loss)	7,652,759	(1,660,596)

Other Income (Expense)
Grant income	—	917
Interest income	683	—
Interest expense	(1,199,081)	(775,993)
Miscellaneous income	2,250	540

Total	(1,196,148)	(774,536)

Net Income (Loss)	$6,456,611	$(2,435,132)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$442.05	$(166.72)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$118,355,441	$71,686,402

Cost of Goods Sold	96,793,063	74,737,350

Gross Profit (Loss)	21,562,378	(3,050,948)

Operating Expenses
Professional fees	382,276	365,013
General and administrative	1,479,660	1,246,966

Total	1,861,936	1,611,979

Operating Income (Loss)	19,700,442	(4,662,927)

Other Income (Expense)
Grant income	—	917
Interest income	1,389	—
Interest expense	(2,505,414)	(1,475,447)
Miscellaneous income	47,019	11,518

Total	(2,457,006)	(1,463,012)

Net Income (Loss)	$17,243,436	$(6,125,939)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$1,180.57	$(419.41)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$17,243,436	$(6,125,939)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	4,229,434	3,960,729
Change in fair value of derivative instruments	(2,255,170)	(625,181)
Dividend income	(266,583)	—
Change in assets and liabilities:
Trade accounts receivables	(8,832,265)	(11,529,505)
Miscellaneous receivable	693,617	(20,866)
Inventories	(453,745)	(7,248,809)
Prepaid and other current assets	(233,362)	(1,038,823)
Deposits	315,913	(159,557)
Derivative instruments	1,618,000	564,925
Accounts payable	240,207	950,522
Accounts payable-corn	2,202,670	3,233,087
Deferred revenue	237,676	—
Accrued expenses	(277,506)	58,993

Net cash provided by (used for) operating activities	14,462,322	(17,980,424)

Cash Flows from Investing Activities
Capital expenditures	(73,851)	(365,076)
Payments for construction in process	(528,525)	(12,481,871)
Change in restricted cash	(237,676)	—

Net cash used for investing activities	(840,052)	(12,846,947)

Cash Flows from Financing Activities
Checks written in excess of bank balances	—	16,612
Dividends paid	(876,360)	—
Proceeds from line of credit	—	6,210,000
Payments for financing costs	—	(24,098)
Payments for capital lease obligations	(3,831)	(3,517)
Proceeds from long-term debt	—	24,181,058
Payments on long-term debt	(14,216,452)	—

Net cash provided by (used for) financing activities	(15,096,643)	30,380,055

Net Decrease in Cash	(1,474,373)	(447,316)

Cash — Beginning of Period	7,265,125	461,535

Cash — End of Period	$5,790,752	$14,219

Supplemental Cash Flow Information
Interest paid, net of $0 and $387,167 capitalized, respectively	$2,700,504	$1,489,123

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$351,700	$889,011

Financing costs in accounts payable	—	6,000

Gain (loss) on derivative instruments included in other comprehensive income	262,441	(3,293,373)

Accrued early completion bonus included in fixed assets	—	750,000

Amortization of financing costs capitalized	—	17,243

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives, inventory, fixed assets, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
Restricted Cash
The Company maintains restricted cash balances related to the Development Agreement described in Note 8.
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $605,000 and $1,385,000 for the three and six months ended March 31, 2010, respectively. Freight was approximately $2,530,000 and $5,290,000 for the three and six months ended March 31, 2010, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
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
Reclassifications
The presentation of certain items in the financial statements for 2009 has been changed to conform to the classifications used in 2010. These reclassifications had no effect on net income or retained earnings as previously reported.
2. CONCENTRATIONS
One major customer accounted for approximately 92% of the outstanding accounts receivable balance at March 31, 2010. This same customer accounted for approximately 83% and 85% of revenue for the three and six months ended March 31, 2010, respectively.
3. INVENTORIES
Inventories consist of the following as of March 31, 2010 and September 30, 2009:

	March 31,2010	September 30, 2009
	(Unaudited)
Raw materials	$1,460,692	$1,806,167
Work in progress	1,375,038	1,348,451
Finished goods	2,526,466	2,021,267
Spare parts	882,851	615,417

Total	$6,245,047	$5,791,302

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2010, the Company has forward corn purchase contracts at various fixed prices for various delivery periods through December 2011 for a total commitment of approximately $13,346,000. Approximately $2,055,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the impairment evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2010.
4. DERIVATIVE INSTRUMENTS
As of March 31, 2010, the Company had entered into corn derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.
Commodity Contracts
The Company enters into corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods for which we have forward corn purchase contracts open in order to minimize gross profit margin risk from potentially adverse effects of market and price volatility on corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Corn derivative changes in fair market value are included in costs of goods sold.
As of March 31, 2010, the Company has open short positions for 3,615,000 bushels of corn and long positions for 1,135,000 bushels of corn on the Chicago Board of Trade to hedge its forward corn contracts and corn inventory. These derivatives are not designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle for various delivery periods through December 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
At March 31, 2010, the Company had approximately $39,400,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
The interest rate swaps held by the Company as of March 31, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
The following table provides details regarding the Company’s derivative financial instruments at March 31, 2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments — Current	$—	$1,142,702
Interest rate swap	Derivative Instruments — Long Term	—	2,726,406
Corn contracts	Derivative Instruments — Current	772,182	—
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations for the three months ended March 31:

			Amount of (Loss)
			Reclassified from
			Accumulated OCI into
	Derivative in Cash	Amount of (Loss) Recognized in	interest expense on
	Flow Hedging	OCI on Derivative - Three-months	Derivative - Three-months
	Relationship	ended March 31	ended March 31

2010	Interest rate swap	$(737,695)	$(479,534)

2009	Interest rate swap	$(68,073)	$—

Derivatives not
Designated as	Location of Gain recognized in	Amount of Gain recognized
Hedging Instruments	Statement of Operations	in Income on Derivatives

Commodity Contracts	Cost of Goods Sold	$3,164,794
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations for the six months ended March 31:

			Amount of (Loss)
			Reclassified from
			Accumulated OCI into
	Derivative in Cash	Amount of (Loss) Recognized in	interest expense on
	Flow Hedging	OCI on Derivative - Six-months	Derivative - Six-months
	Relationship	ended March 31	ended March 31

2010	Interest rate swap	$(710,553)	$(972,993)

2009	Interest rate swap	$(3,293,373)	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010

Derivatives not
Designated as	Location of Gain recognized in	Amount of Gain recognized
Hedging Instruments	Statement of Operations	in Income on Derivatives

Commodity Contracts	Cost of Goods Sold	$2,255,170
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

•	Level 2 inputs include the following:
•	Quoted prices in active markets for similar assets or liabilities.

•	Quoted prices in markets that are not active for identical or similar assets or liabilities.

•	Inputs other than quoted prices that are observable for the asset or liability.

•	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs are unobservable inputs for the asset or liability.
The following table provides information on those assets measured at fair value on a recurring basis as of March 31, 2010:

			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$3,869,108	$3,869,108	$—	$3,869,108	$—
Commodity derivative instruments	$772,182	$772,182	$772,182	$—	$—
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
Line of Credit
In December 2008, the Company extended the $10,000,000 short-term revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. In December 2009, the Company extended the short-term revolving line of credit to February 2010. In February 2010, the Company extended the short-term line of credit through February 2011. In addition, the Company amended the interest rate on the short-term revolving line of credit to the greater of the 3-month LIBOR rate plus 400 basis points or 5%, previously the greater of the 1-month LIBOR rate plus 300 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. There were no outstanding borrowings on the line of credit at March 31, 2010 or September 30, 2009.
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
The fair value of the interest rate swap at March 31, 2010 was $3,869,108 and was $4,131,549 at September 30, 2009 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments commencing July 2009 through April 2014. Although the Company may prepay this note, it would be subject to prepayment penalties to make bank whole if it did so. The outstanding balance of this note was $39,435,848 and $40,816,864 at March 31, 2010 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.
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
Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At March 31, 2010, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At March 31, 2010, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At March 31, 2010 and September 30, 2009 the balance on the variable rate note was $27,822,917 and $30,728,352, respectively. There were no outstanding borrowings on the long term revolving note at March 31, 2010. The outstanding balance of the long term revolving note was $9,750,000 at September 30, 2009. The maximum availability on the long term revolver at March 31, 2009 was $9,250,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
Corn Oil Extraction Note
In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At March 31, 2010 and September 30, 2009 the balance on the corn oil extraction note was $3,330,000 and $3,510,000, respectively.
Letter of Credit
At March 31, 2010, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 8).
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009. The Company was in compliance with all covenants at March 31, 2010 and the Company anticipates that they will meet these covenants through April 1, 2011. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.
In February 2010, the Company amended the construction loan to require the Company to prepay not less than $2,000,000 of the Company’s excess cash flow for the 2010 fiscal year, with not less than $1,000,000 due on or before March 31, 2010, and the remaining balance due June 30, 2010. The Company has the option to apply the prepayments either to the variable rate note or the long term revolving note. If any amount is applied to the long term revolving note, the amount available for borrowing on the long term revolving note will be reduced by the amount prepaid on and applied to the long term revolving note. The Company made a prepayment of $1,000,000 in February 2010 which was applied to the variable rate note.
Long-term debt, as discussed above, consists of the following at March 31, 2010:

Fixed rate loan	$39,435,848
Variable rate loan	27,822,917
Corn oil extraction note	3,330,000
Capital lease obligation (Note 7)	20,812

Totals	70,609,577

Less amounts due within one year	8,168,253

Net long-term debt	$62,441,324

The estimated maturities of long-term debt at March 31, 2010 are as follows:

2011	$8,168,253
2012	8,692,613
2013	9,230,339
2014	9,809,216
2015	34,709,156

Total long-term debt	$70,609,577

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
7. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008 through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The Company leases equipment from an unrelated party under a capital lease at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of March 31, 2010, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at March 31, 2010.
At March 31, 2010, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating	Total
2011	$8,184	$1,084,800	$1,092,984
2012	8,928	1,084,800	1,093,728
2013	5,208	1,078,280	1,083,488
2014	—	622,714	622,714

Total minimum lease commitments	22,320	3,870,594	3,892,914
Less interest	(1,508)	—	(1,508)

Present value of minimum lease payments	$20,812	$3,870,594	$3,891,406

8. COMMITMENTS AND CONTINGENCIES
Software License Agreement
In October 2009, the Company entered into a license agreement effective September 30, 2009 for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of March 31, 2010, approximately $445,000 had been paid related to this contract and is included in construction in process on the balance sheet.
Development Agreement
In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and acquisition account and the amount allocated to the acquisition account will be refunded to the Company periodically at the Company’s request. These funds are restricted for the use of purchasing equipment for the plant. At March 31, 2010 all funds in the expense and acquisition account had been paid out to the Company and are included in restricted cash and deferred revenue on the balance sheet.
Carbon Dioxide Agreement
In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company’s ethanol production facility. As part of the agreement, the unrelated company shall lease a portion of the Company’s property and construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 6.25 tons of liquid carbon dioxide per hour and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. The initial term of the agreement is for a period of ten years commencing on the start-up date of the plant, but no later than June 1, 2010 and will automatically renew for two additional five year terms thereafter unless otherwise terminated pursuant to the agreement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
Bushel Bin Storage Agreement
In May 2010, the Company entered into an agreement with an unrelated party for the construction of a bushel bin system with a capacity of 730,248 bushels of corn storage. The total costs to construct the bushel bin system are $1,746,000 and requires that construction begin June 1, 2010 and be completed no later than October 1, 2010. In May 2010 the Company made a downpayment of $436,500, which is included in construction in process at March 31, 2010. Once construction commences, the agreement requires monthly progress payments throughout the construction period, as invoiced by the unrelated party. The Company has the right to suspend, delay or terminate the contract for reasons specified with the contract without further remedy to the unrelated party and may also terminate without cause, remunerating the unrelated party for all proven loss cost or expense related with the construction and no other remedy by the unrelated party.
Contingencies
In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company’s operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company’s purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company.
9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of quarter	$(3,610,947)	$(4,978,498)
Unrealized loss on derivative instruments	(258,161)	(68,073)

Balance at end of quarter	$(3,869,108)	$(5,046,571)

Changes in accumulated other comprehensive loss all related to the interest rate swap for the six months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of year	$(4,131,549)	$(1,753,198)
Unrealized gain (loss) on derivative instruments	262,441	(3,293,373)

Balance at end of period	$(3,869,108)	$(5,046,571)

The statement of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Net income (loss)	$6,456,611	$(2,435,132)
Interest rate swap fair value change	(258,161)	(68,073)

Comprehensive income (loss)	$6,198,450	$(2,503,205)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2010
The statement of comprehensive income (loss) for the six months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Net income (loss)	$17,243,436	$(6,125,939)
Interest rate swap fair value change	262,441	(3,293,373)

Comprehensive income (loss)	$17,505,877	$(9,419,312)

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues and corn costs average 78% of total cost of goods sold.
The Company’s operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company’s largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company’s risk management program is used to protect against the price volatility of these commodities.
Management has considered expense reductions that can be made in the upcoming months related to reduced labor hours, analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs. Management has entered into a software license agreement to improve production and reduce costs for the upcoming years (Note 8). Management has renegotiated its contract with their ethanol marketer to extend the initial term of the agreement to eight years. To manage cash flow, the Company also has the option to elect to pay an increased commission rate for reduced payment terms from 20 days to 7 days after shipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month period ended March 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
We have entered into an agreement with Pavilion Automatic Process Controllers to optimize our plant and reduce the variability and deviation to different processes within the plant, including water balance, distillation/molecular sieves, fermentation, and dryers.
We recently entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO will purchase the carbon dioxide gas produced at our plant. EPCO will lease a portion of Cardinal’s property under a separate written lease agreement, on which it will construct a carbon dioxide liquefaction plant. We will supply to EPCO at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 6.25 tons of liquid carbon dioxide per hour. EPCO will pay Cardinal a price of $5.00 per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO.
In May 2010 we entered into a construction agreement with LAH Development, LLC for the construction of a bushel bin storage system for storage of up to 730,245 bushels of corn. Construction of the system is scheduled to begin June 1, 2010 and be completed no later than October 1, 2010. The price of the construction is $1,746,000 subject to change orders. We paid 25% of the contract price, or $436,500 as a down payment on the construction. Pursuant to the agreement, LAH Development will pay Cardinal liquidated damages as set out in the agreement if construction is not completed by October 1, 2010.

There have been a number of recent developments in legislation that impacts the ethanol industry. One such development concerns the federal Renewable Fuels Standard (RFS). The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.
In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Several lawsuits have been filed challenging the California LCFS.
Ethanol production in the United States is benefited by various tax incentives. The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%. VEETC is scheduled to expire on December 31, 2010. If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace. On December 31, 2009, the part of VEETC that benefits the biodiesel industry was allowed to expire. Recently, Congress passed legislation to reinstate the biodiesel credit until December 31, 2010. However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the tax credit will be reinstated. If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
Statement of Operations	March 31, 2010 (Unaudited)		March 31, 2009 (Unaudited)
Data	Amount	Percent	Amount	Percent
Revenues	$54,805,570	100.00%	$47,664,537	100.00%
Cost of Goods Sold	$46,194,728	84.29%	$48,309,527	101.35%
Gross Profit (Loss)	$8,610,842	15.71%	$(644,990)	(1.35)%
Operating Expenses	$958,083	1.75%	$1,015,606	2.13%
Operating Income (Loss)	$7,652,759	13.96%	$(1,660,596)	(3.48)%
Other Expense	$(1,196,148)	(2.18%)	$(774,536)	(1.63)%
Net Income (Loss)	$6,456,611	11.78%	$(2,435,132)	(5.11)%

Revenues
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$45,694,615	83.38%	$39,928,725	83.77%
Dried Distillers Grains Sales	8,684,689	15.85%	7,484,085	15.70%
Wet Distillers Grains Sales	31,903	0.06%	33,818	0.07%
Other Revenue	394,360	0.72%	217,909	0.46%

Total Revenues	$54,805,570	100.00%	$47,664,537	100.00%
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2010.

	Three Months ended	Three Months ended
	March 31, 2010	March 31, 2009
Production:
Ethanol sold (gallons)	27,886,134	24,810,575
Distillers grains sold (tons)	83,776	74,507

Revenues:
Ethanol average price per gallon	$1.64	$1.61
Distillers grains average price per ton	$99.15	$100.90

Primary Inputs:
Corn ground (bushels)	10,011,076	8,381,110
Natural gas purchased (MMBTU)	819,705	753,062

Costs of Primary Inputs:
Corn average price per bushel ground	$3.74	$4.08
Natural gas average price per MMBTU	$5.93	$5.40

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.055	$0.068
Denaturant cost per gallon of ethanol sold	$0.041	$0.029
Electricity cost per gallon of ethanol sold	$0.029	$0.029
Direct Labor cost per gallon of ethanol sold	$0.017	$0.019
We experienced an increase in the gallons of ethanol sold in the three month period ended March 31, 2010 as compared to the same period in 2009. We sold 27,886,134 gallons of ethanol during the three month period ended March 31, 2010 compared to 24,810,575 for the same three month period ending in 2009. The average price we sold our ethanol at was $1.64 and $1.61 for the three month period ending March 31, 2010 and 2009, respectively. During the quarter ended March 31, 2010, the market price of ethanol varied between approximately $1.47 per gallon and approximately $1.95 per gallon.
We experienced an increase in the amount of distillers grains sold in the three month period ended March 31, 2010 as compared to the same period in 2009. We sold 83,776 and 74,507 tons of distillers grains during the three month period ended March 31, 2010 and 2009, respectively. The average price per ton of distillers grains was $99.15 and $100.90 for the three month period ending March 31, 2010 and 2009, respectively. During the quarter ended March 31, 2010, the market price of distillers grains varied between approximately $85.00 per ton and approximately $119.00 per ton.

We experienced an increase in the amount of corn ground during the three month period ending March 31, 2010 as compared to the same period in 2009. During the quarter ended March 31, 2010, the market price of corn varied between approximately $3.40 per bushel and approximately $3.99 per bushel. Our average price per bushel of corn ground was $3.74 for the quarter ended March 13, 2010 compared to $4.08 for the quarter ended March 31, 2009.
During the quarter ended March 31, 2009, the market price of natural gas varied between approximately $4.12 per MMBTU and approximately $6.06 per MMBTU. Our average price per MMBTU of natural gas was $4.42.
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
For the three months ended March 31, 2010, we received approximately 83% of our revenue from the sale of fuel ethanol and approximately 16% of our revenue from the sale of distillers grains. Sales of corn oil represented less than 1% of our total sales. Our revenue from ethanol increased slightly during the three months ended March 31, 2010 compared to the same period in 2009, as a result of increased production. During the three months ended March 31, 2010, we experienced a decreasing trend in the price we received for our ethanol. Ethanol prices peaked in November 2009 and have been decreasing since that time. Management attributes this decreasing trend in ethanol prices with increased production of ethanol and steady demand. Increased gasoline and ethanol prices during the last calendar quarter of 2009 allowed the ethanol industry to realize more favorable margins. Management believes that the increased margins led some idled ethanol plants to again commence production. Unless this increased supply is equally met with increased demand for ethanol, management believes ethanol prices will be pressured downward, which could significantly affect our liquidity.
Management believes that demand for ethanol is being affected by what is known as the blending wall. The blending wall is a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This theoretical limit acts as a cap on ethanol demand which can negatively impact ethanol prices. If ethanol supply continues to expand without a corresponding increase in ethanol demand, management anticipates further decreases in ethanol prices.
Management anticipates that ethanol prices will be relatively stable or may decline during the remainder of our 2010 fiscal year. However, the trend in the price of ethanol is uncertain unless the EPA approves an increase in the amount of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA is considering allowing a blend of 15% ethanol and 85% gasoline (called E15) for use in standard vehicles. The EPA has delayed making a decision on E15 until sometime in 2010. If the EPA allows a 15% ethanol blend, it may result in increased ethanol demand which could positively impact ethanol prices. However, the EPA may restrict what vehicles can use E15 which may lead to gasoline retailers refusing to carry E15. Further, the EPA may mandate labeling requirements for the E15 blend which may be unattractive to gasoline consumers and may result in decreased ethanol demand. Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends. We expect some seasonality of demand for ethanol that coincides with increased gasoline demand during the summer driving season which may have a positive impact on ethanol prices.

During the three months ended March 31, 2010, distillers grains prices trended downward. Management attributes this decreasing price trend in distillers grains with concerns about the quality of distillers grains. Vomitoxin was a significant concern related to corn harvested in the fall of 2009 due to the very wet conditions and late harvest. Vomitoxin from corn used in the ethanol production process remains in the distillers grains which are the co-product of the ethanol production process. If the corn that is used to produce ethanol contains high levels of vomitoxin, it can affect the quality of the distillers grains that are produced and affect the price of distillers grains. We have received favorable pricing for our distillers grains due to our lower levels of vomitoxins. After the end of the three month period ended March 31, 2010, distillers grains prices increased. Management attributes this increase in prices to increased distillers grains demand from China. Management anticipates continued growth in distillers grains demand from China which management believes will have a positive impact on distillers grains prices.
The ethanol plant continues to produce ethanol and distillers grains at a rate that is in excess of our nameplate production capacity of 100 million gallons per year.
Corn oil represents an additional revenue source for us. Our corn oil sales increased in the three month period ended March 31, 2010 as compared to the same period in 2009 as a result of increased production in the three month period ended March 31, 2010. We are currently operating at 60% of the designed capacity of our corn oil extraction equipment. We are working with ICM, Inc. to fine tune the operation of our corn oil extraction equipment and hope to have the equipment operating at 100% capacity in the near term.
Cost of Goods Sold
Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 84.29% for the three months ended March 31, 2010 as compared to 101.35% for the same period in 2009. This decrease in cost of goods sold as a percentage of revenues was primarily the result of lower corn prices for the three months ended March 31, 2010 as compared to the same period in 2009. These lower prices also affected the net unrealized and realized gains and losses from corn derivatives for the three months ended March 31, 2010. We had realized and unrealized gains from corn derivatives of approximately $3,165,000, for the three months ended March 31, 2010, compared to a net gain of approximately $317,000 for the three months ended March 31, 2009. The effect of the derivative instruments on gross margin, had the Company not entered into these contracts, would be to reduce gross margin from 15.71% to 9.9% at March 31, 2010. The impact on gross margin for the three months ended March 31, 2009 would be to reduce gross margin from (1.35%) to (2.02%).
Corn Costs
USDA reports indicate that the 2009 growing season was the second largest on record behind the 2007 record production. The preliminary estimates by the USDA April 12, 2010 Crop Production report indicate that there is an additional 2.3 million acres of corn planted this year. Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. During the three month period ended March 31, 2010, corn prices were relatively steady. We expect that corn prices will continue to be relatively steady for the rest of our fiscal year. However, weather conditions or other factors could significantly impact corn prices.
In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At March 31, 2010, we have forward corn purchase contracts for various delivery periods through December 2011 for a total commitment of approximately $13,346,000. Approximately $2,055,000 of the forward corn purchases were with a related party. As of March 31, 2010 we also have open short positions for 3,615,000 bushels of corn and long positions for 1,135,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through December 2011.
We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably.

Natural Gas Costs
Prices for natural gas have increased during the three month period ended March 31, 2010, as a result of premium pricing experienced during the winter months. Management anticipates that natural gas prices will remain relatively steady into the summer months unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production may result in increased energy demand, including increased natural gas demand. This may result in further increases in natural gas prices. This may be offset somewhat by the normal seasonal decline of natural gas demand during summer months.
Operating Expense
Our operating expenses as a percentage of revenues were 1.75% for the three months ended March 31, 2010 compared to 2.13% in the same period of 2009. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual operating expenses of approximately $57,000 for the three month period ended March 31, 2010 as compared to the same period in 2009. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2010 fiscal year.
Operating Income
Our income from operations for the three months ended March 31, 2010 was approximately 13.96% of our revenues compared to an operating loss of 3.48% for the same period in 2009. The increase in our operating income for the three month period ended March 31, 2010 was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.
Other Expense
Our other expense for the three months ended March 31, 2010 was 2.18% of our revenues compared to other expense of 1.63% of revenues for the same period in 2009. Our other expense for the three month period ended March 31, 2010 and 2009 consisted primarily of interest expense.
Additional Information
Results of Operations for the Six Months Ended March 31, 2010 and 2009
The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2010 and March 31, 2009:

	Six Months Ended		Six Months Ended
Statement of Operations	March 31, 2010 (Unaudited)		March 31, 2009 (Unaudited)
Data	Amount	Percent	Amount	Percent
Revenues	$118,355,441	100.00%	$71,686,402	100.00%
Cost of Goods Sold	$96,793,063	81.78%	$74,737,350	104.26%
Gross Profit (Loss)	$21,562,378	18.22%	$(3,050,948)	(4.26)%
Operating Expenses	$1,861,936	1.57%	$1,611,979	2.25%
Operating Income (Loss)	$19,700,442	16.65%	$(4,662,927)	(6.51)%
Other Income (Expense)	$(2,457,006)	(2.08)%	$(1,463,012)	(2.04)%
Net Income (Loss)	$17,243,436	14.57%	$(6,125,939)	(8.55)%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol and sales of distillers grains. However, during the six months ended March 31, 2010, we also had revenue from the sale of corn oil. In addition, we only had 5 months of operations in the six months ended March 31, 2009 as we did not begin operations until November 2008.
The following table shows the sources of our revenue for the six months ended March 31, 2010 and March 31, 2009.

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$100,668,434	85.06	$59,283,890	82.70
Dried Distillers Grains Sales	$16,361,378	13.82	$12,063,374	16.83
Wet Distillers Grains Sales	$68,912	0.06	$75,769	0.10
Other Revenue	$1,256,717	1.06	$263,369	0.37
Total Revenues	$118,355,441	100.00	$71,686,402	100.00
The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2010 and 2009:

	Six Months ended	Six Months ended
	March 31, 2010	March 31, 2009
Production:
Ethanol sold (gallons)	56,137,281	38,162,230
Distillers grains sold (tons)	166,481	114,838

Revenues:
Ethanol average price per gallon	$1.79	$1.55
Distillers grains average price per ton	$98.69	$105.71

Primary Inputs:
Corn ground (bushels)	20,270,512	14,477,456
Natural gas purchased (MMBTU)	1,653,182	1,241,239

Costs of Primary Inputs:
Corn average price per bushel ground	$3.82	$4.09
Natural gas average price per MMBTU	$5.27	$6.05

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.059	$0.074
Denaturant cost per gallon of ethanol sold	$0.043	$0.036
Electricity cost per gallon of ethanol sold	$0.030	$0.030
Direct Labor cost per gallon of ethanol sold	$0.018	$0.028
In the six month period ended March 31, 2010, ethanol sales comprised approximately 85% of our revenues and distillers grains sales comprised approximately 14% percent of our revenues, while corn oil sales comprised approximately 1% of our revenues. For the six month period ended March 31, 2009, ethanol sales comprised approximately 83% of our revenue, without accounting for ethanol hedging, and distillers grains sales comprised approximately 17% of our revenue.

The average ethanol sales price we received for the six month period ended March 31, 2010 was approximately 15% higher than our average ethanol sales price for the comparable 2009 period. Management attributes this increase in ethanol prices with enhanced demand from oil companies due to the increased price spread between gasoling and ethanol. Management is somewhat uncertain about the trend in the price of ethanol during the second half of our fiscal year. The uncertainty surrounding the extent to which the EPA will allow increased amounts of ethanol to be blended with gasoline may only be partially offset by the usual increase in demand during the summer driving season.
The price we received for our dried distillers grains decreased by approximately 7% during the six month period ended March 31, 2010 compared to the same period of 2009. This decrease is due to high vomitoxin levels in 2009. After March 31, 2010, our dried distillers grains prices have been increasing. Management attributes this increase in the price of our dried distillers grains to an increase in exportation of distillers grains to China. We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.
Cost of Goods Sold
Our costs of goods sold as a percentage of revenues were approximately 81.78% for the six month period ended March 31, 2010 compared to 103.26% for the same period of 2009. Our two largest costs of production are corn (78% of cost of goods sold for our six months ended March 31, 2010) and natural gas (0.09% of cost of goods sold for our six months ended March 31, 2010). Our cost of goods sold increased by approximately $22,056,000 in the six months ended March 31, 2010, compared to the six months ended March 31, 2009, while our revenue for the same period increased by approximately $46,669,000. These lower prices also affected the net unrealized and realized gains and losses from corn derivatives for the six months ended March 31, 2010. We had realized and unrealized gains from corn derivatives of approximately $2,255,000, for the six months ended March 31, 2010, compared to a net gain of approximately $625,000 for the six months ended March 31, 2009. The effect of the derivative instruments on gross margin, had the Company not entered into these contracts, would be to reduce gross margin from 18.22% to 16.31% for the six months ended March 31, 2010. The impact on gross margin for the six months ended March 31, 2009 would be to reduce gross margin from (4.26%) to (5.13%).
Operating Expense
Our operating expenses were slightly higher for the six month period ended March 31, 2010 than they were for the same period ended March 31, 2009. This increase in operating expenses is primarily due to increased depreciation and from increased accounting fees resulting from the lack of an internal Chief Financial Officer until February 2010. We expect that going forward our operating expenses will remain relatively steady.
Operating Income (Loss)
Our income from operations for the six months ended March 31, 2010 was approximately 16.65% of our revenues compared to an operating loss of approximately 6.51% of our revenues for the six months ended March 31, 2009. This increase in our profitability is primarily due to an increase in the price of ethanol and the corresponding increase in our operating margins.
Other Income and Other Expense
Other expense for the six months ended March 31, 2010, was approximately 2.08% of our revenue and totaled approximately $2,457,000. Other expense for the six months ended March 31, 2009 was approximately 2.04% of our revenue and totaled approximately $1,463,000. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended March 31, 2010
The following table highlights the changes in our financial condition:

	March 31, 2010	September 30, 2009
Current Assets	$30,015,777	$22,049,914
Current Liabilities	$16,485,848	$13,036,275
Members’ Equity	$83,224,514	$66,594,997
We experienced an increase in our current assets at March 31, 2010 compared to our fiscal year ended September 30, 2009. We experienced an increase of approximately $454,000 in the value of our inventory at March 31, 2010 compared to September 30, 2009. Additionally, current assets increased at March 31, 2010 due to increased trade accounts receivable. At March 31, 2010, we had trade accounts receivable of approximately $14,777,000 compared to trade accounts receivable at September 30, 2009 of approximately $5,945,000. Increase in receivables is primarily due to ethanol that was loaded and shipped on March 31, 2010 and not yet paid of approximately $13,573,444. This is also reflects the change in payment terms with our ethanol customer from seven to twenty one days. We also had asset derivative instruments of approximately $772,000 at March 31, 2010, compared to asset derivative instruments of approximately $135,000 at September 30, 2009. Prepaid and other current assets increased to approximately $1,080,000 at March 31, 2010, compared to approximately $847,000 at September 30, 2009. The increase in prepaid and other current assets is primarily due to prepaid natural gas.
We experienced an increase in our total current liabilities at March 31, 2010 compared to September 30, 2009. We experienced an increase of approximately $2,203,000 in accounts payable for corn purchases at March 31, 2010 compared to September 30, 2009. The increase in corn payables is due to quantity of corn bushels in accounts payable as well as an increase on average of approximately $0.01/bushel.
We experienced a decrease in our long-term liabilities as of March 31, 2010 compared to September 30, 2009. At March 31, 2010, we had approximately $62,441,000 outstanding in the form of long-term loans, compared to approximately $77,427,000 at September 30, 2009. The decrease is primarily due to the pay off of our long term revolving note during December 2009 of $9,250,000, as well as scheduled principal repayments made when the notes converted to term loans in April 2009. We also paid $1,000,000 required by our primary lender in return for concessions they made that increased the allowable capital expenditures for the current fiscal year. Under the agreement, another $1,000,000 will be required in the third fiscal quarter. Prior to the conversion of the notes, we were in construction phase, and therefore had no required principal payments.
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
As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we were able to reduce our reliance on our revolving lines of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.
The following table shows cash flows for the six months ended March 31, 2010 and 2009:

	2010	2009
Net cash provided by (used for) operating activities	$14,462,322	(17,980,424)
Net cash provided by (used in) investing activities	$(840,052)	(12,846,947)
Net cash provided by (used for) financing activities	$(15,096,643)	30,380,055
Net decrease in cash	$(1,474,373)	(447,316)
Cash and cash equivalents, end of period	$5,790,752	14,219

Cash Flow from Operations
We experienced a significant increase in our net cash provided by operations. Cash provided by operating activities was approximately $14,462,000 for the six months ended March 31, 2010 as compared to approximately $17,980,000 used in operating activities for the six months ended March 31, 2009. Our net income from operations for the six months ended March 31, 2010 was approximately $17,243,000 as compared to a net loss of approximately $6,126,000 for the same period in 2009.
Cash Flow From Investing Activities
We experienced a significant decrease in cash used in investing activities for the six month period ended March 31, 2010 compared to the same period in 2009. Cash used in investing activities was approximately $840,000 for the six months ended March 31, 2010 as compared to approximately $12,847,000 for the same period in 2009. As the plant construction was completed, we had payments for construction in process of approximately $12,482,000 for the six month period ended March 31, 2009.
Cash Flow from Financing Activities
We had a significant increase in cash used for financing activities for the six month period ended March 31, 2010 as compared to the same period in 2009. Cash used for financing activities was approximately $15,097,000 for the six months ended March 31, 2010. Approximately $14,216,000 of this cash flow is payments on our long term debt. For the six month period ended March 31, 2009, we received cash of approximately $30,380,000 from financing activities.
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
Line of Credit
In February 2010, we extended and amended the $10,000,000 revolving line of credit to expire in February 2011 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Prior to this amendment, interest on the revolving line of credit was charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At March 31, 2010 and September 30, 2009, there were no outstanding borrowings on the revolving line of credit.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of March 31, 2010 and September 30, 2009 we had an interest rate swap with a fair value of approximately $3,869,000 and $4,132,000, respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note beginning in July 2009. The outstanding balance on this note was approximately $39,436,000 and $40,817,000 at March 31, 2010 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
We are required to make quarterly payments of $1,546,162 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made a mandatory excess cash flow payment of $1,000,000 in February 2010 that was applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At March 31, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the one month LIBOR rate plus 300 basis points or 5%. At March 31, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At March 31, 2010 and September 30, 2009, the balance on the variable rate note was approximately $27,823,000 and $30,728,000, respectively. At September 30, 2009 the balance on the long term revolving loan was $9,750,000. At March 31, 2010 there were no outstanding borrowings on the long term revolving note, as we repaid the long term revolving note in full.
Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of March 31, 2010, we had $3,330,000 outstanding on our corn oil extraction loan. At September 30, 2009, we had $3,510,000 outstanding on the corn oil extraction loan.
Letter of Credit
We had one letter of credit outstanding as of March 31, 2010 and September 30, 2009 for $450,000, which was issued in August 2009 to replace our electrical services security deposit.
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
Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. In connection with the amendment done in February 2010, the bank increased the fiscal 2010 capital expenditure limit to $4,523,000. For fiscal year 2011 the capital expenditure amount will go back to $1,000,000. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
We were in compliance with all covenants at March 31, 2010 and we anticipate that we will continue to meet these covenants through April 1, 2011.
We have working capital of approximately $13,530,000, excluding additional amounts available under our long term revolving note at March 31, 2010. Working Capital as defined by our loan agreement was approximately $23,923,000 at March 31, 2010. This includes the additional amounts available under our long term revolving note and the current portion of the interest rate swap. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we will continue to evaluate our liquidity needs for the upcoming months.
We will continue to work with our lenders to try to ensure that the agreements and terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments. Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements. Should market conditions change radically, and we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
Tax Abatement
In October 2006, the real estate that our plant was constructed on was determined to be an economic revitalization area, which qualified us for tax abatement. The abatement period is for a ten year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2010. The program allows for 100% abatement of property taxes beginning in year 1, and then decreases on a ratable scale so that in year 11 the full amount of property taxes are due and payable. We must apply annually and meet specified criteria to qualify for the abatement program.
Subsequent Events
None.

Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the March 31, 2010 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At March 31, 2010, we had an interest rate swap with a fair value of $3,869,108 recorded in current and long term liabilities on the balance sheet. The interest rate swap is designated as a cash flow hedge. As of March 31, 2010, we have open short positions for 3,615,000 bushels of corn and long positions for 1,135,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through December 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. At March 31, 2010, none of these contracts have potential losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes. We used derivative financial instruments to alter our exposure to interest rate risk. We entered into an interest rate swap agreement that we designated as a cash flow hedge.

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates. Specifically, we have approximately $31 million outstanding in variable rate, long-term debt as of March 31, 2010. Our interest rate on our variable rate, long-term debt has a minimum interest rate of 5%. Currently, our interest rate on our variable rate, long-term debt is at 5%.
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate	Interest Rate at	Adverse 10% change in	Annual Adverse change to
Debt at March 31, 2010	March 31, 2010	Interest Rates	Income
$31,000,000	5.0%	0.5%	$165,000
In addition, we hold a revolving line of credit which bears a variable interest rate. At March 31, 2010, we have no outstanding borrowings on our revolving line of credit. However, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of March 31, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. As of March 31, 2010 our interest rate swap had a fair value of approximately $3,869,000.
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
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of March 31, 2010, we had price protection in place for approximately 8% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2010. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume		Hypothetical
	Requirements for the next 12		Adverse Change in	Approximate
	months (net of forward and		Price as of	Adverse Change to
	futures contracts)	Unit of Measure	1/31/2010	Income
Natural Gas	2,700,000	MMBTU	10%	$1,209,000
Ethanol	107,000,000	Gallons	10%	$16,478,000
Corn	34,900,000	Bushels	10%	$12,040,500
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
Our management, including our President and Chief Executive Officer, Jeff Painter, along with our Principal Financial and Accounting Officer, William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting referenced below.
As evaluated and reported in the Company’s annual report on Form 10-K as of September 30, 2009, the Principal Executive Officer and Principal Financial and Accounting Officer had identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:
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
Changes in Internal Control over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2010. Our management is in the process of addressing the above material weaknesses and, since the termination of our former Chief Financial Officer in June 2009, utilized the services of an outside accounting firm to assist with this process. In March 2010, William Dartt was appointed as the Company’s Chief Financial Officer and Principal Financial and Accounting Officer. We believe this will help remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On June 27, 2008, Cardinal Ethanol, LLC (“Cardinal”) and ICM, Inc. entered into a Tricanter Purchase and Installation Agreement under which ICM, Inc. constructed and installed a Tricanter Oil Separation System at Cardinal’s ethanol plant. On February 12, 2010, GS Cleantech Corporation filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that Cardinal’s operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech and seeking damages associated with that infringement. On February 16, 2010, Cardinal entered into an Amendment to Tricanter Purchase and installation Agreement with ICM, Inc. Pursuant to the terms of the Amendment, ICM, Inc. will indemnify Cardinal from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney’s fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of Cardinal’s purchase and use of the Tricanter Oil Separation System. In addition, ICM, Inc. has agreed to defend Cardinal, at ICM’s expense in the lawsuit filed by GS Cleantech Corporation.

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
Risks Relating to Our Business
If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is set to expire on December 31, 2010. We believe that VEETC positively impacts the price of ethanol. On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire. This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel. If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
Distributions
Our board of directors approved an estimated tax distribution of $60 per unit net of non-resident withholding taxes for out of state members, for a total distribution of approximately $842,000, which was made in March 2010.

Results of 2010 Annual Members’ Meeting
On February 11, 2010, the Registrant held its annual members’ meeting to vote on the election of two directors whose terms were scheduled to expire in 2010. There were only two nominees to fill the two positions, Troy Prescott and Thomas Chalfant were elected by a plurality vote of the members eligible to vote to serve a term which will expire in 2013. The votes for the newly elected directors were as follows:

Directors Elected to Serve until 2013	For	Withheld/Abstain
Troy Prescott	4,156	989
Thomas Chalfant	5,082	63

Item 6.	Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

10.1	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	*

10.2	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	*

10.3	Construction Agreement between LAH Development, LLC and Cardinal Ethanol, LLC dated May 11, 2010.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: May 14, 2010	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2010	/s/ William Dartt
William Dartt
Chief Financial Officer (Principal Financial and Accounting Officer)