Form 10-Q
period 2010-06-30
Cardinal Ethanol LLC
filed 2010-08-12
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 1, 2010 there were 14,606 units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheet

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$7,243,515	$7,265,125
Trade accounts receivable	14,631,638	5,945,146
Miscellaneous receivables	436,460	1,021,479
Inventories	7,337,635	5,791,302
Deposits	744,400	1,045,079
Prepaid and other current assets	953,276	846,771
Derivative instruments	65,627	135,012

Total current assets	31,412,551	22,049,914

Property and Equipment
Land and land improvements	20,994,169	20,978,132
Plant and equipment	117,069,821	116,888,805
Building	6,991,721	6,991,721
Office equipment	315,106	307,494
Vehicles	31,928	31,928
Construction in process	1,720,513	—

	147,123,258	145,198,080
Less accumulated depreciation	(14,172,585)	(7,988,509)

Net property and equipment	132,950,673	137,209,571

Other Assets
Deposits	301,145	368,808
Investment	266,583	—
Financing costs, net of amortization	548,510	699,959

Total other assets	1,116,238	1,068,767

Total Assets	$165,479,462	$160,328,252

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$1,752,771	$1,329,785
Accounts payable- corn	6,036,874	1,556,398
Construction retainage payable	351,700	351,700
Accrued expenses	1,296,487	1,533,963
Derivative instruments	1,342,693	861,569
Current maturities of long-term debt and capital lease obligations	8,337,716	7,402,860

Total current liabilities	19,118,241	13,036,275

Long-Term Debt and Capital Lease Obligations	59,280,216	77,427,000

Derivative Instruments	2,997,933	3,269,980

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital, 14,606 units issued and outstanding	70,912,213	70,912,213
Distributions	(876,360)	—
Accumulated other comprehensive loss	(4,340,626)	(4,131,549)
Accumulated income (deficit)	18,387,845	(185,667)

Total members’ equity	84,083,072	66,594,997

Total Liabilities and Members’ Equity	$165,479,462	$160,328,252

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$47,654,811	$45,338,895

Cost of Goods Sold
Cost of goods sold	44,192,456	41,042,633
Lower of cost or market adjustment	—	319,142

Total	44,192,456	41,361,775

Gross Profit (Loss)	3,462,355	3,977,120

Operating Expenses
Professional fees	137,280	209,768
General and administrative	825,095	879,330

Total	962,375	1,089,098

Operating Income (Loss)	2,499,980	2,888,022

Other Income (Expense)
Interest and dividend income	698	—
Interest expense	(1,174,095)	(1,443,929)
Miscellaneous income	3,492	1,051

Total	(1,169,905)	(1,442,878)

Net Income (Loss)	$1,330,075	$1,445,144

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$91.06	$98.94

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

Revenues	$166,010,252	$117,025,297

Cost of Goods Sold
Cost of goods sold	140,985,520	114,779,569
Lower of cost or market adjustment	—	1,319,555

Total	140,985,520	116,099,124

Gross Profit (Loss)	25,024,732	926,173

Operating Expenses
Professional fees	519,556	574,780
General and administrative	2,304,753	2,126,298

Total	2,824,309	2,701,078

Operating Income (Loss)	22,200,423	(1,774,905)

Other Income (Expense)
Grant income	—	917
Interest income	2,087	—
Interest expense	(3,679,510)	(2,919,376)
Miscellaneous income	50,511	12,569

Total	(3,626,912)	(2,905,890)

Net Income (Loss)	$18,573,511	$(4,680,795)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$1,271.64	$(320.47)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$18,573,511	$(4,680,795)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	6,335,525	6,035,205
Change in fair value of derivative instruments	(2,547,614)	(2,239,043)
Dividend income	(266,583)	—
Change in assets and liabilities:
Trade accounts receivables	(8,686,492)	(6,624,015)
Miscellaneous receivable	585,019	(637,501)
Inventories	(1,546,333)	(8,457,119)
Prepaid and other current assets	(106,505)	(972,008)
Deposits	368,342	(406,643)
Derivative instruments	2,617,000	1,280,925
Accounts payable	422,986	1,103,278
Accounts payable-corn	4,480,476	1,692,831
Accrued expenses	(357,476)	1,411,276

Net cash provided by (used for) operating activities	19,871,856	(12,493,609)

Cash Flows from Investing Activities
Capital expenditures	(84,665)	(429,405)
Payments for construction in process	(1,720,513)	(12,852,132)

Net cash used for investing activities	(1,805,178)	(13,281,537)

Cash Flows from Financing Activities
Dividends paid	(876,360)	—
Proceeds from line of credit	—	974,000
Payments for financing costs	—	(24,746)
Payments for capital lease obligations	(5,758)	(5,368)
Proceeds from long-term debt	—	24,806,928
Payments on long-term debt	(17,206,170)	—

Net cash provided by (used for) financing activities	(18,088,288)	25,750,814

Net Decrease in Cash	(21,610)	(24,332)

Cash — Beginning of Period	7,265,125	461,535

Cash — End of Period	$7,243,515	$437,203

Supplemental Cash Flow Information
Interest paid, net of $0 and $387,167 capitalized, respectively	$3,896,405	$1,489,123

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$351,700	$518,750

Loss on derivative instruments included in other comprehensive income	(209,077)	(3,775,311)

Accrued early completion bonus included in fixed assets	—	750,000

Amortization of financing costs capitalized	—	17,243

Capital expenditures included in accrued expenses	120,000	—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful lives of fixed assets, allowance for doubtful accounts, the valuation of basis and delay price contracts on corn purchases, derivatives, inventory, fixed assets, and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
Inventories
Inventories are stated at the lower of cost or market. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Cost for substantially all inventory is determined using the lower of average cost or market.
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
June 30, 2010
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $512,000 and $1,897,000 for the three and nine months ended June 30, 2010, respectively. Commissions for the same periods in 2009 were approximately $624,000 and $1,315,000, respectively. Freight was approximately $2,470,000 and $7,760,000 for the three and nine months ended June 30, 2010, respectively. Freight for the same periods in 2009 were approximately $3,482,000 and $8,804,000, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
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
Reclassifications
The presentation of certain items in the financial statements for 2009 has been changed to conform to the classifications used in 2010. These reclassifications had no effect on net income, operating cash flow or retained earnings as previously reported.
2. CONCENTRATIONS
One major customer accounted for approximately 92% of the outstanding accounts receivable balance at June 30, 2010. This same customer accounted for approximately 84% and 85% of revenue for the three and nine months ended June 30, 2010, respectively.
3. INVENTORIES
Inventories consist of the following as of June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
	(Unaudited)
Raw materials	$2,491,721	$1,806,167
Work in progress	1,396,788	1,348,451
Finished goods	2,492,813	2,021,267
Spare parts	956,313	615,417

Total	$7,337,635	$5,791,302

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2010, the Company has forward corn purchase contracts at various fixed prices for various delivery periods through March 2012 for a total commitment of approximately $16,974,000. Approximately $2,548,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the impairment evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2010.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
4. DERIVATIVE INSTRUMENTS
As of June 30, 2010, the Company had entered into corn derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.
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
As of June 30, 2010, the Company has open short positions for 2,050,000 bushels of corn and long positions for 1,075,000 bushels of corn on the Chicago Board of Trade to hedge its forward corn contracts and corn inventory. These derivatives are not designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle for various delivery periods through March 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
At June 30, 2010, the Company had approximately $38,728,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
The interest rate swaps held by the Company as of June 30, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
The following table provides details regarding the Company’s derivative financial instruments at June 30, 2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments – Current	$—	$1,342,693
Interest rate swap	Derivative Instruments – Long Term	—	2,997,933
Corn contracts	Derivative Instruments – Current	65,627	—
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations for the three months ended June 30:

			Amount of (Loss)
			Reclassified from
		Amount of Gain (Loss)	Accumulated OCI into
	Derivative in Cash	Recognized in OCI on	interest expense on
	Flow Hedging	Derivative - Three-months	Derivative - Three-months
	Relationship	ended June 30	ended June 30

2010	Interest rate swap	$(943,905)	$(472,387)

2009	Interest rate swap	$1,271,260	$—

Derivatives not
Designated as	Location of Gain recognized in	Amount of Gain recognized
Hedging Instruments	Statement of Operations	in Income on Derivatives

Commodity Contracts	Cost of Goods Sold	$292,445
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30:

			Amount of (Loss)
			Reclassified from
		Amount of (Loss)	Accumulated OCI into
	Derivative in Cash	Recognized in OCI on	interest expense on
	Flow Hedging	Derivative - Nine-months	Derivative - Nine-months
	Relationship	ended June 30	ended June 30

2010	Interest rate swap	$(1,654,457)	$(1,445,380)

2009	Interest rate swap	$(2,022,113)	$—

Derivatives not
Designated as	Location of Gain recognized in	Amount of Gain recognized
Hedging Instruments	Statement of Operations	in Income on Derivatives

Commodity Contracts	Cost of Goods Sold	$2,547,614

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
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

•	Level 2 inputs include the following:
•	Quoted prices in active markets for similar assets or liabilities.

•	Quoted prices in markets that are not active for identical or similar assets or liabilities.

•	Inputs other than quoted prices that are observable for the asset or liability.

•	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.
•	Level 3 inputs are unobservable inputs for the asset or liability.
The following table provides information on those assets measured at fair value on a recurring basis as of June 30, 2010:

			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$4,340,626	$4,340,626	$—	$4,340,626	$—
Commodity derivative instruments	$65,627	$65,627	$65,627	$—	$—
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
Line of Credit
In December 2008, the Company extended the $10,000,000 short-term revolving line of credit to expire in December 2009, which is subject to certain borrowing base limitations. In December 2009, the Company extended the short-term revolving line of credit to February 2010. In February 2010, the Company extended the short-term line of credit through February 2011. In addition, the Company amended the interest rate on the short-term revolving line of credit to the greater of the 3-month LIBOR rate plus 400 basis points or 5%, previously the greater of the 1-month LIBOR rate plus 300 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. There were no outstanding borrowings on the line of credit at June 30, 2010 or September 30, 2009.
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
The fair value of the interest rate swap at June 30, 2010 was $4,341,000 and was $4,132,000 at September 30, 2009 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments commencing July 2009 through April 2014. Although the Company may prepay this note, it would be subject to prepayment penalties to make the bank whole if it did so. The outstanding balance of this note was $38,728,000 and $40,817,000 at June 30, 2010 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.
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
Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At June 30, 2010, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At June 30, 2010, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At June 30, 2010 and September 30, 2009 the balance on the variable rate note was $25,631,069 and $30,728,352, respectively. There were no outstanding borrowings on the long term revolving note at June 30, 2010. The outstanding balance of the long term revolving note was $9,750,000 at September 30, 2009. The maximum availability on the long term revolver at June 30, 2009 was $9,000,000.
Corn Oil Extraction Note
In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At June 30, 2010 and September 30, 2009 the balance on the corn oil extraction note was $3,240,000 and $3,510,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
Letter of Credit
At June 30, 2010, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 8).
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009. The Company was in compliance with all covenants at June 30, 2010 and the Company anticipates that they will meet these covenants through June 30, 2011. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.
In February 2010, the Company amended the construction loan to require the Company to prepay not less than $2,000,000 of the Company’s excess cash flow for the 2010 fiscal year, with not less than $1,000,000 due on or before March 31, 2010, and the remaining balance due June 30, 2010. The Company has the option to apply the prepayments either to the variable rate note or the long term revolving note. If any amount is applied to the long term revolving note, the amount available for borrowing on the long term revolving note will be reduced by the amount prepaid on and applied to the long term revolving note. The Company made two prepayments of $1,000,000 in February 2010 and June 2010 which were applied to the variable rate note.
Long-term debt, as discussed above, consists of the following at June 30, 2010:

Fixed rate loan	$38,728,006
Variable rate loan	25,631,069
Corn oil extraction note	3,240,000
Capital lease obligation (Note 7)	18,857

Totals	67,617,932

Less amounts due within one year	8,337,716

Net long-term debt	$59,280,216

The estimated maturities of long-term debt at June 30, 2010 are as follows:

2011	$8,337,716
2012	8,876,267
2013	9,428,506
2014	40,975,443

Total long-term debt	$67,617,932

7. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008 through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
The Company leases equipment from an unrelated party under a capital lease at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of June 30, 2010, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at June 30, 2010.
At June 30, 2010, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating	Total
2011	$8,184	$1,084,800	$1,092,984
2012	8,928	1,084,800	1,093,728
2013	2,976	1,073,390	1,076,366
2014	—	356,404	356,404

Total minimum lease commitments	20,088	3,599,394	3,619,482
Less interest	(1,231)	—	(1,231)

Present value of minimum lease payments	$18,857	$3,599,394	$3,618,251

8. COMMITMENTS AND CONTINGENCIES
Software License Agreement
In October 2009, the Company entered into a license agreement effective September 30, 2009 for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of June 30, 2010, approximately $911,000 had been paid related to this contract and is included in construction in process on the balance sheet.
Development Agreement
In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and acquisition account. The amount allocated to the acquisition account will be used to pay for capital equipment at the Company’s request. At June 30, 2010, the Company had submitted a request for equipment that would use all funds in the account.
Carbon Dioxide Agreement
In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company’s ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company’s property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 6.25 tons of liquid carbon dioxide per hour and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. The initial term of the agreement is for a period of ten years commencing on the start-up date of the plant, but no later than June 1, 2010 and will automatically renew for two additional five year terms thereafter unless otherwise terminated pursuant to the agreement. The carbon dioxide liquefaction plant began operations in June 2010.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
Bushel Bin Storage Agreement
In May 2010, the Company entered into an agreement with an unrelated party for the construction of a bushel bin system with a capacity of 730,248 bushels of corn storage. The total costs to construct the bushel bin system are $1,746,000 and requires that construction begin June 1, 2010 and be completed no later than October 1, 2010. The agreement requires monthly progress payments throughout the construction period, as invoiced by the unrelated party. The Company has the right to suspend, delay or terminate the contract for reasons specified within the contract without further remedy to the unrelated party and may also terminate without cause, remunerating the unrelated party for all proven loss cost or expense related with the construction and no other remedy by the unrelated party. At June 30, 2010, the Company had paid $544,000 in down payments and progress payments, which are included in construction in progress.
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
9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of quarter	$(3,869,108)	$(5,046,571)
Net gain (loss) on derivative instruments	(471,518)	1,271,260

Balance at end of quarter	$(4,340,626)	$(3,775,311)

Changes in accumulated other comprehensive loss all related to the interest rate swap for the nine months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of year	$(4,131,549)	$(1,753,198)
Net loss on derivative instruments	(209,077)	(2,022,113)

Balance at end of period	$(4,340,626)	$(3,775,311)

The statement of comprehensive income (loss) for the three months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Net income	$1,330,075	$1,445,144
Interest rate swap fair value change	(943,905)	1,271,260

Comprehensive income	$386,170	$2,716,404

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2010
The statement of comprehensive income (loss) for the nine months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Net income (loss)	$18,573,511	$(4,680,795)
Interest rate swap fair value change	(1,654,457)	(2,022,113)

Comprehensive income (loss)	$16,919,054	$(6,702,908)

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS
The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company began operations in November 2008. The Company’s revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 85% of total revenues and corn costs average 76% of total cost of goods sold.
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
Management has considered expense reductions that can be made in the upcoming months related to analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs. Management has entered into a software license agreement to improve production and reduce costs for the upcoming years (Note 8). Management has renegotiated its contract with their ethanol marketer to extend the initial term of the agreement to eight years. To manage cash flow, the Company also has the option to elect to pay an increased commission rate for reduced payment terms from 20 days to 7 days after shipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness; and

•	Elimination of the United States tariff on imported ethanol.
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
We entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases the carbon dioxide gas produced at our plant. In addition, as an Exhibit to the agreement, we entered into a Site Lease Agreement with EPCO under which EPCO leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We supply to EPCO, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 6.25 tons of liquid carbon dioxide per hour. EPCO pays Cardinal a price of $5.00 per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO.
In May 2010 we entered into a construction agreement with LAH Development, LLC for the construction of a bushel bin storage system for storage of up to 730,248 bushels of corn. Construction of the system is scheduled to be completed no later than October 1, 2010. The price of the construction is $1,746,000 subject to change orders. As of June 30, 2010 we have paid approximately $544,000 in down payments and progress payments under this agreement, which are included in construction in progress. Pursuant to the agreement, LAH Development will pay Cardinal liquidated damages as set out in the agreement if construction is not completed by October 1, 2010.

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
Ethanol production in the United States is benefited by various tax incentives. The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline at a rate of 10%. VEETC is scheduled to expire on December 31, 2010. If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace. On December 31, 2009, the part of VEETC that benefits the biodiesel industry was allowed to expire. Recently, Congress passed legislation to reinstate the biodiesel credit until December 31, 2010. However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the tax credit will be reinstated. If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.
In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year. Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities.

Results of Operations for the Three Months Ended June 30, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended
	June 30, 2010 (Unaudited)		June 30, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$47,654,811	100.00%	$45,338,895	100.00%
Cost of Goods Sold	44,192,456	92.73%	41,361,775	91.23%
Gross Profit (Loss)	3,462,355	7.27%	3,977,120	8.77%
Operating Expenses	962,375	2.02%	1,089,098	2.40%
Operating Income (Loss)	2,499,980	5.25%	2,888,022	6.37%
Other Expense	(1,169,905)	(2.45%)	(1,442,878)	(3.18)%

Net Income (Loss)	$1,330,075	2.79%	$1,445,144	3.19%

Revenues
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$39,876,762	83.68%	$36,750,418	81.18%
Dried Distillers Grains Sales	7,324,436	15.37%	8,061,240	17.78%
Wet Distillers Grains Sales	19,273	0.04%	63,538	0.14%
Other Revenue	434,340	0.91%	463,699	1.02%

Total Revenues	$47,654,811	100.00%	$45,338,895	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2010.

	Three Months ended	Three Months ended
	June 30, 2010	June 30, 2009
Production:
Ethanol sold (gallons)	26,158,680	22,828,818
Distillers grains sold (tons)	76,557	69,732

Revenues:
Ethanol average price per gallon	$1.52	$1.61
Distillers grains average price per ton	$95.92	$116.51

Primary Inputs:
Corn ground (bushels)	9,321,143	8,501,516
Natural gas purchased (MMBTU)	728,499	751,316

Costs of Primary Inputs:
Corn average price per bushel ground	$3.69	$4.30
Natural gas average price per MMBTU	$4.31	$4.45

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.0613	$0.0626
Denaturant cost per gallon of ethanol sold	$0.0421	$0.0351
Electricity cost per gallon of ethanol sold	$0.0320	$0.0359
Direct Labor cost per gallon of ethanol sold	$0.0191	$0.0190

We experienced an increase in the gallons of ethanol sold in the three month period ended June 30, 2010 as compared to the same period in 2009. We sold 26,158,680 gallons of ethanol during the three month period ended June 30, 2010 compared to 22,828,818, for the same three month period ending in 2009. The average price we sold our ethanol at was $1.52 and $1.61 for the three month period ending June 30, 2010 and 2009, respectively. During the quarter ended June 30, 2010, the market price of ethanol varied between approximately $1.578 per gallon and approximately $1.715 per gallon.
We experienced an increase in the amount of distillers grains sold in the three month period ended June 30, 2010 as compared to the same period in 2009. We sold 76,557 and 69,732 tons of distillers grains during the three month period ended June 30, 2010 and 2009, respectively. The average price per ton of distillers grains was $95.92 and $116.51 for the three month period ending June 30, 2010 and 2009, respectively. During the quarter ended June 30, 2010, the market price of distillers grains varied between approximately $88.00 per ton and approximately $102.00 per ton.
We experienced an increase in the amount of corn ground during the three month period ending June 30, 2010 as compared to the same period in 2009. During the quarter ended June 30, 2010, the market price of corn varied between approximately $3.25 per bushel and approximately $3.83 per bushel. Our average price per bushel of corn ground was $3.78 for the quarter ended June 30, 2010 compared to $4.39 for the quarter ended June 30, 2009.
During the quarter ended June 30, 2009, the market price of natural gas varied between approximately $4.15 per MMBTU and approximately $5.17 per MMBTU. Our average price per MMBTU of natural gas was $4.66.
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
For the three months ended June 30, 2010, we received approximately 84% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains. Sales of corn oil represented less than 1% of our total sales. Our revenue from ethanol increased slightly during the three months ended June 30, 2010 compared to the same period in 2009, as a result of increased production. During the three months ended June 30, 2010, we experienced a decreasing trend in the price we received for our ethanol. Ethanol prices peaked in March 2010 and have been decreasing since that time. Management attributes this decreasing trend in ethanol prices with increased production of ethanol and steady demand. Increased gasoline and ethanol prices during the last calendar quarter of 2009 and first quarter of 2010 allowed the ethanol industry to realize more favorable margins. Management believes that the increased margins led some idled ethanol plants to again commence production. Unless this increased supply is equally met with increased demand for ethanol, management believes ethanol prices will be pressured downward, which could significantly affect our liquidity.
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
During the three months ended June 30, 2010, distillers grains prices trended downward. Management attributes this decreasing price trend in distillers grains with concerns about the quality of distillers grains. Vomitoxin was a significant concern related to corn harvested in the fall of 2009 due to the very wet conditions and late harvest. Vomitoxin from corn used in the ethanol production process remains in the distillers grains which are the co-product of the ethanol production process. If the corn that is used to produce ethanol contains high levels of vomitoxin, it can affect the quality of the distillers grains that are produced and affect the price of distillers grains. We have received favorable pricing for our distillers grains due to our lower levels of vomitoxins. After the end of the three month period ended June 30, 2010, distillers grains prices increased. Management anticipates that distillers grains prices will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.
The ethanol plant continues to produce ethanol and distillers grains at a rate that is in excess of our nameplate production capacity of 100 million gallons per year.
Corn oil represents an additional revenue source for us. Our corn oil sales increased in the three month period ended June 30, 2010 as compared to the same period in 2009 as a result of increased production in the three month period ended June 30, 2010. Our corn oil production was below expectations for the quarter ended June 30, 2010. Corn oil prices decreased for the quarter ended June 30, 2010. Management attributes this decrease to the decrease in biodiesel production as a result of the expiration of the tax credit. We are currently operating significantly below the designed capacity of our corn oil extraction equipment. We are working with ICM, Inc. to fine tune the operation of our corn oil extraction equipment and hope to have the equipment operating at 100% capacity in the near term.
Cost of Goods Sold
Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 92.73% for the three months ended June 30, 2010 as compared to 91.22% for the same period in 2009. This increase in cost of goods sold as a percentage of revenues was primarily the result of a change in corn prices and ethanol prices for the three months ended June 30, 2010 as compared to the same period in 2009. This change in corn prices also affected the net unrealized and realized gains and losses from corn derivatives for the three months ended June 30, 2010. We had realized and unrealized gains from corn derivatives of approximately $292,415, for the three months ended June 30, 2010, compared to a net gain of approximately $1,613,862 for the three months ended June 30, 2009. The effect of the derivative instruments on gross margin, had the Company not entered into these contracts, would be to reduce gross margin from 17.26% to 6.7% at June 30, 2010. The impact on gross margin for the three months ended June 30, 2009 would be to reduce gross margin from 8.77% to 5.21%.
Corn Costs
Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. During the three month period ended June 30, 2010, corn prices were relatively steady but increased after the end of the quarter. We expect that corn prices will continue to be volatile for the rest of our fiscal year, depending on weather conditions or other factors which could significantly impact corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At June 30, 2010, we have forward corn purchase contracts for various delivery periods through March 2012 for a total commitment of approximately $16,974,000. Approximately $2,548,000 of the forward corn purchases were with a related party. As of June 30, 2010 we also have open short positions for 2,050,000 bushels of corn and long positions for 1,075,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2012.
We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market impacting our ability to operate profitably.
Natural Gas Costs
Prices for natural gas remained steady during the three month period ended June 30, 2010. Management anticipates that natural gas prices will remain relatively steady into the summer months unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production may result in increased energy demand, including increased natural gas demand. This may result in further increases in natural gas prices. This may be offset somewhat by the normal seasonal decline of natural gas demand during summer months.
Operating Expense
Our operating expenses as a percentage of revenues were 2.02% for the three months ended June 30, 2010 compared to 2.4% in the same period of 2009. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual operating expenses of approximately $127,000 for the three month period ended June 30, 2010 as compared to the same period in 2009. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2010 fiscal year.
Operating Income
Our income from operations for the three months ended June 30, 2010 was approximately 5.25% of our revenues compared to an operating income of 6.37% for the same period in 2009. The slight decrease in our operating income for the three month period ended June 30, 2010 was primarily the net result of higher costs of goods sold.
Other Expense
Our other expense for the three months ended June 30, 2010 was 2.45% of our revenues compared to other expense of 3.18% of revenues for the same period in 2009. Our other expense for the three month period ended June 30, 2010 and 2009 consisted primarily of interest expense.
Results of Operations for the Nine Months Ended June 30, 2010 and 2009
The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2010 and June 30, 2009:

	Nine Months Ended		Nine Months Ended
	June 30, 2010 (Unaudited)		June 30, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$166,010,252	100.00%	$117,025,297	100.00%
Cost of Goods Sold	140,985,520	84.93%	116,099,124	99.20%
Gross Profit (Loss)	25,024,732	15.07%	926,173	.80%
Operating Expenses	2,824,309	1.70%	2,701,078	2.32%
Operating Income (Loss)	22,200,423	13.37%	(1,774,905)	(1.52)%
Other (Expense)	(3,626,912)	(2.18%)	(2,905,890)	(2.48)%

Net Income (Loss)	$18,573,511	11.19%	$(4,680,795)	(4.00)%

Revenues
Our revenues from operations come from two primary sources: sales of fuel ethanol, sales of distillers grains, and sales of corn oil. We only had eight months of operations in the nine months ended June 30, 2009 as we did not begin operations until November 2008.
The following table shows the sources of our revenue for the nine months ended June 30, 2010 and June 30, 2009.

	Nine Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$140,545,196	84.66%	$96,034,307	82.06%
Dried Distillers Grains Sales	23,685,815	14.27%	20,124,614	17.20%
Wet Distillers Grains Sales	88,184	0.05%	139,307	0.12%
Other Revenue	1,691,057	1.02%	727,068	0.62%

Total Revenues	$166,010,252	100.00	$117,025,296	100.00

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2010 and 2009:

	Nine Months ended	Nine Months ended
	June 30, 2010	June 30, 2009
Production:
Ethanol sold (gallons)	82,295,942	60,991,048
Distillers grains sold (tons)	243,038	184,570

Revenues:
Ethanol average price per gallon	$1.71	$1.57
Distillers grains average price per ton	$97.82	$109.79

Primary Inputs:
Corn ground (bushels)	29,591,655	22,978,972
Natural gas purchased (MMBTU)	2,381,681	1,992,555

Costs of Primary Inputs:
Corn average price per bushel ground	$3.78	$4.16
Natural gas average price per MMBTU	$5.03	$5.45

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.0591	$0.0696
Denaturant cost per gallon of ethanol sold	$0.0420	$0.0360
Electricity cost per gallon of ethanol sold	$0.0302	$0.0330
Direct Labor cost per gallon of ethanol sold	$0.0181	$0.0247
In the nine month period ended June 30, 2010, ethanol sales comprised approximately 84.66% of our revenues and distillers grains sales comprised approximately 14.27%% percent of our revenues, while corn oil sales comprised approximately 1% of our revenues. For the nine month period ended June 30, 2009, ethanol sales comprised approximately 81% of our revenue, without accounting for ethanol hedging, distillers grains sales comprised approximately 18% of our revenue, and corn oil sales comprised approximately 1% of our revenue.

The average ethanol sales price we received for the nine month period ended June 30, 2010 was approximately 8% higher than our average ethanol sales price for the comparable 2009 period. Management anticipates that ethanol will remain steady or may decline throughout the remainder of the 2010 fiscal year.
The price we received for our dried distillers grains decreased by approximately 11% during the nine month period ended June 30, 2010 compared to the same period of 2009. Management attributes this decrease to high vomitoxin levels in 2009. After June 30, 2010, our dried distillers grains prices have increased slightly. We anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distillers grains supplies related to changes in ethanol production.
Cost of Goods Sold
Our costs of goods sold as a percentage of revenues were approximately 84.93% for the nine month period ended June 30, 2010 compared to 99.21% for the same period of 2009. Our two largest costs of production are corn (76.48% of cost of goods sold for our nine months ended June 30, 2010) and natural gas (8.21% of cost of goods sold for our nine months ended June 30, 2010). Our cost of goods sold increased by approximately $24,886,000 in the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, while our revenue for the same period increased by approximately $48,985,000. We had realized and unrealized gains from corn derivatives of approximately $2,547,614, for the nine months ended June 30, 2010, compared to a net gain of approximately $292,445 for the nine months ended June 30, 2009. The effect of the derivative instruments on gross margin, had the Company not entered into these contracts, would be to reduce gross margin from 15.1% to 13.5% for the nine months ended June 30, 2010. The impact on gross margin for the nine months ended June 30, 2009 would be to reduce gross margin from 0.8% to (1.1%).
Operating Expense
Our operating expenses were slightly higher for the nine month period ended June 30, 2010 than they were for the same period ended June 30, 2009. This increase in operating expenses is primarily due to an increase in the general and administrative expenses for the nine month period ended June 30, 2010.
Operating Income (Loss)
Our income from operations for the nine months ended June 30, 2010 was approximately 13.37% of our revenues compared to an operating loss of approximately 1.52% of our revenues for the nine months ended June 30, 2009. This increase in our profitability is primarily due to a widening of grind margins; the relationship between the selling price of ethanol and distillers grains to the critical input costs of corn and energy, in the current year.
Other Income and Other Expense
Other expense for the nine months ended June 30, 2010, was approximately 2.18% of our revenue and totaled approximately $3,627,000. Other expense for the nine months ended June 30, 2009 was approximately 2.48% of our revenue and totaled approximately $2,906,000. Other expense consisted primarily of interest expense.
Changes in Financial Condition for the Nine Months Ended June 30, 2010
The following table highlights the changes in our financial condition:

	June 30, 2010	September 30, 2009
Current Assets	$31,412,551	$22,049,914
Current Liabilities	$19,118,241	$13,036,275
Members’ Equity	$84,083,072	$66,594,997

We experienced an increase in our current assets at June 30, 2010 compared to our fiscal year ended September 30, 2009. We experienced an increase of approximately $1,546,000 in the value of our inventory at June 30, 2010 compared to September 30, 2009. Additionally, current assets increased at June 30, 2010 due to increased trade accounts receivable. At June 30, 2010, we had trade accounts receivable of approximately $14,632,000 compared to trade accounts receivable at September 30, 2009 of approximately $5,945,000. This increase in receivables is primarily due to the timing of shipments at September 30, 2009 and June 30, 2010. This also reflects the change in payment terms with our ethanol marketer from seven to twenty one days. We also had asset derivative instruments of approximately $65,600 at June 30, 2010, compared to asset derivative instruments of approximately $135,000 at September 30, 2009. Prepaid and other current assets increased to approximately $953,000 at June 30, 2010, compared to approximately $847,000 at September 30, 2009. The increase in prepaid and other current assets is primarily due to prepaid natural gas.
We experienced an increase in our total current liabilities at June 30, 2010 compared to September 30, 2009. We experienced an increase of approximately $4,480,000 in accounts payable for corn purchases at June 30, 2010 compared to September 30, 2009. The increase in corn payables is due to the number of unpriced and delayed price contracts open at June 30, 2010. Management expects the majority of these contracts to be priced and paid before the end of the fiscal year.
We experienced a decrease in our long-term liabilities as of June 30, 2010 compared to September 30, 2009. At June 30, 2010, we had approximately $59,280,000 outstanding in the form of long-term loans, compared to approximately $77,427,000 at September 30, 2009. The decrease is primarily due to the pay off of our long term revolving note during December 2009 of $9,250,000, as well as scheduled principal repayments made when the notes converted to term loans in April 2009. We also paid $2,000,000 required by our primary lender in return for concessions they made that increased the allowable capital expenditures for the current fiscal year. Prior to the conversion of the notes, we were in construction phase, and therefore had no required principal payments.
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
As a result of more favorable operating conditions in the first three quarters of 2010 than we experienced during the beginning of our 2009 fiscal year, we were able to reduce our reliance on our revolving lines of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.
The following table shows cash flows for the nine months ended June 30, 2010 and 2009:

	2010	2009
Net cash provided by (used for) operating activities	$19,871,856	(12,493,609)
Net cash provided by (used in) investing activities	$(1,805,178)	(13,281,537)
Net cash provided by (used for) financing activities	$(18,088,288)	25,750,814
Net decrease in cash	$(21,610)	(24,332)
Cash and cash equivalents, end of period	$7,243,515	437,203
Cash Flow from Operations
We experienced a significant increase in our net cash provided by operations for the nine month period ended June 30, 2010 as compared to the same period in 2009. Cash provided by operating activities was approximately $19,872,000 for the nine months ended June 30, 2010 as compared to approximately $12,494,000 used in operating activities for the nine months ended June 30, 2009. Our net income from operations for the nine months ended June 30, 2010 was approximately $18,574,000 as compared to a net loss of approximately $4,681,000 for the same period in 2009.

Cash Flow From Investing Activities
We experienced a significant decrease in cash used in investing activities for the nine month period ended June 30, 2010 compared to the same period in 2009. Cash used in investing activities was approximately $1,805,000 for the nine months ended June 30, 2010 as compared to approximately $13,282,000 for the same period in 2009. As plant construction was completed, we had payments for construction in process of approximately $12,852,000 for the nine month period ended June 30, 2009. For the comparable period in 2010, we made payments on new projects and improvement, of approximately $1,720,613.
Cash Flow from Financing Activities
We had a significant increase in cash used for financing activities for the nine month period ended June 30, 2010 as compared to the same period in 2009. Cash used for financing activities was approximately $18,088,000 for the nine months ended June 30, 2010. Approximately $17,206,000 of this cash flow is payments on our long term debt. For the nine month period ended June 30, 2009, we received cash of approximately $25,751,000 from financing activities, as we drew the last amounts against the construction loans and the line of credit to begin operations.
Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. Assuming future relative price levels for corn, ethanol and distillers grains remain relatively consistent we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
Line of Credit
In February 2010, we extended and amended the $10,000,000 revolving line of credit to expire in February 2011 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Prior to this amendment, interest on the revolving line of credit was charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At June 30, 2010 and September 30, 2009, there were no outstanding borrowings on the revolving line of credit.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of June 30, 2010 and September 30, 2009 we had an interest rate swap with a fair value of approximately $4,341,000 and $4,132,000, respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note beginning in July 2009. The outstanding balance on this note was approximately $38,436,000 and $40,817,000 at June 30, 2010 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
We are required to make quarterly payments of $1,546,162 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made mandatory excess cash flow payments of $1,000,000 in February 2010 and June 2010 that were applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At June 30, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the one month LIBOR rate plus 300 basis points or 5%. At June 30, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At June 30, 2010 and September 30, 2009, the balance on the variable rate note was approximately $25,631,000 and $30,728,000, respectively. At September 30, 2009 the balance on the long term revolving loan was $9,750,000. At June 30, 2010 there were no outstanding borrowings on the long term revolving note, as we repaid the long term revolving note in full. The maximum availability on the long term revolving note at June 30, 2010 was $9,000,000.
Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of June 30, 2010, we had $3,240,000 outstanding on our corn oil extraction loan. At September 30, 2009, we had $3,510,000 outstanding on the corn oil extraction loan.
Letter of Credit
We had one letter of credit outstanding as of June 30, 2010 and September 30, 2009 for $450,000, which was issued in August 2009 to replace our electrical services security deposit.
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

We are also required to maintain a minimum amount of working capital, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities. Beginning August 1, 2009 through November 30, 2009, our minimum working capital had to be $4,000,000. Beginning December 1, 2009 through April 30, 2010, our minimum working capital had to be $7,000,000. After May 1, 2010, our minimum working capital must be $10,000,000.
Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. In connection with the amendment done in February 2010, the bank increased the fiscal 2010 capital expenditure limit to $4,523,000. For fiscal year 2011, the capital expenditure amount will go back to $1,000,000. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
We were in compliance with all covenants at June 30, 2010 and we anticipate that we will continue to meet these covenants through June 30, 2011.
We have working capital of approximately $12,294,000, excluding additional amounts available under our long term revolving note at June 30, 2010. Working Capital as defined by our loan agreement was approximately $22,637,000 at June 30, 2010. This includes the additional amounts available under our long term revolving note and the current portion of the interest rate swap. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we will continue to evaluate our liquidity needs for the upcoming months.
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
Subsequent Events
None.

Critical Accounting Estimates
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the June 30, 2010 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At June 30, 2010, we had an interest rate swap with a fair value of $4,340,626 recorded in current and long term liabilities on the balance sheet. The interest rate swap is designated as a cash flow hedge. As of June 30, 2010, we have open short positions for 2,050,000 bushels of corn and long positions for 1,075,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. At June 30, 2010, none of these contracts have potential losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
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

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates. Specifically, we have approximately $29 million outstanding in variable rate, long-term debt as of June 30, 2010. Our interest rate on our variable rate, long-term debt has a minimum interest rate of 5%. Currently, our interest rate on our variable rate, long-term debt is at 5%.
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate	Interest Rate at	Adverse 10% change in	Annual Adverse change to
Debt at June 30, 2010	June 30, 2010	Interest Rates	Income
$29,000,000	5.0%	0.5%	$145,000
In addition, we hold a revolving line of credit which bears a variable interest rate. At June 30, 2010, we have no outstanding borrowings on our revolving line of credit. However, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of June 30, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. As of June 30, 2010 our interest rate swap had a fair value of approximately $4,341,000.
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
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of June 30, 2010, we had price protection in place for approximately 9.4% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4.2% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2010. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume		Hypothetical
	Requirements for the next 12		Adverse Change in	Approximate
	months (net of forward and		Price as of	Adverse Change to
	futures contracts)	Unit of Measure	June 30, 2010	Income
Natural Gas	2,700,000	MMBTU	10%	$1,350,000
Ethanol	107,000,000	Gallons	10%	$16,050,000
Corn	34,900,000	Bushels	10%	$12,916,000
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

Item 4.	Controls and Procedures.
Our management, including our President and Chief Executive Officer, Jeff Painter, along with our Principal Financial and Accounting Officer, William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting referenced below. Since we reported these deficiencies in our annual report on Form 10-K for the fiscal year ended September 30, 2009, management has made significant improvements in our internal controls including the hiring of our chief financial officer. Review and testing has shown that the material weakness discussed below have been addressed and mitigated to varying yet considerable degrees. Management is continuing to address the material weaknesses discussed below and make further improvements, but believes that such weaknesses will not be considered remediated until the applicable improvements operate for a sufficient period of time.
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

Changes in Internal Control over Financial Reporting
Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2010. Our management is in the process of addressing the above material weaknesses and, since the termination of our former Chief Financial Officer in June 2009, utilized the services of an outside accounting firm to assist with this process. In March 2010, William Dartt was appointed as the Company’s Chief Financial Officer and Principal Financial and Accounting Officer. We believe this has helped remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. As discussed above, management has made significant improvements in the internal controls since September 30, 2009 and is continuing to address the material weaknesses and make further improvements. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. under which ICM, Inc. constructed and installed a Tricanter Oil Separation System at our ethanol plant. On February 12, 2010, GS Cleantech Corporation filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that our operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech and seeking damages associated with that infringement. On February 16, 2010, we entered into an Amendment to Tricanter Purchase and installation Agreement with ICM, Inc. Pursuant to the terms of the Amendment, ICM, Inc. will indemnify us from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney’s fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the Tricanter Oil Separation System. In addition, ICM, Inc. has agreed to defend us, at ICM’s expense in the lawsuit filed by GS Cleantech Corporation.

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
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. Recently, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

If the 54 cent per gallon tariff on imported ethanol expires at the end of the 2010 calendar year, it could negatively impact our profitability. United States ethanol production is benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year. Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit		Method of
No.	Description	Filing

10.1	Non-Exclusive CO2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: August 12, 2010	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2010	/s/ William Dartt
William Dartt
Chief Financial Officer (Principal Financial and Accounting Officer)