Form 10-K
period 2010-09-30
Cardinal Ethanol LLC
filed 2010-12-23
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2010

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of March 31, 2010, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $55,335,000.
As of December 15, 2010, there were 14,606 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2010.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit we may require to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Changes in legislation including the Renewable Fuels Standard and VEETC;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender; and

•	The reduction or expiration of VEETC and reduction or elimination of the tariff on foreign ethanol.

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
AVAILABLE INFORMATION
Information about us is also available at our website at www.cardinalethanol.com, under “SEC Filings” which includes links to the reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.
PART I

ITEM 1.	BUSINESS.
Business Development
Cardinal Ethanol, LLC is an Indiana limited liability company organized on February 7, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. Since November 1, 2008, we have been engaged in the production of ethanol, distiller’s grains and corn oil at the plant.
In August 2010, we obtained a new Title V air permit allowing us to increase our ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Since obtaining the new permit, we have been steadily increasing production to a level between 112 million gallons and 118 million gallons. We expect we will continue to produce at this level through the end of the calendar year.
Financial Information
Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 — Financial Statements and Supplementary Data” for our financial statements and supplementary data.
Principal Products and Markets
The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil for sale. Raw carbon dioxide gas is another co-product of the ethanol production process. We have entered into an agreement with EPCO Carbon Dioxide Products to capture the raw carbon dioxide we produce at the plant.
Ethanol
Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 13.2 billion gallons as of November 11, 2010.
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

Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the northeastern United States.
Approximately 85% of our revenue was derived from the sale of ethanol during our fiscal year ended September 30, 2010.
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
Approximately 14% of our revenue was derived from the sale of distiller’s grains during our fiscal year ended September 30, 2010.
Corn Oil
In November 2008, we began separating some of the corn oil contained in our distiller’s grains for sale. Corn oil sales represented less than 1% of our revenues for our 2010 fiscal year. We anticipate continuing to fine tune the operation of our corn oil extraction equipment and we expect that it will operate more efficiently in the future. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining. However, corn oil can be used as the feedstock to produce biodiesel and has other industrial uses.
Carbon Dioxide
We entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with EPCO under which EPCO leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We supply to EPCO, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 6.25 tons of liquid carbon dioxide per hour. EPCO pays Cardinal a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO. The contract rate varies based on volume thresholds.
Ethanol and Distillers Grains Markets
As described below in “Distribution of Principal Products,” we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. However, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China. During our fourth quarter of 2010, the ethanol industry experienced increased ethanol exports to Europe. These ethanol exports benefited ethanol prices in the United States. We anticipate that ethanol exports will remain steady.

We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.
Distribution of Principal Products
Our ethanol plant is located near Union City, Indiana in Randolph County. We selected the site because of its location to existing ethanol consumption and accessibility to road and rail transportation. Our site is in close proximity to rail and major highways that connect to major population centers such as Indianapolis, Cincinnati, Columbus, Cleveland, Toledo, Detroit, New York and Chicago.
Ethanol Distribution
We entered into an Ethanol Purchase and Sale Agreement with Murex, N.A., Ltd. (“Murex”) for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement is five years commencing on the date of first delivery of ethanol with automatic renewal for one year terms thereafter unless otherwise terminated by either party. During fiscal year 2009, we extended our Agreement with Murex to include an additional three years and the commission was increased from 0.90% to 1.10% of the purchase price, net of all resale costs, in exchange for reducing the payment terms from 20 days to 7 days after shipment. The amended agreement allowed us to revert back to the original payment terms and commission amount. We elected to revert back to the original terms during fiscal year 2010. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex’s commission. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol.
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
New Products and Services
As discussed above, we have entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases the carbon dioxide gas produced at our plant. We supply to EPCO, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 6.25 tons of liquid carbon dioxide per hour. EPCO pays us per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO.

Federal Ethanol Supports and Governmental Regulation
Federal Ethanol Supports
The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
The RFS for 2010 was approximately 13 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons. The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons. Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.
In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these green house gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.
Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall in 2011, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later. The EPA is expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010. However, management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. As a result, the approval of E15 may not significantly increase demand for ethanol. Two lawsuits were filed on November 9, 2010 by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.
In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC was scheduled to expire on December 31, 2010. However, on December 20, 2010, VEETC was extended through the end of 2011. If this tax credit is not renewed past the 2011 calendar year, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market. Further, elimination of VEETC may lead to less discretionary blending of ethanol where gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even without the VEETC. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.
The USDA announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pump accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.
United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. However, the 54 cent per gallon tariff is set to expire at the end of the 2011 calendar year. Elimination of the tariff could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
Effect of Governmental Regulation
The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.
We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2010, we incurred costs and expenses of approximately $91,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Currently, several lawsuits have been filed challenging the California LCFS.
Competition
We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 11, 2010, the Renewable Fuels Association estimates that there are 204 ethanol production facilities in the U.S. with capacity to produce approximately 13.8 billion gallons of ethanol and another 9 plants under expansion or construction with capacity to produce an additional 840 million gallons. However, the Renewable Fuels Association estimates that approximately 4.7% of the ethanol production capacity in the United States is currently idled. This is down from 2009 when the idled capacity may have been as high as 20%. Since ethanol is a commodity product, competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET and Valero Renewable Fuels each of which are capable of producing significantly more ethanol than we produce.
The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.
U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 400
million gallons per year (mmgy) or more

		Under Construction/
	Current Capacity	Expansions
Company	(mmgy)	(mmgy)

POET Biorefining	1,629.0	5.0

Archer Daniels Midland	1,450.0	275

Valero Renewable Fuels	1,130.0

Green Plains Renewable Energy	657.0
Updated: November 11, 2010
We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association’s Ethanol Industry Outlook 2010, ethanol plants produced more than 25 million metric tons of distillers grains in 2008/2009 and will produce an estimated 29 million metric tons in 2009/2010. The amount of distillers grains produced is expected to increase as ethanol production increases.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2010. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
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
We may need to truck or rail in some of our corn feedstock, which additional transporation costs may reduce our profit margins.
On December 10, 2010, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2010 grain corn crop at 12.54 billion bushels. The December 10, 2010 estimate of the 2010 corn crop is approximately 5% lower than the record set in 2009 of 13.2 billion bushels. Corn prices rose dramatically in July through September. The current outlook for corn prices shows rising corn prices over the next few months. We expect continued volatility in the price of corn, which could significantly impact our costs of goods sold.
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
Risk Management Services
We entered into a Risk Management Agreement with John Stewart & Associates (“JS&A”) under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our co-products. In exchange for JS&A’s risk management services, we pay JS&A a fee of $1,500 per month. The term of the agreement is for one year and will continue on a month to month basis thereafter. The agreement may be terminated by either party at any time upon written notice.
We have also entered into an agreement with Advance Trading to assist us with hedging corn, ethanol and natural gas. We pay them a fee of $1,000 per month for these services. The term of the agreement is a month to month agreement, and may be terminated by either party at any time upon proper notice.
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
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2010 was approximately 3,127,000 MMBTU, constituting approximately 7.9% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.
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
Working Capital
We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is our operations along with our short-term revolving line of credit with our primary lender First National Bank of Omaha. At November 30, 2010, we have approximately $10,000,000 available to draw on the short-term revolving line of credit. We currently have no outstanding borrowings under our short-term revolving line of credit.

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
Financial Information about Geographic Areas
All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2010, 2009 and 2008 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distillers grains are exported to Mexico, Canada and China and the United States ethanol industry has recently experienced increased exports of ethanol to Europe. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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
Risks Relating to Our Business
If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is now set to expire on December 31, 2011. We believe that VEETC positively impacts the price of ethanol. On December 31, 2009, the biodiesel blenders’ credit that benefits the biodiesel industry was allowed to expire. This resulted in the biodiesel industry significantly decreasing biodiesel production because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.
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
Declines in the price of ethanol or distiller’s grain would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller’s grains to continue to be volatile in our 2011 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller’s grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.
We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We are currently in compliance with all our financial covenants. Current management projections indicate that we will be in compliance with our loan covenants. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.
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
The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 13 billion gallons in 2010. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative f future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

We engage in hedging transactions which involve risks that could harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments. The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase. Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices rise or fall significantly.
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
We are subject to litigation involving our corn oil extraction technology. We have been sued by GS CleanTech Corporation for asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. GS CleanTech is seeking to enforce its patent rights against ICM and the Company. According to information available through the U.S. Patent and Trademark Office, certain patents have been issued and other patents will be issued to GS CleanTech. If GS CleanTech is successful in its infringement action against the Company, we may be force to pay damages to GS CleanTech as a result of our use of such technology.

Risks Related to Ethanol Industry
Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2010. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently the EPA approved the use of E15 for standard vehicles produced in the model year 2007 and later. The EPA is expected to make a decisions soon regarding the use of E15 in vehicles produced in model year 2001 and later. However, the EPA is also expected to introduce E15 labeling requirements which cause consumers to avoid using E15. The fact that E15 has not been approved for use in all vehicles and the anticipated labeling requirements may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably. This could reduce or eliminate the value of our units.
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
New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of November 11, 2010, there are 204 ethanol plants in the United States with capacity to produce more than 13.7 billion gallons of ethanol per year. In addition, there are 7 new ethanol plants under construction and 4 plant expansions underway which together are estimated to increase total ethanol production capacity to more than 14.6 billion gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 4.7% of the ethanol production capacity in the United States was idled as of November 11, 2010, the most recent available data. During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled. Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our profitability.

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
Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. The tariff that protects the United States ethanol industry expires at the end of 2011 which could lead to increase of ethanol supplies and decreased ethanol prices.
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
Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Indiana were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

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
Our plant is in excellent condition and is capable of functioning at over 100% of its production capacity.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	LEGAL PROCEEDINGS.
On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that the Company’s operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech Corporation. GS CleanTech Corporation seeks a preliminary injunction, royalties, damages associated with the alleged infringement, as well as attorney’s fees from the Company. On February 16, 2010, ICM, Inc. agreed to indemnify, at ICM’s expense, the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney’s fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of the Company’s purchase and use of the oil recovery system.
GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation (“MDL”). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). The Company has since answered and counterclaimed that the patent claims at issue are invalid. The Company anticipates that once the issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.
The Company is not currently able to predict the outcome of this litigation with any degree of certainty. ICM, Inc. has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation would be based on a reasonable royalty to, or lost profits of, GS CleanTech Corporation. If the court deems the case exceptional, attorney’s fees may be awarded and are likely to be $1,000,0000 or more. ICM, Inc. has also agreed to indemnify the Company. However, in the event that damages are awarded, if ICM, Inc. is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

ITEM 4.	REMOVED AND RESERVED.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of September 30, 2010 we had approximately 14,606 membership units outstanding and approximately 1,197 unit holders of record. There is no public trading market for our units.

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
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status. Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof). All transfers are subject to a determination that the transfer will not cause the Company to be deemed a publicly traded partnership.
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

				# of
Quarter	Low Price	High Price	Average Price	Units Traded
2009 1st	$4,000	$4,000	$4,000.00	5
2009 2nd	$3,000	$3,275	$3,052.50	10
2009 3rd	$2,950	$3,000	$2,985.00	20
2009 4th	$2,850	$2,850	$2,850.00	5
2010 1st	$2,250	$2,700	$2,557.29	24
2010 2nd	$2,650	$3,400	$2,817.50	80
2010 3rd	$3,100	$3,400	$3,217.25	20
2010 4th	$3,400	$3,500	$3,416.13	62
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

				# of
Sellers Quarter	Low Price	High Price	Average Price	Units Listed
2009 1st	$5,000	$5,000	$5,000.00	16
2009 2nd	$3,500	$4,000	$4,107.14	28
2009 3rd	$3,000	$3,000	$3,000.00	3
2009 4th	$2,800	$2,800	$2,800.00	1
2010 1st	$2,250	$2,700	$2,557.29	24
2010 2nd	$2,650	$3,800	$2,841.46	82
2010 3rd	$3,100	$3,400	$3,217.25	20
2010 4th	$3,400	$3,500	$3,558.54	82

Our board of directors approved an estimated tax distribution of $60 per unit net of non-resident withholding taxes for out of state members, for a total distribution of $842,000, which was made in March 2010.
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
Performance Graph
The following graph shows a comparison of cumulative total member return since October 31, 2006, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cardinal Ethanol, LLC, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

*	$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.

Fiscal year ending September 30.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated balance sheet financial data as of September 30, 2008, 2007 and 2006 and the selected consolidated income statement data and other financial data for the years ended September 30, 2007 and 2006 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of September 30, 2010 and 2009 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended September 30, 2010 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with “Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2010	2009	2008	2007	2006
Revenues	$224,807,338	$167,738,057	$—	$—	$—

Cost Goods Sold	195,880,762	160,674,617	—	—	—

Gross Profit	28,926,576	7,063,440	—	—	—

Operating Expenses	3,735,530	3,726,051	1,266,368	875,080	589,722

Impairment Loss	—	—	—	—	—

Operating Income (Loss)	25,191,046	3,337,389	(1,266,368)	(875,080)	(589,722)

Other Income (Expense)	(4,740,467)	(4,288,574)	258,114	3,130,461	151,999

Net Income	$20,450,579	$(951,185)	$(1,008,254)	$2,255,381	$(437,723)

Weighted Average Units Outstanding	14,606	14,606	14,606	12,026	477

Net Income (Loss) Per Unit	$1,400.15	$(65.12)	$(69.03)	$187.54	$(917.66)

Cash Distributions Per Unit	$60.00	$—	$—	$—	$—

Balance Sheet Data:	2010	2009	2008	2007	2006
Current Assets	$29,289,713	$22,049,914	$741,508	$21,285,458	$357,321

Net Property and Equipment	132,780,346	137,209,571	140,285,656	63,371,362	15,078

Other Assets	851,732	1,068,767	2,397,795	1,427,895	626,977

Total Assets	162,921,791	160,328,252	143,424,959	86,084,715	999,376

Current Liabilities	17,952,961	13,036,275	11,682,082	13,621,236	145,637

Long-Term Debt	56,188,380	77,427,000	61,818,344	—	—

Members’ Equity	85,650,048	66,594,997	69,924,533	72,463,479	853,739

*	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations
Comparison of Fiscal Year Ended September 30, 2010 and September 30, 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2010 and 2009.

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2010		September 30, 2009
	(Audited)		(Audited)
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$224,807,338	100.00%	$167,738,057	100.00%

Cost of Goods Sold	195,880,762	87.13%	160,674,617	95.79%

Gross Profit	28,926,576	12.87%	7,063,440	4.21%

Operating Expenses	3,735,530	1.65%	3,726,051	2.22%

Operating Income	25,191,046	11.22%	3,337,389	1.99%

Other (Expense)	(4,740,467)	(2.11)%	(4,288,574)	(2.56)%

Net Income (Loss)	$20,450,579	9.11%	$(951,185)	(0.57)%

The following table shows additional data regarding production and price levels for our primary inputs and our primary products for the fiscal years ended September 30, 2010 and 2009.

	Fiscal Year ended	Fiscal Year ended
	September 30, 2010	September 30, 2009
Production:
Ethanol sold (gallons)	109,986,252	87,645,515
Distillers grains sold (tons)	321,087	267,699

Revenues:
Ethanol average price per gallon	$1.739	$1.58
Distillers grains average price per ton	$97.390	$103.53

Primary Inputs:
Corn ground (bushels)	39,408,254	32,293,302
Natural gas purchased (MMBTU)	3,126,888	2,760,264

Costs of Primary Inputs:
Corn average price per bushel ground	$3.851	$4.04
Natural gas average price per MMBTU	$5.009	$4.907

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.062	$0.066
Denaturant cost per gallon of ethanol sold	$0.042	$0.036
Electricity cost per gallon of ethanol sold	$0.031	$0.033
Direct Labor cost per gallon of ethanol sold	$0.018	$0.022
Revenues
Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the fiscal year ended September 30, 2010, we received approximately 85% of our revenue from the sale of fuel ethanol and approximately 14% of our revenue from the sale of distillers grains. Sales of corn oil represented less than 1% of our total sales. Comparatively, for the fiscal year ended September 30, 2009, we received approximately 83% of our revenue from the sale of fuel ethanol and approximately 17% of our revenue from the sale of distillers grains, and less than 1% of total sales from corn oil.
Ethanol
Our revenues from ethanol increased for our fiscal year ended September 30, 2010 as compared to our fiscal year ended September 30, 2009. Our increase in revenues for our 2010 fiscal year as compared to our 2009 fiscal year was the result of an increase in our ethanol production in 2010 and higher ethanol prices in 2010 on average per gallon as compared to 2009. We are currently operating at 118% of our name plate capacity.
During the fiscal year ended September 30, 2010, the market price of ethanol varied between approximately $1.57 per gallon and approximately $2.43 per gallon. Our average price per gallon of ethanol sold was approximately $1.74 for our 2010 fiscal year. During the fiscal year ended September 30, 2009, the market price of ethanol varied between approximately $1.36 per gallon and approximately $1.72 per gallon. Our average price per gallon of ethanol sold was approximately $1.58. During the fiscal year ended September 30, 2010, we sold approximately 109,986,000 gallons of ethanol as compared to our sale of 87,646,000 gallons of ethanol in 2009.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Management anticipates that ethanol prices will remain steady during our 2011 fiscal year given the VEETC blenders’ credit has been renewed. The ethanol industry relies on the VEETC to reduce the cost of ethanol to fuel blenders. This results in increased demand for ethanol related to what is called discretionary blending. Discretionary blending is where fuel blenders use ethanol to increase octane in the fuels that are produced as well as reduce the price of gasoline. However, when the price of ethanol increases relative the price of gasoline, after taking into account the VEETC, the amount of discretionary blending by fuel blenders decreases thereby decreasing ethanol demand. Management anticipates ethanol production will be comparable during our 2011 fiscal year provided the ethanol industry can maintain current ethanol prices. However, in the event ethanol prices decrease significantly, we may be forced to reduce ethanol production during times when our operating margins are unfavorable. Further, our operating margins also depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs. In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.
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
Distillers Grains
Our revenues from distillers grains increased in fiscal year ended September 30, 2010 as compared to the same period in 2009. This increase was primarily the result of increased distillers grains sales in 2010 as compared to 2009 partially offset by a decrease in the average price per ton we received from our distillers grains in the fiscal year ended September 30, 2010 as compared to the fiscal year ended September 30, 2009.
During the fiscal year ended September 30, 2010, the market price of distillers grains varied between approximately $93 per ton and approximately $140 per ton. Our average price per ton of distillers grains sold was approximately $97.39. During the fiscal year ended September 30, 2009, the market price of distillers grains varied between approximately $76.64 per ton and approximately $148.15 per ton. Our average price per ton of distillers grains sold was approximately $103.53. We sold approximately 53,000 more tons of distiller grains during our 2010 fiscal year as compared to our 2009 fiscal year. During our fiscal year ended September 30, 2010, we sold approximately 321,000 tons of distillers grains compared to approximately 268,000 tons during our fiscal year ended September 30, 2009. Management attributes this increase in distillers grains sales with increased production of ethanol during the 2010 fiscal year. As we produce more ethanol, the total tons of distillers grains that we produce also increases. Offsetting the increase in distillers grains sales was a decrease in the average price we received per ton of distillers grains sold during our 2010 fiscal year compared to our 2009 fiscal year. During our 2009 fiscal year, uncertainty existed regarding the supply of distillers grains in the market due to the fact that many ethanol producers were reducing production during late 2008 and early 2009. Management believes this resulted in higher distillers grains prices due to increasing demand and lower supplies. Therefore, we experienced higher distillers grains prices during our 2009 fiscal year. Further management believes that distillers grains prices lag behind corn prices. As a result, distillers grains prices during our 2010 fiscal year may not have fully benefited from the recent increases in corn prices that we experienced in the second half of our 2010 fiscal year.

Management believes that the market prices for distiller’s grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Given the recent increase in corn prices, we have experienced higher than normal distiller grains prices.
Corn Oil
Management anticipates continuing to increase our corn oil production during our 2011 fiscal year as we continue to refine the operation of our corn oil extraction equipment.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 87.13% for the fiscal year ended September 30, 2010 and 95.79% for the fiscal year ended September 30, 2009. Our two primary costs of producing ethanol and distillers grains are corn costs and natural gas costs.
Corn Costs
Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the fiscal year ended September 30, 2010 our corn costs increased as compared to our fiscal year ended September 30, 2009. This increase was the result of an increase in the amount of corn used by our plant in 2010 as compared to 2009 partially offset by a lower average price per bushel of ground corn in 2010 as compared to 2009.
During our fiscal year ended September 30, 2010, we used approximately 39,408,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 32, 293,000 during our fiscal year ended September 30, 2009. Management attributes this increase in bushels of corn for our 2010 fiscal year to an increase in production of ethanol and distillers grains. During the fiscal year ended September 30, 2010, the market price of corn varied between approximately $3.40 per bushel and approximately $4.81 per bushel. Our average price per bushel of corn ground was approximately $3.85, without considering the effects of our risk management/hedging. During the fiscal year ended September 30, 2009, the market price of corn varied between approximately $3.41 per bushel and approximately $4.63 per bushel. Our average price per bushel of corn ground was approximately $4.04, without considering the effects of our risk management/hedging. Our corn costs associated with the beginning of our 2010 fiscal year were lower than normal. However, beginning in July corn prices increased as a result of uncertainty regarding weather factors that resulted in decreased corn yields in some parts of the United States. This led to fears regarding an imbalance between corn supply and demand which had a negative impact on corn prices. Management expects that corn prices will remain high through the first part of our 2011 fiscal year.
In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases for various delivery periods through July 2012 for a total commitment of approximately $7,761,000. Approximately $1,638,000 of the forward corn purchases were with a related party. As of September 30, 2010 we also have open short positions for 5,425,000 bushels of corn on the Chicago Board of Trade and 3,570,000 gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and corn inventory. Our corn and ethanol positions are forecasted to settle for various delivery periods through March 2012 and November 2010, respectively. For the fiscal year ended September 30, 2010, we recorded net losses on our corn and ethanol contracts of approximately $2,424,000. These losses were recorded against our cost of goods sold in the statement of operations. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.
Natural Gas Costs
Our natural gas costs were higher during our fiscal year ended September 30l, 2010 as compared to our fiscal year ended September 30, 2009. This increase in cost of natural gas for our 2010 fiscal year as compared to our 2009 fiscal year was primarily the result of an increase in the amount of natural gas that we used at our plant and an increase in the average price per MMBTU of our natural gas.

During our fiscal year ended September 30, 2010 we purchased approximately 367,000 more MMBTU’s of natural gas than we purchased in our fiscal year ended September 30, 2009. During our fiscal year ended September 30, 2010 we purchased approximately 3,127,000 MMBTU’s of natural gas as compared to approximately 2,760,000 MMBTU’s during our fiscal year ended September 30, 2009. Management attributes this increase in natural gas to an increase in production. During the fiscal year ended September 30, 2010, the market price of natural gas varied between approximately $3.70 per MMBTU and approximately $6.10 per MMBTU. Our average price per MMBTU of natural gas was approximately $5.01. During the fiscal year ended September 30, 2009, the market price of natural gas varied between approximately $3.31 per MMBTU and approximately $8.028 per MMBTU. Our average price per MMBTU of natural gas was approximately $4.91.
Natural gas prices hit near historic lows during July through September 2010 based on high inventories nationwide. Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions. Management anticipates that natural gas prices may rise slightly during the winter heating months.
Operating Expense
Our operating expenses as a percentage of revenues were 1.66% for the fiscal year ended September 30, 2010 and 2.22% for the same period in 2009. Our operating expenses have remained relatively steady for the fiscal year ended September 30, 2010 compared to the same periods of 2009. We had a decrease in professional fees expense offset by an increase in general and administrative costs. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady.
Operating Income
Our income from operations for the fiscal year ended September 30, 2010 was approximately 11.21% compared to 1.99% of our revenues for the same period ended 2009. Our operating income for the fiscal year ended September 30, 2010 has increased due to increased revenues as a result of better operating margins. For the fiscal year ended September 30, 2010 operating income was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.
Other Expense
Our other expense for the fiscal year ended September 30, 2010 was approximately 2.11% of our revenues, compared to 2.56% for the fiscal year ended September 30, 2009. Our other expense for the fiscal year ended September 30, 2010 and 2009 consisted primarily of interest expense.
Changes in Financial Condition for the Fiscal Year Ended September 30, 2010 and 2009
We experienced an increase in our current assets of approximately $7,240,000 at September 30, 2010 compared to September 30, 2009. We experienced an increase of approximately $7,317,000 in trade accounts receivable and an increase of $2,542,000 in inventory at September 30, 2010 compared to September 30, 2009. We also had cash of approximately $3,318,000 at September 30, 2010, compared to cash of approximately $7,265,000 at September 30, 2009 and prepaid and other current assets of approximately $965,000 at September 30, 2010, compared to approximately $847,000 at September 30, 2009.
We experienced an increase in our total current liabilities on September 30, 2010 compared to September 30, 2009. We experienced a decrease of approximately $1,992,000 in the current portion of our long term debt and capital lease obligations at September 30, 2010 compared to September 30, 2009. We experienced a decrease of approximately $269,000 for accrued expenses at September 30, 2010 compared to September 30, 2009; and an increase of approximately $1,710,000 in our accounts payable for corn purchases at September 30, 2010 compared to September 30, 2009. Such increase in our liabilities related to the current portion of our derivative instruments of approximately $1,520,000 at September 30, 2010 compared to $862,000 at September 30, 2009; and an increase in our non-corn accounts payable of approximately $2,154,000 at September 30, 2010 compared to $1,330,000 at September 30, 2009.

We experienced a decrease in our long-term liabilities as of September 30, 2010 compared to September 30, 2009. At September 30, 2010, we had approximately $56,188,000 outstanding in the form of long-term loans, compared to approximately $77,427,000 at September 30, 2009. This decrease is due to paying down our long term debt.
Comparison of Fiscal Years Ended September 30, 2009 and 2008
Because our plant was not operational until November 2008, subsequent to our 2008 fiscal year end, we do not include comparative information for the fiscal year ending September 30, 2008.
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
We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the September 30, 2010 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At September 30, 2010, we had an interest rate swap with a fair value of $4,650,717 recorded as derivative instruments in the current and long-term liabilities section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. We have an interest rate swap with a fair value of $4,131,549 for the same period ended in 2009. The interest rate swap is designated as a cash flow hedge.
As of September 30, 2010, we have open short positions for 5,425,000 bushels of corn and no long positions for corn on the Chicago Board of Trade and 3,570,000 gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol positions are forecasted to settle through March 2012 and November 2010, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
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

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have estimated a loss on these firm purchase commitments related to corn contracts in place at September 30, 2010 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.
Liquidity and Capital Resources
Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity or debt financing during our 2011 fiscal year. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.
As a result of current conditions in the ethanol market that have presented favorable operating conditions, we were able to reduce our reliance on our revolving line of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.
The following table shows cash flows for the fiscal years ended September 30, 2010 and 2009:

	Year ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$19,940,794	$(2,244,876)
Net cash used in investing activities	(3,765,300)	(13,931,689)
Net cash provided by (used in) financing activities	(20,122,799)	22,980,155
Cash Flow From Operating Activities
We experienced an increase in net cash from operating activities for the fiscal year ended September 30, 2010 as compared to the same period in 2009. Overall net cash from operating activities increased due to the Company having net income of approximately $20,451,000 for the fiscal year ended September 30, 2010 as compared to a net loss of $951,000 for the same period in 2009.
Cash Flow Used in Investing Activities
We experienced a significant decrease in cash used in investing activities for our fiscal year ended September 30, 2010 as compared to 2009. This decrease was primarily a result of the cash used for construction activities which occurred during our fiscal year ended September 30, 2009.
Cash Flow Used For Financing Activities
We experienced a significant increase in cash used for financing activities in our fiscal year ended September 30, 2010 as compared to the same period in 2009. This is primarily a result of paying down our debt. We received no proceeds from our long term debt and made payments of approximately $19,239,000 for the fiscal year ended September 30, 2010. For the fiscal year ended September 30, 2009 we received proceeds from our long-term debt of approximately $24,807,000 and made payments of approximately $1,795,000.

The following table shows cash flows for the fiscal years ended September 30, 2009 and 2008:

	Year ended September 30,
	2009	2008
Net cash used in operating activities	$(2,244,876)	$(1,894,355)
Net cash used in investing activities	(13,931,689)	(59,289,152)
Net cash provided by financing activities	22,980,155	61,005,541
Cash Flow Used in Operating Activities
We experienced an increase in net cash used in operating activities for the fiscal year ended September 30, 2009 as compared to the same period in 2008. Overall net cash used in operating activities increased due to the Company having accounts receivable and inventory as the plant became operational, miscellaneous receivables related to railroad refunds, and increased in prepaid expenses primarily related to insurance and natural gas purchases. The impact of these changes increased cash used for operations by approximately $11.9 million. This increase in cash used for operating activities, was offset by cash provided by operating activities of approximately $4.3 million from changes in accounts payable, accounts payable — corn, deposits on corn and accrued expenses. In addition, the Company began depreciating assets when they were placed in service during the first quarter of fiscal 2009, which resulted in an add back of approximately $8.1 million of cash provided by operating activities. During our 2009 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.
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
Short Term and Long Term Debt Source
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
Line of Credit
In February 2010, we extended and amended the $10,000,000 revolving line of credit to expire in February 2011 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Prior to this amendment, interest on the revolving line of credit was charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At September 30, 2010 and September 30, 2009, there were no outstanding borrowings on the revolving line of credit.

Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of September 30, 2010 and September 30, 2009 we had an interest rate swap with a fair value of approximately $4,651,000 and $4,132,000, respectively, recorded in current and long term liabilities.
The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note beginning in July 2009. The outstanding balance on this note was approximately $37,996,000 and $40,817,000 at September 30, 2010 and September 30, 2009, respectively, and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
We are required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made mandatory excess cash flow payments of $1,000,000 in February 2010 and June 2010 that were applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At June 30, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At June 30, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At September 30, 2010 and September 30, 2009, the balance on the variable rate note was approximately $24,420,000 and $30,728,000, respectively. At September 30, 2009 the balance on the long term revolving loan was $9,750,000. At September 30, 2010 there were no outstanding borrowings on the long term revolving note, as we repaid the long term revolving note in full. The maximum availability on the long term revolving note at September 30, 2010 was $8,750,000.
Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of September 30, 2010, we had $3,150,000 outstanding on our corn oil extraction loan. At September 30, 2009, we had $3,510,000 outstanding on the corn oil extraction loan.
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
Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. In connection with the amendment done in February 2010, the bank increased the fiscal 2010 capital expenditure limit to $4,523,800. For fiscal year 2011, the capital expenditure amount will go back to $1,000,000. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
We were in compliance with all covenants at September 30, 2010 and we anticipate that we will continue to meet these covenants through October 1, 2011.
We have working capital of approximately $11,337,000, excluding additional amounts available under our long term revolving note at September 30, 2010. Working Capital as defined by our loan agreement was approximately $21,607,000 at September 30, 2010. This includes the additional amounts available under our long term revolving note and the current portion of the interest rate swap. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we will continue to evaluate our liquidity needs for the upcoming months.
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

Contractual Cash Obligations
In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our consolidated contractual obligations and approximate commitments as of September 30, 2010:

	Payment Due By Period
			One to	Three to
		Less than	Three	Five	After Five
Contractual Cash Obligations	Total	One Year	Years	Years	Years

Long-Term Debt Obligations	$65,583,421	$9,395,041	$56,188,380	$—	$—
Operating Lease Obligations	3,328,194	1,084,800	2,243,394	—	—
Purchase Obligations	36,111,691	33,365,354	2,746,337	—	—

Total Contractual Cash Obligations	$105,023,306	$43,845,195	$61,178,111	$—	$—

The long-term debt obligations in the table above include both principal and interest payments, excluding interest payments on the line of credit, at the interest rates applicable to the obligations as of September 30, 2010.
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
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates. Specifically, we have approximately $28,000,000 outstanding in variable rate, long-term debt as of September 30, 2010. Our interest rate on our variable rate, long-term debt has a minimum interest rate of 5%. Currently, our interest rate on our variable rate, long-term debt is at 5%.
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Approximate
Variable Rate Debt at	Interest Rate at	Adverse 10% change in	Annual Adverse change to
September 30, 2010	September 30, 2010	Interest Rates	Income
$28,000,000	5.0%	0.5%	$140,000
In addition, we hold a revolving line of credit which bears a variable interest rate. At September 30, 2010, we have no outstanding borrowings on our revolving line of credit. However, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of September 30, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. As of September 30, 2010 our interest rate swap had a fair value of approximately $4,651,000.
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
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of September 30, 2010, we had price protection in place for approximately 18.5% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4% of our natural gas needs for the next 12 months.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2010. The results of this analysis, which may differ from actual results, are approximately as follows:

			Hypothetical
	Estimated Volume		Adverse Change in
	Requirements for the next 12		Price as of	Approximate
	months (net of forward and		September 30,	Adverse Change to
	futures contracts)	Unit of Measure	2010	Income
Natural Gas	3,162,500	MMBTU	10%	$1,160,000
Ethanol	115,000,000	Gallons	10%	$24,380,000
Corn	42,000,000	Bushels	10%	$19,572,000
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for each of the fiscal years in the three year period ended September 30, 2010. Cardinal Ethanol, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P
Minneapolis, Minnesota
December 23, 2010

CARDINAL ETHANOL, LLC
Balance Sheet

	September 30, 2010	September 30, 2009
ASSETS

Current Assets
Cash	$3,317,820	$7,265,125
Trade accounts receivable	13,262,640	5,945,146
Miscellaneous receivables	1,030,197	1,021,479
Inventories	8,333,140	5,791,302
Deposits	409,940	1,045,079
Prepaid and other current assets	965,099	846,771
Derivative instruments	1,970,877	135,012

Total current assets	29,289,713	22,049,914

Property and Equipment
Land and land improvements	21,082,869	20,978,132
Plant and equipment	117,122,818	116,888,805
Building	6,991,721	6,991,721
Office equipment	316,219	307,494
Vehicles	31,928	31,928
Construction in process	3,480,322	—

	149,025,877	145,198,080
Less accumulated depreciation	(16,245,531)	(7,988,509)

Net property and equipment	132,780,346	137,209,571

Other Assets
Deposits	80,000	368,808
Investment	266,583	—
Financing costs, net of amortization	505,149	699,959

Total other assets	851,732	1,068,767

Total Assets	$162,921,791	$160,328,252

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$2,154,370	$1,329,785
Accounts payable- corn	3,266,780	1,556,398
Construction retainage payable	351,700	351,700
Accrued expenses	1,264,755	1,533,963
Derivative instruments	1,520,315	861,569
Current maturities of long-term debt and capital lease obligations	9,395,041	7,402,860

Total current liabilities	17,952,961	13,036,275

Long-Term Debt and Capital Lease Obligations	56,188,380	77,427,000

Derivative Instruments	3,130,402	3,269,980

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital,14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(4,650,717)	(4,131,549)
Retained earnings (deficit)	19,388,552	(185,667)

Total members’ equity	85,650,049	66,594,997

Total Liabilities and Members’ Equity	$162,921,791	$160,328,252

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008

Revenues	$224,807,338	$167,738,057	$—

Cost of Goods Sold
Cost of goods sold	$195,880,762	$159,079,141	$—
Lower of cost or market adjustment	—	1,595,476	—

Total	195,880,762	160,674,617	—

Gross Profit (Loss)	28,926,576	7,063,440	—

Operating Expenses
Professional fees	612,115	757,950	363,758
General and administrative	3,123,415	2,968,101	902,600

Total	3,735,530	3,726,051	1,266,368

Operating Income (Loss)	25,191,046	3,337,389	(1,266,368)

Other Income (Expense)
Grant income	—	24,702	143,862
Interest and dividend income	2,792	2,654	108,440
Interest expense	(4,797,649)	(4,345,390)	—
Miscellaneous income	54,390	29,460	5,812

Total	(4,740,467)	(4,288,574)	258,114

Net Income (Loss)	$20,450,579	$(951,185)	$(1,008,254)

Weighted Average Units Outstanding — basic and diluted	14,606	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$1,400.15	$(65.12)	$(69.03)

Distributions Per Unit	$60.00	$—	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008

Cash Flows from Operating Activities
Net income (loss)	$20,450,579	$(951,185)	$(1,008,254)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	8,451,832	8,099,316	33,077
Change in fair value of derivative instruments	2,424,135	(3,072,937)	—
Loss on sale of fixed asset	—	—	1,472
Dividend income	(266,583)	—	—
Lower of cost or market adjustments to inventory	—	1,595,476	—
Change in assets and liabilities:
Trade accounts receivables	(7,317,494)	(5,945,146)	—
Miscellaneous receivable	(8,718)	(994,479)	(22,460)
Interest receivable	—	—	21,618
Inventories	(2,541,838)	(7,386,778)	—
Prepaid and other current assets	(118,328)	(789,048)	(37,924)
Deposits	923,947	322,563	(1,097,450)
Derivative instruments	(4,260,000)	2,937,925	—
Accounts payable	824,585	1,153,663	141,822
Accounts payable-corn	1,709,592	1,556,398	—
Accrued expenses	(330,915)	1,229,356	73,744

Net cash provided by (used for) operating activities	19,940,794	(2,244,876)	(1,894,355)

Cash Flows from Investing Activities
Capital expenditures	(284,978)	(912,507)	(846,152)
Payments for construction in process	(3,480,322)	(13,019,182)	(79,043,000)
Proceeds from investments, net	—	—	20,600,000

Net cash used for investing activities	(3,765,300)	(13,931,689)	(59,289,152)

Cash Flows from Financing Activities
Dividends paid	(876,360)	—	—
Payments for financing costs	—	(24,744)	112,399
Payments for capital lease obligations	(7,770)	(7,245)	—
Proceeds from long-term debt	—	24,806,928	61,117,940
Payments on long-term debt	(19,238,669)	(1,794,784)	—

Net cash provided by (used for) financing activities	(20,122,799)	22,980,155	61,005,451

Net Increase (Decrease) in Cash	(3,947,305)	6,803,590	(177,966)

Cash — Beginning of Period	7,265,125	461,535	639,501

Cash — End of Period	$3,317,820	$7,265,125	$461,535

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2010	September 30, 2009	September 30, 2008

Supplemental Cash Flow Information
Interest paid, net of $0 and $387,167 and $1,533,995 capitalized, respectively	$5,067,484	$2,874,893	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$—	$351,700	$9,429,538

Interest paid by debt financing	—	—	$675,132

Financing costs in accounts payable	—	—	12,000

Change in derivative instruments included in accumulated other comprehensive loss	(519,168)	(2,378,351)	(1,530,692)

Accrued interest capitalized in construction process	—	—	214,785

Amortization of financing costs capitalized	—	17,243	56,699

Capital expenditures included in accrued expenses	62,497	—	—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statement of Changes in Members’ Equity

			Accumulated
		Retained	Other
	Member	Earnings	Comprehensive
	Contributions	(Deficit)	Loss
Balance — October 1, 2007	70,912,213	1,773,772	(222,506)

Net loss for year ended September 30, 2008	—	(1,008,254)	—

Other comprehensive loss
Unrealized loss on derivative contracts, net	—	—	(1,530,692)

Balance — September 30, 2008	70,912,213	765,518	(1,753,198)

Net loss for year ended September 30, 2009	—	(951,185)	—

Other comprehensive income
Unrealized loss on derivative contracts, net	—	—	(2,378,351)

Balance — September 30, 2009	$70,912,213	$(185,667)	$(4,131,549)

Net income for year ended September 30, 2010	—	20,450,579	—

Members Distributions		(876,360)

Other comprehensive income
Unrealized loss on derivative contracts, net	—	—	(519,168)

Balance — September 30, 2010	$70,912,213	$19,388,552	$(4,650,717)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Financial Statements
September 30, 2010 and 2009
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
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Amounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2010 and September 30,2009, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is at least possible this estimate will change in the future.
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
As a result of management’s review of depreciable lives and analysis of information available in the industry, on April 1, 2009, the Company increased its estimate of the useful lives of certain processing equipment from 15 years to 20 years. As a result of this change the Company recorded approximately $520,000 less in depreciation expense for the fiscal year ended September 30, 2009.
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
In November 2008, the Company completed construction of its ethanol production facilities, with installed capacity of 100 million gallons per year. The carrying value of these facilities at September 30, 2010 was approximately $133 million and approximately $137 million at September 30, 2009. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facility based on projected future cash flows from operations over the facility’s estimated useful life. Management has determined that the projected future undiscounted cash flows from operations of this facility exceeds its carrying value at September 30, 2010 and September 30, 2009 therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity. Given the recent completion of the facilities, replacement cost would likely approximate the carrying value of the facilities. However, there have been recent transactions between independent parties to purchase plants at prices substantially below the carrying value of the facilities, some of the facilities have been in bankruptcy and may not be representative of transactions outside of bankruptcy. Given these circumstances, should management be required to adjust the carrying value of the facilities to fair value at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations. No adjustment has been made in these financial statements for this uncertainty.
Financing Costs
Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when the Company draws on the loans. Amortization for the years ended September 30, 2010 and 2009 was approximately $195,000 and $226,000, respectively.
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,500,000 and $1,950,000 for the years ended September 30, 2010 and 2009, respectively. Freight was approximately $10,280,000 and $12,170,000 for the years ended September 30, 2010 and 2009, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
Derivative Instruments
From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in earnings.
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
Fair Value of Financial Instruments
The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. On January 1, 2009, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2010 and 2009 due to the short maturity nature of these instruments. The fair value of the Company’s debt approximates its carrying value due to its variable interest rate. The fair value of derivative instruments is disclosed in Note 7.
Capitalization of interest
The Company capitalizes interest cost on construction in progress and capitalized development costs as required for the portion of interest that is attributable to the historical cost of developing or constructing the asset. The Company capitalized approximately $1,921,000 of interest through completion of construction in 2009. These costs have been included in fixed assets as of September 30, 2010 and 2009.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2010 or 2009.
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
2. CONCENTRATIONS
One major customer accounted for approximately 93% of the outstanding accounts receivable balance at September 30, 2010 and 84% of the balance at September 30. 2009. This same customer also accounted for approximately 85% and 84% of revenue for the year ended September 30, 2010 and 2009, respectively.

3. INCOME TAXES
The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2010 and 2009 are as follows:

	2010	2009
Financial statement basis of assets	$162,921,791	$160,328,252
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(47,327,329)	(25,874,665)
Book to tax derivative instruments	(1,970,877)	(135,012)

Income tax basis of assets	$115,600,195	$136,295,185

Financial statement basis of liabilities	$77,271,743	$93,733,255
Interest rate swap	(4,650,717)	(4,131,549)

Income tax basis of liabilities	$72,621,026	$89,601,706

4. MEMBERS’ EQUITY
The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.
In March of 2010, the Company made a distribution of $60.00 per unit for a total of $876,360.
5. INVENTORIES
Inventories consist of the following as of September 30, 2010 and 2009:

	2010	2009
Raw materials	$2,481,521	$1,806,167
Work in progress	1,646,842	1,348,451
Finished goods	3,214,725	2,021,267
Spare parts	990,052	615,417

Total	$8,333,140	$5,791,302

For the fiscal year ended September 30 2009, the Company recorded a loss of approximately $1,595,000 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol for the inventory on hand. The loss was recorded in cost of goods sold in the statement of operations. No market value adjustments were required during the fiscal year ended September 30, 2010.
In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2010, the Company has forward corn purchase contracts for various delivery periods through July 2012 for a total commitment of approximately $34,084,000. Approximately $7,027,000 of the forward corn purchases were with a related party. At September 30, 2009, the Company had forward corn purchase contracts for various delivery periods through July 2010 of approximately $5,417,000 with approximately $810,000 due to a related party. During 2010, the Company began obtaining part of its natural gas needs by using forward purchase contracts. At September 30, 2010, the Company had forward natural gas purchase contracts with various delivery periods through December 2010 for a total commitment of approximately $2,027,000. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the impairment evaluation with respect to inventory and has determined that no loss has been incurred on these forward contracts at September 30, 2010 and 2009.

6. DERIVATIVE INSTRUMENTS
As of September 30, 2010 and 2009, the Company has entered into corn derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the statement of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company does not assess the effectiveness of hedges on an ongoing basis when those hedges were originally designated under the shortcut method.
Commodity Contracts
The Company enters into commodity-based derivatives, for corn and ethanol, in order to protect cash flows from fluctuations caused by volatility in commodity prices to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Commodity derivative changes in fair market value are included in costs of goods sold.
The table below shows the underlying quantities of corn and ethanol resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts and corn inventory. Corn positions are traded on the Chicago Board of Trade and ethanol positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2012 and November 2010, respectively as of September 30, 2010.
The following table indicates the bushels of corn under contract as of September 30, 2010 and 2009:

	2010	2009
Short	5,425,000	620,000
Long	—	190,000
The following table indicates the gallons of ethanol under contract as of September 30, 2010 and 2009:

	2010	2009
Short	3,570,000	—
Long	—	—
Interest Rate Swap
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
At September 30, 2010 and 2009, the Company had approximately $38,000,000 and $41,000,000 respectively of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income loss.

The interest rate swaps held by the Company as of September 30, 2010 and 2009 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.
The following tables provide details regarding the Company’s derivative financial instruments at September 30, 2010 and 2009:
2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments — Current	$—	$1,520,315
Interest rate swap	Derivative Instruments — Long Term	—	3,130,402
Corn contracts	Derivative Instruments — Current	1,937,660	—
Ethanol contracts	Derivative Instruments — Current	33,217	—
2009:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments — Current	$—	$861,569
Interest rate swap	Derivative Instruments — Long Term	—	3,269,980
Corn contracts	Derivative Instruments — Current	135,012	—
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations at September 30, 2010:

Amount of
			(Loss)		Amount of
			Reclassified		Gain or (Loss)
	Amount of		From		Recognized in
	(Loss)	Location of	Accumulated		Income on
	Recognized In	(Loss)	OCI into		Derivative
	OCI on	Reclassified	Income on		(ineffective
Derivatives in	Derivative - for	From	Derivative -	Location of	portion)Year
Cash Flow	Year ended	Accumulated	Year ended	(Loss)	ended
Hedging	September 30,	OCI into	September 30,	Recognized in	September 30,
Relationship	2010	Income	2010	Income	2010
Interest rate swaps	$(2,440,450)	Interest expense	$(1,921,282)	Interest expense	$—

Derivatives Not Designated as	State of Operations	Year ended
Hedging Instruments	Location	September 30, 2010
Corn contracts	Cost of Goods Sold	$(2,457,352)
Ethanol contracts	Cost of Goods Sold	$33,217

Amount of
			(Loss)		Amount of
			Reclassified		Gain or (Loss)
	Amount of		From		Recognized in
	(Loss)	Location of	Accumulated		Income on
	Recognized In	(Loss)	OCI into		Derivative
	OCI on	Reclassified	Income on		(ineffective
Derivatives in	Derivative - for	From	Derivative -	Location of	portion)Year
Cash Flow	Year ended	Accumulated	Year ended	(Loss)	ended
Hedging	September 30,	OCI into	September 30,	Recognized in	September 30,
Relationship	2009	Income	2009	Income	2009
Interest rate swaps	$(2,793,043)	Interest expense	$(414,692)	Interest expense	$—

Derivatives Not Designated as	State of Operations	Year ended
Hedging Instruments	Location	September 30, 2009
Corn contracts	Cost of Goods Sold	$3,072,937
7. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a recurring basis as of September 30, 2010 and 2009:

2010
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(4,650,717)	$(4,650,717)	$—	$(4,650,717)	$—

Commodity derivative instruments	1,970,877	1,970,877	1,970,877	—	—

2009
			Fair Value Measurement Using
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(4,131,549)	$(4,131,549)	$—	$(4,131,549)	$—

Commodity derivative instruments	135,012	135,012	135,012	—	—
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

8. BANK FINANCING
On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a short-term revolving line of credit of $10,000,000 and letters of credit facility of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April 2009, the construction loan was converted into three separate term loans: a fixed rate note, a variable rate note, and a long term revolving note. The fixed rate note is applicable to the interest rate swap agreement. The term loans have a maturity of five years with a ten-year amortization.
Line of Credit
In December 2009, the Company extended the short-term $10,000,000 revolving line of credit to February 2010, at which time the line was further extended to February 2011 which is subject to certain borrowing base limitations. As of September 30, 2010, interest on the short-term revolving line of credit will be charged at the greater of the 3-month LIBOR rate plus 400 basis points or 5%. As of September 30, 2009, interest on the short-term revolving line of credit will be charged at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. There were no outstanding borrowings on the line of credit at September 30, 2010 or 2009.
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
The fair value of the interest rate swap at September 30, 2010 and 2009 was approximately $4,651,000 and $4,132,000 respectively and is included in current and long term liabilities on the balance sheet (Note 6). The Company is required to make quarterly principal and accrued interest payments commencing July 2009 through April 2014. Although the Company may prepay this note, it would be subject to prepayment penalties to make the bank whole if it did so. The outstanding balance of this note was approximately $37,996,000 and $40,817,000 at September 30, 2010 and 2009, respectively, and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
The Company is required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note, then $250,000 on the principle of the long term revolving note and finally to principal on the variable rate note which commenced July 2009 and continuing through April 2014. Once the variable rate note is paid in full, the payment shall be applied first to accrued interest on the long term revolving note and then to the principal outstanding on the long term revolving note until the balance is paid in full. Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At September 30, 2010 and 2009, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At September 30, 2010 and 2009, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At September 30, 2010, the balance on the variable rate note and the long term revolving note was approximately $24,420,000 and $0 respectively. At September 30, 2009, the balance on the variable rate note and the long term revolving note was approximately $30,728,000 and $9,750,000, respectively.
Corn Oil Extraction Note
In July 2008, the Company and the financial institution extended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain targets, measured quarterly. At September 30, 2010 and 2009, the balance on the corn oil extraction note was $3,150,000 and $3,510,000, respectively.

Letters of Credit
At September 30, 2009, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 10).
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009. The Company was in compliance with all covenants at September 30, 2010 and 2009. The Company anticipates they will meet these covenants through October 1, 2010. A portion of the note will be subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan. For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan is approximately $2,900,000. The Company paid installments of $1,000,000 in March and June 2010. The remaining balance is due by January 28, 2011.
Long-term debt, as discussed above, consists of the following at September 30, 2010 and 2009:

	2010	2009
Fixed rate loan	$37.996,164	$40,816,864
Variable rate loan	24,420,383	30,728,352
Revolving loan	—	9,750,000
Corn oil extraction note	3,150,000	3,510,000
Capital lease obligation (note 9)	16,874	24,644

Totals	65,583,421	84,829,860

Less amounts due within one year	(9,395,041)	(7,402,860)

Net long-term debt	$56,188,380	$77,427,000

The estimated maturities of long-term debt at September 30, 2010 are as follows:

2011	$9,395,041
2012	9,057,857
2013	9,619,462
2014	37,511,061

Total long-term debt	$65,583,421

9. LEASES
In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008 through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.
The company leases equipment from an unrelated party under a capital lease at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of September 30, 2010 and 2009, costs of leased capital assets were recorded in machinery and equipment for $31,889.
The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at September 30, 2010 and 2009.

At September 30, 2010, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating	Total
2011	$8,928	$1,084,800	$1,093,728
2012	8,928	1,084,800	1,093,728
2013	744	1,068,500	1,069,244
2014	—	90,094	90,094

Total minimum lease commitments	18,600	3,328,194	3,346,794
Less interest	(1,726)	—	(1,726)

Present value of minimum lease payments	$16,874	$3,328,194	$3,346,794
10. COMMITMENTS AND CONTINGENCIES
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
Marketing Agreement
The Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distiller’s dried grain solubles and wet distiller grains. The agreement may be terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.
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
Utility Agreement
The Company entered into a natural gas services contract with an initial term of ten years and automatic renewals for up to three consecutive one year periods. Under the contract, the Company agrees to pay a fixed transportation charge per therm delivered for the first five years. For the remaining five years, the fixed transportation charge will be increased by the compounded inflation rate as determined by the Consumer Price Index. The contract commenced in November 2008 when plant operations began.
Software License Agreement
In October 2009, the Company entered into a license agreement effective September 30, 2009 for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of September 30, 2010, approximately $1,559,000 in costs have been incurred and included in construction in process on the balance sheet. No costs were incurred in the period ended September 30, 2009.

Development Agreement
In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company’s direction, for the plant. At September 30, 2010 and 2009, there is approximately $109,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.
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
11. EMPLOYEE BENEFIT PLAN
The Company has a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee. In order to receive a contribution, the employee must have worked 1,000 hours in the plan year and be employed as of the last day of the calendar year. The Company contributed approximately $29,503 and $8,500 to the defined contribution plan during the years ended September 30, 2010 and 2009, respectively.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the years ended September 30, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of year	$(4,131,549)	$(1,753,198)
Unrealized loss on derivative instruments	(519,168)	(2,378,351)

Balance at end of year	$(4,650,717)	$(4,131,549)

The statement of comprehensive income (loss) for the years ending September 30, 2010 and 2009 were as follows:

	2010	2009
Net Income (loss)	$20,450,579	$(951,185)
Interest rate swap fair value change	(519,168)	(2,378,351)

Comprehensive Income (loss)	$19,931,411	$(3,329,536)

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
14. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended September 30, 2010
Revenues	$63,549,871	$54,805,570	$47,654,811	$58,797,086
Gross profit	12,951,536	8,610,842	3,462,355	3,901,843
Operating income	12,047,683	7,652,759	2,499,980	2,990,624
Net income	10,786,825	6,456,611	1,330,075	1,877,068
Basic and diluted earnings per unit	$738.52	$442.05	$91.06	$128.51

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended September 30, 2009
Revenues	$26,272,445	$47,664,537	$45,338,895	$50,712,760
Gross profit (loss)	(2,405,958)	(644,990)	3,977,120	6,137,267
Operating income (loss)	(3,002,334)	(1,660,596)	2,888,022	5,112,293
Net income (loss)	(3,690,810)	(2,435,132)	1,445,144	3,729,613
Basic and diluted earnings (loss) per unit	$(252.69)	$(166.72)	$98.94	$255.35

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended September 30, 2008
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating income (loss)	(184,805)	(181,665)	(212,870)	(687,028)
Net income (loss)	(41,894)	(119,990)	(180,188)	(666,182)
Basic and diluted earnings (loss) per unit	$(2.87)	$(8.22)	$(12.34)	$(45.61)
The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time. The Company has had no disagreements with its auditors.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Inherent Limitations Over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were numerous and substantial improvements in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In February 2010, William Dartt was appointed as the Company’s Chief Financial Officer and Principal Financial and Accounting Officer. We believe this management change has significantly and progressively improved our controls during each reporting period during our 2010 fiscal year in the areas of reconciliation of significant accounts, review of top sided journal entries and segregation of duties in financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III.
Pursuant to General Instruction E(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (September 30, 2010).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference from the definitive proxy statement for our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year. This proxy statement is referred to in this report as the 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference from the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.
The information required by this Item is incorporated by reference from the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference from the 2011 Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1) Financial Statements
The financial statements appear beginning at page F-3 of this report.
(2) Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(3) Exhibits

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.

3.1A	Name Change Amendment		Exhibit 3.1A to the registrant’s registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.

3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.

10.1	Energy Management Agreement dated January 23, 2006 between Cardinal Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant’s registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.

10.2	Distiller’s Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.3	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.4	Construction Loan Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.22 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference
10.5	Construction Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.23 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.6	Revolving Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.24 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.7	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.8	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.26 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.9	Security Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.27 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.10	Master Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.28 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

10.11	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant’s Form 10-QSB filed with the Commission on February 14, 2007.

10.12	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.		Exhibit 10.32 to the registrant’s Form 10-QSB filed with the Commission on May 15, 2007.

10.13	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.		Exhibit 10.33 to the registrant’s Form 10-QSB filed with the Commission on May 15, 2007.

10.14	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.		Exhibit 10.34 to the registrant’s Form 10-QSB filed with the Commission on August 3, 2007.

10.15	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.		Exhibit 10.37 to the registrant’s Form 10-KSB filed with the Commission on December 17, 2007.

10.16	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2008

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference
10.17	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2008

10.18	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2008

10.19	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.		Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on August 14, 2008.

10.20	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 20, 2009.

10.21	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on May 20, 2009.

10.22	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on May 20, 2009.

10.23	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.		Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on May 20, 2009.

10.24	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.		Exhibit 99.1 to the registrant’s Form 8-K filed with the Commission on July 7, 2009.

10.25	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.		Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on December 28, 2009.

10.26	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on May 14, 2010.

10.27	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on May 14, 2010.

10.28	Construction Agreement between LAH Development, LLC and Cardinal Ethanol, LLC dated May 11, 2010.		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on May 14, 2010.

10.29	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 12, 2010.

Exhibit		Filed
No.	Exhibit	Herewith	Incorporated by Reference
10.30	Employee Bonus Memo dated October 14, 2010.	X

10.31	Employee Bonus Plan for 2010/2011.	X

14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on December 22, 2006.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+)	Confidential Treatment Requested.

(X)	Filed herewith
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC
Date: December 21, 2010	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2010	/s/ William Dartt
William Dartt
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2010	/s/ Robert Davis
Robert Davis
Chairman and Director

Date: December 21, 2010	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer and Director

Date: December 21, 2010	/s/ Tom Chalfant
Tom Chalfant
Secretary and Director

Date: December 21, 2010	/s/ Troy Prescott
Troy Prescott
Vice Chairman and Director

Date: December 21, 2010	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date: December 21, 2010	/s/ Thomas C. Chronister
Thomas C. Chronister, Director

Date: December 21, 2010
David Matthew Dersch, Director

Date: December 21, 2010	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date: December 21, 2010	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date: December 21, 2010	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date: December 21, 2010
Lawrence A. Lagowski, Director

Date: December 21, 2010	/s/ Robert Baker
Robert Baker, Director

Date: December 21, 2010
L. Marshall Roch, Director