Form 10-Q
period 2010-12-31
Cardinal Ethanol LLC
filed 2011-02-09
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 1, 2011 there were 14,606 units outstanding.

PART 1 FINANCIAL INFORMATION

Item 1	Financial Statements
CARDINAL ETHANOL, LLC
Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)

ASSETS
Current Assets
Cash	$3,614,632	$3,317,820
Restricted cash	8,149,961	4,550,665
Trade accounts receivable	18,177,787	13,262,640
Miscellaneous receivables	273,151	1,030,197
Inventories	14,649,394	8,333,140
Deposits	357,536	409,940
Prepaid and other current assets	1,095,021	965,099
Commodity derivative instruments	—	29,400

Total current assets	46,317,482	31,898,901

Property and Equipment
Land and land improvements	21,105,097	21,082,869
Plant and equipment	117,245,663	117,122,818
Building	6,991,721	6,991,721
Office equipment	348,174	316,219
Vehicles	31,928	31,928
Construction in process	3,429,176	3,480,322

	149,151,759	149,025,877
Less accumulated depreciation	(18,312,773)	(16,245,531)

Net property and equipment	130,838,986	132,780,346

Other Assets
Deposits	80,000	80,000
Investment	266,583	266,583
Financing costs, net of amortization	462,487	505,149

Total other assets	809,070	851,732

Total Assets	$177,965,538	$165,530,979

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$2,646,262	$2,154,370
Accounts payable- corn	15,445,130	3,266,780
Construction retainage payable	351,700	351,700
Accrued expenses	1,220,123	1,264,755
Derivative instruments	1,367,313	1,520,315
Commodity derivative instruments	5,281,490	2,609,188
Current maturities of long-term debt and capital lease obligations	9,535,878	9,395,041

Total current liabilities	35,847,896	20,562,149

Long-Term Debt and Capital Lease Obligations	53,974,176	56,188,380

Derivative Instruments	2,541,948	3,130,402

Commitments and Contingencies

Members’ Equity
Members’ contributions, net of cost of raising capital,14,606 units outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(3,909,261)	(4,650,717)
Retained earnings	18,598,566	19,388,552

Total members’ equity	85,601,518	85,650,048

Total Liabilities and Members’ Equity	$177,965,538	$165,530,979

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

Revenues	$73,394,639	$63,549,871

Cost of Goods Sold	71,960,589	50,598,335

Gross Profit	1,434,050	12,951,536

Operating Expenses
Professional fees	175,001	216,404
General and administrative	893,872	687,449

Total	1,068,873	903,853

Operating Income	365,177	12,047,683

Other Income (Expense)
Interest and dividend income	706	706
Interest expense	(1,160,226)	(1,306,333)
Miscellaneous income	4,358	44,769

Total	(1,155,162)	(1,260,858)

Net Income (Loss)	$(789,985)	$10,786,825

Weighted Average Units Outstanding — basic and diluted	14,606	14,606

Net Income (Loss) Per Unit — basic and diluted	$(54.09)	$738.52

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(789,985)	$10,786,825
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	2,109,904	2,134,185
Change in fair value of derivative instruments	10,177,736	909,624
Change in assets and liabilities:
Restricted cash	(3,599,296)	—
Trade accounts receivables	(4,915,147)	(4,255,577)
Miscellaneous receivable	757,046	552,916
Inventories	(6,316,254)	(2,629,674)
Prepaid and other current assets	(129,922)	(806,981)
Deposits	52,403	233,663
Derivative instruments	(7,476,034)	(1,673,000)
Accounts payable	491,892	494,759
Accounts payable-corn	12,178,350	5,472,607
Accrued expenses	(44,632)	(221,793)

Net cash provided used for operating activities	2,496,061	10,997,554

Cash Flows from Investing Activities
Capital expenditures	(177,028)	(158,791)
Payments for construction in process	51,146	—

Net cash used for investing activities	(125,882)	(158,791)

Cash Flows from Financing Activities
Payments for capital lease obligations	(2,010)	(1,903)
Payments on long-term debt	(2,071,357)	(11,309,628)

Net cash provided by (used for) financing activities	(2,073,367)	(11,311,531)

Net Increase (Decrease) in Cash	296,812	(472,768)

Cash — Beginning of Period	3,317,820	7,265,125

Cash — End of Period	$3,614,632	$6,792,357

Supplemental Cash Flow Information
Interest paid	$1,189,462	$1,402,331

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$351,700	$442,950

Gain on derivative instruments included in other comprehensive income	741,456	520,602

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2010, contained in the Company’s annual report on Form 10-K.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.
Nature of Business
Cardinal Ethanol, LLC, (the “Company”) is a Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company’s plant has an approximate annual production capacity of 100 million gallons.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others, the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives, inventory, long-lived assets and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.
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
December 31, 2010
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $820,000 for the three months ended December 31, 2010. Commissions for the same period in 2009 were approximately $780,000. Freight was approximately $2,529,000 for the three months ended December 31, 2010. Freight for the same period in 2009 was approximately $2,425,000. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.
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
Reclassifications
The presentation of certain items in the financial statements for 2010 has been changed to conform to the classifications used in 2011. These reclassifications had no effect on net income or retained earnings as previously reported.
2. CONCENTRATIONS
One major customer accounted for approximately 91% and 93% of the outstanding accounts receivable balance at December 31, 2010 and September 30, 2010, respectively. This same customer accounted for approximately 84% and 87% of revenue for the three months ended December 31, 2010 and 2009, respectively.
3. INVENTORIES
Inventories consist of the following as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
	(Unaudited)
Raw materials	$8,362,033	$2,481,521
Work in progress	1,976,458	1,646,842
Finished goods	3,290,692	3,214,725
Spare parts	1,020,211	990,052

Total	$14,649,394	$8,333,140

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2010, the Company has forward corn purchase contracts at various fixed prices for various delivery periods through July 2012 for a total commitment of approximately $42,843,000. Approximately $8,550,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2010.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
4. DERIVATIVE INSTRUMENTS
As of December 31, 2010, the Company had entered into corn and ethanol derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.
Commodity Contracts
The Company enters into commodity-based derivatives, for corn and ethanol, in order to protect cash flows from fluctuations caused by volatility in commodity prices to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol and corn derivative changes in fair market value are included in revenue and costs of goods sold, respectively.
The table below shows the underlying quantities of corn and ethanol resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory and ethanol sales. Corn positions are traded on the Chicago Board of Trade and ethanol positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through December 2012 and March 2011, respectively as of December 31, 2010.
The following table indicates the bushels of corn under derivative contract as of December 31, 2010 and September 30, 2010:

	December	September
Short	6,400,000	5,425,000
Long	90,000	—
The following table indicates the gallons of ethanol under derivative contract as of December 31, 2010 and September 30, 2010:

	December	September
Short	9,912,000	3,570,000
Long	—	—
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
At December 31, 2010, the Company had approximately $37,249,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (“AOCI”).
The interest rate swaps held by the Company as of December 31, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement.
The following table provides balance sheet details regarding the Company’s derivative financial instruments at December 31, 2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,367,313
Interest rate swap	Derivative Instruments - Long Term	—	2,541,948
Ethanol contracts	Derivative Instruments - Current	—	1,585,290
Corn contracts	Derivative Instruments - Current	—	3,696,200
As of December 31, 2010 the Company had $8,149,961 of cash collateral related to ethanol and corn derivatives held by two brokers. Subsequent to the quarter ended December 31, 2010, the Company had a margin call and paid approximately $471,000 to these brokers in order to maintain their minimum maintenance requirements.
The following table provides balance sheet details regarding the Company’s derivative financial instruments at September 30, 2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,520,315
Interest rate swap	Derivative Instruments - Long Term	—	3,130,402
Ethanol contracts	Derivative Instruments - Current	29,400	—
Corn contracts	Derivative Instruments - Current	—	2,609,188
As of September 30, 2010 the Company had $4,550,665 of cash collateral related to ethanol and corn derivatives held by two brokers.
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2010:

Amount of Gain or
			Amount of (Loss)		(Loss) Recognized
	Amount of Gain	Location of	Reclassified From		in Income on
	(Loss) Recognized In	(Loss)	Accumulated OCI		Derivative
Derivatives in	OCI on Derivative -	Reclassified	into Income on	Location of	(ineffective
Cash Flow	for Three	From Accumulated	Derivative Three	(Loss)	portion) Three
Hedging	months ended	OCI into	months ended	Recognized	months ended
Relationship	December 31, 2010	Income	December 31, 2010	in Income	December 31, 2010
Interest rate swap	$296,841	Interest expense	$(444,615)	Interest expense	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2009:

Amount of Gain or
		Location of	Amount of (Loss)		(Loss) Recognized
	Amount of Gain	(Loss)	Reclassified From		in Income on
	(Loss) Recognized In	Reclassified	Accumulated OCI		Derivative
Derivatives in	OCI on Derivative -	From	into Income on	Location of	(ineffective
Cash Flow	for Three	Accumulated	Derivative Three	(Loss)	portion) Three
Hedging	months ended	OCI into	months ended	Recognized	months ended
Relationship	December 31, 2009	Income	December 31, 2010	in Income	December 31, 2010
Interest rate swap	$44,754	Interest expense	$(475,848))	Interest expense	$—
The following table provides details regarding the losses from the Company’s derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2010:

	Statement of Operations Location
Corn Contracts	Cost of Goods Sold	$(7,133,503)
Ethanol Contracts	Revenues	$(3,044,233)
The following table provides details regarding the losses from the Company’s derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2009:

Statement of Operations Location
Corn Contracts	Cost of Goods Sold	$(909,624)
5. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a recurring basis as of December 31, 2010:

			Fair Value Measurement Using
Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(3,909,261)	$(3,909,261)	$—	$(3,909,261)	$—
Corn Contracts	(3,696,200)	(3,696,200)	(3,696,200)	—	—
Ethanol Contracts	(1,585,290)	(1,585,290)	(1,585,290)	—	—
We determine the fair value of the interest rate swap shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
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
Line of Credit
In December 2009, the Company extended the $10,000,000 short-term revolving line of credit to expire February 2010, which is subject to certain borrowing base limitations. In February 2010, the Company extended the short-term line of credit through February 14, 2011. The Company is currently in negotiations with their financial institution to extend the revolving line of credit through February 2012. Interest on the short-term revolving line of credit is charged at the greater of the 3-month LIBOR rate plus 400 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. There were no outstanding borrowings on the line of credit at December 31, 2010 or September 30, 2010.
Fixed Rate Note
The Company has an interest rate swap contract in connection with the note payable to its bank that contains a variable rate. The agreement requires the Company to hedge this original note principal balance, up to $41,500,000, and matures on April 8, 2014. The variable interest rate is determined quarterly based on the 3-month LIBOR rate plus 300 basis points. The fixed interest rate set by the swap is 8.11%.
The fair value of the interest rate swap at December 31, 2010 was $3,909,261 and was $4,650,717 at September 30, 2010 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was approximately $37,249,000 and $37,996,000 at December 31, 2010 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.
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
Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At December 31, 2010, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At December 31, 2010, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At December 31, 2010 and September 30, 2010 the balance on the variable rate note was approximately $23,186,000 and $24,420,000, respectively. There were no outstanding borrowings on the long term revolving note at December 31, 2010 or September 30, 2010. The maximum availability on the long term revolver at December 31, 2010 was $8,250,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan. For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan was approximately $2,900,000. The Company paid installments of $1,000,000 in March and June 2010. The remaining balance was paid in January 2011. All prepayments were applied to the variable rate note.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
Corn Oil Extraction Note
In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction Note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At December 31, 2010 and September 30, 2010 the balance on the corn oil extraction note was $3,060,000 and $3,150,000, respectively.
Letter of Credit
At December 31, 2010, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 8).
These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009. It is possible that the Company could be out of compliance with the fixed charge coverage ratio during second and third quarter of fiscal 2011, due to projected tight gross margins and additional capital expenditures made during fiscal 2010. These additional capital expenditures were approved by the Company’s financial institution in order to be in compliance with the capital expenditure limits. However, due to market volatility which affects their projections, noncompliance cannot be determined with certainty at December 31, 2010.
Long-term debt, as discussed above, consists of the following at December 31, 2010:

Fixed rate loan	$37,248,930
Variable rate loan	23,186,259
Corn oil extraction note	3,060,000
Capital lease obligation (Note 7)	14,865

Totals	63,510,054

Less amounts due within one year	9,535,878

Net long-term debt	$53,974,176

The estimated maturities of long-term debt at December 31, 2010 are as follows:

2011	$9,535,878
2012	9,195,104
2013	9,767,019
2014	35,012,053

Total long-term debt	$63,510,054

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
7. LEASES
At December 31, 2010, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancelable term of more than one year:

	Capital	Operating	Total
2011	$8,184	$1,084,800	$1,092,984
2012	7,440	1,083,170	1,090,610
2013	—	888,362	888,362
2014	—	662	662

Total minimum lease commitments	15,624	3,056,994	3,072,618
Less interest	(759)	—	(759)

Present value of minimum lease payments	$14,865	$3,056,994	$3,071,859

8. COMMITMENTS AND CONTINGENCIES
Software License Agreement
In October 2009, the Company entered into a license agreement for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of December 31, 2010, approximately $1,567,000 had been paid related to this contract and is included in construction in process on the balance sheet.
Development Agreement
In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and acquisition account. The amount allocated to the acquisition account will be used to pay for capital equipment at the Company’s request. The Randolph County Redevelopment Commission paid $232,116 during the quarter to purchase equipment on the company’s behalf. In accordance with the Company’s accounting policy, this amount was recognized as a reduction in the basis of the assets required.
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2010
Bushel Bin Storage Agreement
In May 2010, the Company entered into an agreement with an unrelated party for the construction of a bushel bin system with a capacity of 730,248 bushels of corn storage. The total costs to construct the bushel bin system were approximately $1,862,000 and required that construction begin June 1, 2010 and be completed no later than October 1, 2010. The agreement requires monthly progress payments throughout the construction period, as invoiced by the unrelated party. The Company has the right to suspend, delay or terminate the contract for reasons specified with the contract without further remedy to the unrelated party and may also terminate without cause, remunerating the unrelated party for all proven loss cost or expense related with the construction and no other remedy by the unrelated party. At December 31, 2010, the Company had paid $1,862,000 in down payments and progress payments, which are included in construction in process. The bushel-bin system was completed and will be placed in service upon management’s final acceptance of the project.
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
9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended December 31, 2010:

2010
Balance at beginning of quarter	$(4,650,717)
Unrealized gain on derivative instruments	296,841
Amount reclassified into income	444,615

Balance at end of quarter	$(3,909,261)

The statement of comprehensive income (loss) for the three months ended December 31, 2010 and 2009 were as follows:

	2010	2009
Net income (Loss)	$(789,985)	$10,786,825
Interest rate swap fair value change, net	741,456	520,602

Comprehensive income (loss)	$(48,529)	$11,307,427

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
December 31, 2010
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
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
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
Overview
Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. At nameplate capacity, the ethanol plant processes approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles, and corn oil. We are currently operating above nameplate capacity.
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

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Several lawsuits have been filed challenging the California LCFS.
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
In addition to the tax incentives, United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. However, the 54 cent per gallon tariff is set to expire at the end of the 2011 calendar year. Elimination of the tariff could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
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
Such higher percentage blends of ethanol have continued to be a contentious issue. Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation’s roads and there are only about 2,000 E85 pumps in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol. In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12. Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles. Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles. Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.
The USDA announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.
We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on the rising cost of corn and anticipated tight margins throughout a portion of 2011, there is no guarantee that we will not need to seek additional funding.
Results of Operations for the Three Months Ended December 31, 2010 and 2009
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
Statement of Operations	December 31, 2010 (Unaudited)		December 31, 2009 (Unaudited)
Data	Amount	Percent	Amount	Percent
Revenues	$73,394,639	100.00%	$63,549,871	100.00%
Cost of Goods Sold	71,960,589	98.05%	50,598,335	79.62%
Gross Profit	1,434,050	1.95%	12,951,536	20.38%
Operating Expenses	1,068,873	1.46%	903,853	1.42%
Operating Income	365,177	0.50%	12,047,683	18.96%
Other Income (Expense)	(1,155,162)	(1.57)%	(1,260,858)	(1.98)%
Net Income (Loss)	(789,985)	(1.08)%	10,786,825	16.98%
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended December 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$61,343,535	83.58%	$54,973,820	86.51%
Dried Distillers Grains Sales	11,352,878	15.47%	8,086,818	12.73%
Wet Distillers Grains Sales	28,049	0.04%	37,009	0.06%
Other Revenue	670,177	0.91%	452,224	0.70%

Total Revenues	$73,394,639	100.00%	$63,549,871	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2010 and December 31, 2009.

	Three Months ended	Three Months ended
	December 31, 2010	December 31, 2009
Production:
Ethanol sold (gallons)	30,065,351	28,251,147
Distillers grains sold (tons)	84,609	82,705

Revenues:
Ethanol average price per gallon (without the effects of hedging)	$2.14	$1.95
Distillers grains average price per ton	$134.51	$98.23

Primary Inputs:
Corn ground (bushels)	10,357,982	10,105,582
Natural gas purchased (MMBTU)	794,027	833,477

Costs of Primary Inputs:
Corn average price per bushel ground (without the effects of hedging)	$5.22	$3.96
Natural gas average price per MMBTU	$4.31	$4.42

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.068	$0.060
Denaturant cost per gallon of ethanol sold	$0.050	$0.041
Electricity cost per gallon of ethanol sold	$0.029	$0.029
Direct Labor cost per gallon of ethanol sold	$0.017	$0.018
Revenues
Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the three month period ended December 31, 2010, we received approximately 84% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains. Sales of corn oil and carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended December 31, 2009, we received approximately 87% of our revenue from the sale of fuel ethanol and approximately 13% of our revenue from the sale of distillers grains, and less than 1% of total sales from corn oil. At December 31, 2009, we were not extracting our carbon dioxide for sale.
Ethanol
Our revenues from ethanol increased for our three month period ended December 31, 2010 as compared to our three month period ended December 31, 2009. Our increase in revenues for our three month period ended December 31, 2010 as compared to 2009 was the result of an increase in our ethanol production and higher ethanol prices on average per gallon in the three month period ended December 31, 2010 as compared to the same period in 2009. We are currently operating at 115% of our name plate capacity.
During the three month period ended December 31, 2010, the market price of ethanol varied between $2.07 per gallon and $2.59 per gallon. Our average price per gallon of ethanol sold was $2.14 for the three month period ended December 31, 2010. During the three month period ended December 31, 2009, the market price of ethanol varied between $1.79 per gallon and $2.18 per gallon. Our average price per gallon of ethanol sold was $1.95 without considering the effects of our risk management/hedging. During the three month period ended December 31, 2010, we sold approximately 30,065,000 gallons of ethanol as compared to our sales of approximately 28,251,000 gallons of ethanol for the same period in 2009. For the three month period ended December 31, 2010, we recorded net losses on our ethanol derivative contracts of approximately $3,044,000. These losses were recorded against our revenues in the statement of operations.

Ethanol prices have generally been increasing as crude oil and corn prices have risen although ethanol prices have lost ground as of late which has caused lower margins than we experienced towards the end of our 2010 fiscal year. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Management anticipates that the renewal of the VEETC blenders’ credit may help increase ethanol prices in the short term. The ethanol industry relies on the VEETC to reduce the cost of ethanol to fuel blenders. This results in increased demand for ethanol related to what is called discretionary blending. Discretionary blending is where fuel blenders use ethanol to increase octane in the fuels that are produced as well as reduce the price of gasoline. However, when the price of ethanol increases relative the price of gasoline, after taking into account the VEETC, the amount of discretionary blending by fuel blenders decreases thereby decreasing ethanol demand. Management anticipates ethanol production will be remain steady during our 2011 fiscal year provided the ethanol industry can maintain current ethanol prices. However, in the event ethanol prices decrease significantly, we may be forced to reduce ethanol production during times when our operating margins are unfavorable. Further, our operating margins also depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs. In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.
Distillers Grains
Our revenues from distillers grains increased in the three month period ended December 31, 2010 as compared to the same period in 2009. This increase was primarily the result of increased distillers grains production and sales as well as an increase in the average price per ton of distillers grains in the three month period ended December 31, 2010 as compared to the same period in 2009.
During the three month period ended December 31, 2010, the market price of distillers grains varied between approximately $115 per ton and approximately $176 per ton. Our average price per ton of distillers grains sold was approximately $135. During the three month period ended December 31, 2009, the market price of distillers grains varied between approximately $94 per ton and approximately $108 per ton. Our average price per ton of distillers grains sold was approximately $98. We sold approximately 2,000 more tons of distiller grains during the three month period ended December 31, 2010 as compared to the same period in 2009. During our three month period ended December 31, 2010, we sold approximately 85,000 tons of distillers grains compared to approximately 83,000 tons during the same period in 2009. Management attributes this increase in distillers grains sales with increased production of ethanol during the three month period ended December 31, 2010 as compared to the same period in 2009. As we produce more ethanol, the total tons of distillers grains that we produce also increases.
Management believes that the market prices for distiller’s grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Given the recent increase in corn prices, we have experienced higher distiller grains prices. Typically, we see a distillers grain to corn value of 80% or better. However, recent values have fallen to 76-78%. Management believes that this is primarily due to the antidumping investigation being conducted by China into distillers grains originating from the United States. Management believes however that distiller grains prices will continue to follow corn, however, the value of distillers grain prices versus corn prices may decrease if countries such as China impose trade barriers on the importing of distillers grains to their countries.
Corn Oil
Management anticipates continuing to increase our corn oil production during our 2011 fiscal year as we continue to refine the operation of our corn oil extraction equipment. We entered into an ICM Equipment Testing Agreement with ICM, Inc., the manufacturer of our corn oil equipment, for advanced oil recovery in October 2010. Pursuant to this Agreement, ICM will test new equipment to attempt to recover more corn oil from the plant.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 98.05% for the three month period ended December 31, 2010 as compared to 79.62% for the same period in 2009. Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs. The primary driver of the increased cost of goods sold was corn, which increased substantially since the prior fiscal year.

Corn Costs
Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended December 31, 2010 our corn costs increased significantly as compared to the same period in 2009. This increase was primarily the result of an increase in the price of corn.
During the three month period ended December 31, 2010, we used approximately 10,358,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 10,106,000 for the same period in 2009. Management attributes this increase in bushels of corn for the three month period ended December 31, 2010 to an increase in production of ethanol and distillers grains. During the three month period ended December 31, 2010, the market price of corn varied between $4.24 per bushel and $6.33 per bushel. Our average price per bushel of corn ground was $5.22, without considering the effects of our risk management hedging. During the three month period ended December 31, 2009, the market price of corn varied between $3.48 per bushel and $4.24 per bushel. Our average price per bushel of corn ground was $3.96, without considering the effects of our risk management/hedging. Corn prices increased significantly during the three month period ended December 31, 2010 and have continued to increase into the 2011 calendar year. Management expects that corn prices will remain high through our 2011 fiscal year as a result of an increase in demand for corn, which will have a negative effect on our operating margins.
In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases for various delivery periods through July 2012 for a total commitment of approximately $42,843,000. Approximately $8,550,000 of the forward corn purchases were with a related party. As of December 31, 2010 we also have open short positions for 6,400,000 bushels of corn on the Chicago Board of Trade and 9,912,000 gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and corn inventory. Our corn and ethanol positions are forecasted to settle for various delivery periods through December 2012 and March 2011, respectively. For the three month period ended December 31, 2010, we recorded net losses on our corn derivative contracts of approximately $7,134,000. These losses were recorded against our cost of goods sold in the statement of operations. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.
Natural Gas Costs
Our natural gas costs were lower during our three month period ended December 31, 2010 as compared to the three month period ended December 31, 2009. This decrease in cost of natural gas for the three month period ended December 31, 2010 as compared to the same period in 2009 was primarily the result of a decrease in the amount of natural gas that we used at our plant and a decrease in the average price per MMBTU of our natural gas.
During our three month period ended December 31, 2010 we purchased approximately 39,000 less MMBTU’s of natural gas than we purchased in the same period in 2009. During the three month period ended December 31, 2010 we purchased approximately 794,000 MMBTU’s of natural gas as compared to approximately 833,000 MMBTU’s during the same period in 2009. Management attributes this decrease in natural gas to efficiency improvements brought about by investment in the Pavilion software to assist in running the plant. During the three month period ended December 31, 2010, the market price of natural gas varied between $3.92 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $4.31. During the three month period ended December 31, 2009, the market price of natural gas varied between $3.82 per MMBTU and $5.86 per MMBTU. Our average price per MMBTU of natural gas was $4.42.
Natural gas prices hit near historic lows during July through September 2010 based on high inventories nationwide. Management anticipates that natural gas prices will remain steady or continue to decrease during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions.

Operating Expense
Our operating expenses as a percentage of revenues were 1.46% for the three months ended December 31, 2010 compared to 1.42% in the same period of 2009. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Although our operating expenses as a percentage of revenues decreased, we experienced an increase in actual operating expenses of approximately $165,000 for the three month period ended December 31, 2010 as compared to the same period in 2009. The increase in operating expenses was primarily the result of an increase in general and administrative fees offset by a decrease in professional fees. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2011 fiscal year.
Operating Income
Our income from operations for the three months ended December 31, 2010 was 0.50% of our revenues compared to operating income of 18.96% for the same period in 2009. The decrease in our operating income for the three month period ended December 31, 2010 was primarily the net result of loss of approximately $10,178,000 on corn and ethanol contracts due to higher corn prices.
Other Expense
Our other expense for the three months ended December 31, 2010 was 1.57% of our revenues compared to 1.98% of revenues for the same period in 2009. Our other expense for the three month period ended December 31, 2010 and 2009 consisted primarily of interest expense.
Changes in Financial Condition for the Three Months Ended December 31, 2010
The following table highlights the changes in our financial condition:

	December 31, 2010	September 30, 2010
Current Assets	$46,317,482	$31,898,901
Current Liabilities	$35,847,896	$20,562,149
Members’ Equity	$85,601,518	$85,650,048
We experienced an increase in our current assets at December 31, 2010 compared to our fiscal year ended September 30, 2010. We experienced an increase of approximately $6,316,000 in the value of our inventory at December 31, 2010 compared to September 30, 2010. Inventories increased over the quarter due to the increase in corn purchased and stored from the harvest season. At December 31, 2010, we had trade accounts receivable of approximately $18,178,000 compared to trade accounts receivable at September 30, 2010 of approximately $13,263,000. Increase in receivables is primarily due to the timing of ethanol rail shipments. We also had restricted cash of approximately $8,150,000 at December 31, 2010 compared to approximately $4,551,000 at September 30, 2010. This increase in cash is primarily related to our risk management strategy of entering into ethanol and corn hedges to protect our ethanol and corn prices. Prepaid and other current assets increased to approximately $1,095,000 at December 31, 2010, compared to approximately $965,000 at September 30, 2010. The increase in prepaid and other current assets is primarily due to prepaid natural gas.
We experienced an increase in our total current liabilities at December 31, 2010 compared to September 30, 2010. We experienced an increase of approximately $12,178,000 in accounts payable for corn purchases at December 31, 2010 compared to September 30, 2010. The increase in corn payables is due to us delaying payments at the request of many producers. The delayed payment liability was paid on January 3, 2011 in its entirety. We also had liability derivative instruments on corn and ethanol contracts of approximately $5,281,000 at December 31, 2010 compared to approximately $2,609,000 at September 30, 2010 on corn contracts. The increase in the derivative instruments is primarily related to the rising costs of corn.

We experienced a decrease in our long-term liabilities as of December 31, 2010 compared to September 30, 2010. At December 31, 2010, we had approximately $53,974,000 outstanding in the form of long-term loans, compared to approximately $56,188,000 at September 30, 2010. The decrease is primarily due to scheduled principal repayments made on our term loans.
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
As a result of more favorable conditions in the ethanol market during our 2010 fiscal year, we were able to reduce our reliance on our revolving lines of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, since the end of our 2010 fiscal year, operating conditions have become less favorable with the increase in the price of corn. Should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.
The following table shows cash flows for the three months ended December 31, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$2,496,061	10,997,554
Net cash used in investing activities	$(125,882)	(158,791)
Net cash used in financing activities	$(2,073,367)	(11,311,531)
Net increase (decrease) in cash	$296,812	(472,768)
Cash and cash equivalents, end of period	$3,614,632	6,792,357
Cash Flow from Operations
We experienced a significant decrease in our net cash provided by operations. Cash provided by operating activities was approximately $2,496,000 for the three month period ended December 31, 2010 as compared to $10,998,000 for the three months ended December 31, 2009. We had a net loss from operations for the three months ended December 31, 2010 of approximately $790,000 as compared to net income of approximately $10,787,000 for the same period in 2009. This significant decrease in cash provided by operating activities is primarily the result of derivative losses of approximately $10,178,000 compared to approximately $909,000 during the three month period ended December 31, 2010 and 2009, respectively.
Cash Flow used in Investing Activities
Cash used in investing activities was approximately $126,000 for the three months ended December 31, 2010 as compared to approximately $159,000 for the three months ended December 31, 2009.
Cash Flow used in Financing Activities
We had a significant decrease in cash used for financing activities for the three month period ended December 31, 2010 as compared to the same period in 2009. Cash used for financing activities was approximately $2,073,000 for the three months ended December 31, 2010 as compared to approximately $11,312,000 for the three months ended December 31, 2009. Approximately $2,071,000 of this cash flow is payments on our long term debt for the three month period ended December 31, 2010 compared to approximately $11,310,000 for payments on long term debt for the three months ended December 31, 2009.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs. We expect operations to generate adequate cash flows to maintain operations despite the possibility of tighter margins throughout our 2011 fiscal year. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant. However, if our costs of goods sold continue to increase, we may have difficulty maintaining our liquidity.
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
Line of Credit
In February 2010, we extended and amended the $10,000,000 revolving line of credit to expire on February 14, 2011 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 5%. Management is in the process of working with our senior lender to extend our revolving line of credit. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At December 31, 2010 and September 30, 2010, there were no outstanding borrowings on the revolving line of credit.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of December 31, 2010 and September 30, 2010 we had an interest rate swap with a fair value of approximately $3,909,000 and $4,651,000 respectively, recorded in current and long term liabilities.
The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was approximately $37,249,000 and $37,996,000 at December 31, 2010 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.
Variable Rate Note and Long Term Revolving Note
We are required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made mandatory excess cash flow payments of $1,000,000 in February 2010 and June 2010 that were applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 31, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 30, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At December 31, 2010 and September 30, 2010, the balance on the variable rate note was approximately $23,186,000 and $24,420,000, respectively. At December 31, 2010 and September 30, 2010 there were no outstanding borrowings on the long term revolving note. The maximum availability on the long term revolving note at December 31, 2010 was $8,250,000.

Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of December 31, 2010 and September 30, 2010, we had $3,060,000 and $3,150,000 outstanding on our corn oil extraction loan respectively.
Letter of Credit
We had one letter of credit outstanding as of December 31, 2010 and September 30, 2010 for $450,000, which was issued in August 2009 to replace our electrical services security deposit.
Covenants
Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants consisting of a minimum fixed charge coverage ratio, minimum net worth, and minimum working capital. We are required to maintain a fixed charge coverage ratio of no less than 1.25:1.0. Our fixed charge coverage ratio will be measured on a rolling four quarter basis. Our fixed charge coverage ratio is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. The covenants went into effect in April 2009. We are concerned that the Company could be out of compliance with the fixed charge coverage ratio during second and third quarter of fiscal 2011, due to additional capital expenditures made during fiscal 2010. These additional expenditures were approved by the Company’s financial institution in order to be in compliance with the capital expenditure limits but the financial institution did not change the fixed charge coverage ratio we are required to maintain. However, due to market volatility which affects our projections, we cannot determine future noncompliance with certainty at December 31, 2010.
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
Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. In connection with the amendment in February 2010, the bank increased the fiscal 2010 capital expenditure limit to $4,523,800. For fiscal year 2011, the capital expenditure limit will return to $1,000,000. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
We were in compliance with all covenants at December 31, 2010 and we anticipate that we will continue to meet these covenants through October 1, 2011 except for our concerns about the fixed charge coverage ratio as explained above.

We have working capital of approximately $10,470,000, excluding additional amounts available under our long term revolving note at December 31, 2010. Working Capital as defined by our loan agreement was approximately $20,087,000 at December 31, 2010. This includes the additional amounts available under our long term revolving note and the current portion of the interest rate swap. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we will continue to evaluate our liquidity needs for the upcoming months.
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
Subsequent Events
None.
Critical Accounting Estimates
Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; fixed assets and inventory purchase commitments. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended December 31, 2010.
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

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates. Specifically, we have approximately $26,246,000 outstanding in variable rate debt that is recorded in current and long term liabilities as of December 31, 2010. Our interest rate on our variable rate debt has a minimum interest rate of 5%. Currently, our interest rate on our variable rate debt is at 5%.
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate	Interest Rate at	Adverse 10% change in	Annual Adverse change to
Debt at December 31, 2010	December 31, 2010	Interest Rates	Income
$26,246,000	5.0%	0.5%	$131,230
In addition, we hold a revolving line of credit which bears a variable interest rate. At December 31, 2010, we have no outstanding borrowings on our revolving line of credit. However, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”
We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of December 31, 2010 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. As of December 31, 2010 our interest rate swap had a liability fair value of approximately $3,909,000.
Commodity Price Risk
We expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.
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
We enter into fixed price contracts for corn purchases on a regular basis. It is our intent that, as we enter in to these contracts, we will use various hedging instruments to maintain a near even market position. For example, if we have 1 million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we have under fixed price contracts. Because our ethanol marketing company (Murex) is selling substantially all of the gallons it markets on a spot basis we also include the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that need to be hedged.

As of December 31, 2010, we have open short positions for 6,400,000 bushels of corn on the Chicago Board of Trade and open short positions for 9,912,000 gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and corn inventory. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through December 2012 and ethanol derivatives are forecasted to settle through March 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.
For the three months ended December 31, 2010, we recorded a loss due to the change in fair value of our outstanding derivative positions of approximately $10,178,000. A portion of these losses could be offset by favorable purchase commitments of corn. At December 31, 2010, we have committed to purchase approximately 8,678,000 bushels of corn through July 2012 at an average bushel price of $4.94 and the spot price at December 31, 2010 was $6.30 per bushel. As contracts are delivered, any gains realized will be recognized in our gross margin. Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of December 31, 2010 we had price protection in place for approximately 20.9% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4.2% of our natural gas needs for the next 12 months.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2010 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2010. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume
	Requirements for the next 12		Hypothetical	Approximate
	months (net of forward and		Adverse Change in	Adverse Change to
	futures contracts)	Unit of Measure	Price as of 12/31/10	Income
Natural Gas	3,162,500	MMBTU	10%	$1,363,000
Ethanol	115,000,000	Gallons	10%	$24,610,000
Corn	41,500,000	Bushels	10%	$21,663,000
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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were numerous and substantial improvements in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In February 2010, William Dartt was appointed as the Company’s Chief Financial Officer and Principal Financial and Accounting Officer. We believe that management change has significantly and progressively improved our controls during each reporting period during our 2010 fiscal year in the areas of reconciliation of significant accounts, review of top sided journal entries and segregation of duties in financial reporting. During our first quarter of fiscal 2011 we didn't have any substantial improvements to our internal control over financial reporting as these were addressed in the prior quarter.
PART II OTHER INFORMATION

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
The Company is not currently able to predict the outcome of this litigation with any degree of certainty. ICM, Inc. has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, GS CleanTech Corporation. If the court deems the case exceptional, attorney’s fees may be awarded and are likely to be $1,000,0000 or more. ICM, Inc. has also agreed to indemnify the Company. However, in the event that damages are awarded, if ICM, Inc. is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.
On August 5, 2010, we applied for and were granted a Title V Operating Permit for air emissions from the Indiana Department of Environmental Management (“IDEM”). This permit increased our operating capacity and emission limits. The new permit increased Cardinal’s potential to emit particulate matter to 250 tons per consecutive twelve month period. This provision was based on a rule change issued by the Environmental Protection Agency (“EPA”) on May 1, 2007, which allowed ethanol plants to emit up to 250 tons of particulate matter instead of only 100 tons.
On September 8, 2010, the National Resource Defense Council (“NRDC”) filed an administrative appeal of Cardinal’s Title V Operating Permit Challenging IDEM’s authority to grant the Title V Operating permit. NRDC is arguing that IDEM failed to incorporate the May 1, 2007 EPA rule change into the EPA — approved State Implementation Plan (“SIP”) and that as a result, the Permit was improperly issued as the existing SIP still limited ethanol plants to 100 tons of particulate matter. The NRDC appeal regarding our Title V Operating Permit has been stayed pending resolution of similar administrative appeals filed by NRDC against other ethanol plants in Indiana.
NRDC was recently successful in one of its administrative appeals, resulting in a January 11, 2011 ruling by an administrative law judge that IDEM cannot change its interpretation of Indiana’s rules to match the EPA’s rules without first revising the Indiana SIP. Although we intend to vigorously defend our Title V Operating Permit and believe we have legal arguments not available to the other ethanol plants whose permits have been appealed, should NRDC’s challenge of our Permit be successful, we would be limited to our original operating permit parameters which would in turn decrease our production of ethanol and distillers grains.

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
Risks Relating to Our Business
If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit is set to expire on December 31, 2011. We believe that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.
The price of distillers grains may decline as a result of China’s antidumping investigation of distillers grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distillers grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to Chinese customers there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

CARDINAL ETHANOL, LLC
Date: February 9, 2011	/s/ Jeff Painter
Jeff Painter
Chief Executive Officer and President (Principal Executive Officer)

Date: February 9, 2011	/s/ William Dartt
William Dartt
Chief Financial Officer (Principal Financial and Accounting Officer)