Form 10-Q
period 2011-03-31
Cardinal Ethanol LLC
filed 2011-05-10
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-53036

CARDINAL ETHANOL, LLC
(Exact name of registrant as specified in its charter)

Indiana	20-2327916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1554 N. County Road 600 E., Union City, IN 47390
(Address of principal executive offices)

(765) 964-3137
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 10, 2011, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	March 31, 2011	September 30, 2010
	(Unaudited)
Current Assets
Cash	$6,074,302	$3,317,820
Restricted cash	5,449,980	4,550,665
Trade accounts receivable, net of an allowance of $32,693 and $0, respectively	18,133,834	13,262,640
Miscellaneous receivables	337,466	1,030,197
Inventories	16,114,151	8,333,140
Deposits	301,571	409,940
Prepaid and other current assets	390,553	965,099
Commodity derivative instruments	—	29,400
Total current assets	46,801,857	31,898,901

Property and Equipment
Land and land improvements	21,105,097	21,082,869
Plant and equipment	121,131,263	117,122,818
Building	6,991,721	6,991,721
Office equipment	354,063	316,219
Vehicles	31,928	31,928
Construction in process	—	3,480,322
	149,614,072	149,025,877
Less accumulated depreciation	(20,401,602)	(16,245,531)
Net property and equipment	129,212,470	132,780,346

Other Assets
Deposits	80,000	80,000
Investment	453,676	266,583
Financing costs, net of amortization	421,018	505,149
Total other assets	954,694	851,732

Total Assets	$176,969,021	$165,530,979

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2011	September 30, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$1,925,720	$2,154,370
Accounts payable- corn	3,195,442	3,266,780
Construction retainage payable	101,928	351,700
Accrued expenses	1,229,669	1,264,755
Derivative instruments	1,281,805	1,520,315
Commodity derivative instruments	2,826,975	2,609,188
Operating line of credit	10,000,000	—
Current maturities of long-term debt and capital lease obligations	8,790,862	9,395,041
Total current liabilities	29,352,401	20,562,149

Long-Term Debt and Capital Lease Obligations	51,734,978	56,188,380

Derivative Instruments	2,147,454	3,130,402

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital,14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(3,429,259)	(4,650,717)
Retained earnings	26,251,234	19,388,552
Total members' equity	93,734,188	85,650,048

Total Liabilities and Members’ Equity	$176,969,021	$165,530,979

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$81,258,148	$54,805,570

Cost of Goods Sold	71,404,700	46,194,728

Gross Profit	9,853,448	8,610,842

Operating Expenses
Professional fees	97,801	165,872
General and administrative	929,139	792,211
Total	1,026,940	958,083

Operating Income	8,826,508	7,652,759

Other Income (Expense)
Interest income	729	683
Interest expense	(1,178,053)	(1,199,081)
Miscellaneous income	3,483	2,250
Total	(1,173,841)	(1,196,148)

Net Income	$7,652,667	$6,456,611

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$523.94	$442.05

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$154,652,787	$118,355,441

Cost of Goods Sold	143,365,289	96,793,063

Gross Profit	11,287,498	21,562,378

Operating Expenses
Professional fees	272,802	382,276
General and administrative	1,823,011	1,479,660
Total	2,095,813	1,861,936

Operating Income	9,191,685	19,700,442

Other Income (Expense)
Interest income	1,435	1,389
Interest expense	(2,338,279)	(2,505,414)
Miscellaneous income	7,841	47,019
Total	(2,329,003)	(2,457,006)

Net Income	$6,862,682	$17,243,436

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$469.85	$1,180.57

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$6,862,682	$17,243,436
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	4,240,202	4,229,434
Change in fair value of derivative instruments	14,331,771	(2,255,170)
Non-cash dividend income	(187,093)	(266,583)
Provision for uncollectible accounts	32,693	—
Change in operating assets and liabilities:
Restricted cash	(899,315)	—
Trade accounts receivables	(4,903,887)	(8,832,265)
Miscellaneous receivable	692,731	693,617
Inventories	(7,781,011)	(453,745)
Prepaid and other current assets	574,546	(233,362)
Deposits	108,369	315,913
Derivative instruments	(14,084,584)	1,618,000
Accounts payable	(228,650)	240,207
Accounts payable-corn	(71,338)	2,202,670
Construction retainage payable	(249,772)	—
Deferred revenue	—	237,676
Accrued expenses	(35,086)	(277,506)
Net cash provided by (used for) operating activities	(1,597,742)	14,462,322

Cash Flows from Investing Activities
Capital expenditures	(588,195)	(73,851)
Payments for construction in process	—	(528,525)
Proceeds from investments, net	—	(237,676)
Net cash used for investing activities	(588,195)	(840,052)

Cash Flows from Financing Activities
Dividends paid	—	(876,360)
Proceeds from line of credit, net	10,000,000	—
Proceeds from long-term debt	6,000,000	—
Payments for capital lease obligations	(4,047)	(3,831)
Payments on long-term debt	(11,053,534)	(14,216,452)
Net cash provided by (used for) financing activities	4,942,419	(15,096,643)

Net Increase (Decrease) in Cash	2,756,482	(1,474,373)

Cash – Beginning of Period	3,317,820	7,265,125

Cash – End of Period	$6,074,302	$5,790,752

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Interest paid	$2,406,692	$2,700,504

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$101,928	$351,700
Gain on derivative instruments included in other comprehensive loss	$1,221,458	$262,441

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2010, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company's plant has an approximate annual production capacity of 100 million gallons.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, allowance for doubtful accounts, the valuation of basis and delay price contracts on corn purchases, derivatives, inventory, long-lived assets and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company believes that there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue. The Company's products are sold FOB shipping point.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $907,000 and $1,727,000 for the three and six months ended March 31, 2011, respectively. Commissions for the same periods in 2010 were approximately $605,000 and $1,385,000, respectively. Freight was approximately $2,059,000 and $4,588,000 for the three and six months ended March 31, 2011, respectively. Freight for the same periods in 2010 was approximately $2,530,000 and $5,290,000, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members' units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income (loss) per unit are the same.

Reclassifications

The presentation of certain items in the financial statements for 2010 has been changed to conform to the classifications used in 2011. These reclassifications had no effect on net income or retained earnings as previously reported.

2. CONCENTRATIONS

One major customer accounted for approximately 92% and 93% of the outstanding accounts receivable balance at March 31, 2011 and September 30, 2010, respectively. This same customer accounted for approximately 82% and 83% of revenue for the three and six months ended March 31, 2011, respectively. Revenue percentages for the same customer for the three and six months ended March 31, 2010 were 83% and 85%, respectively.

3.  INVENTORIES

Inventories consist of the following as of March 31, 2011 and September 30, 2010:

	March 31, 2011 (Unaudited)	September 30, 2010
Raw materials	$8,505,892	$2,481,521
Work in progress	2,104,722	1,646,842
Finished goods	4,428,834	3,214,725
Spare parts	1,074,703	990,052
Total	$16,114,151	$8,333,140

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2011, the Company has forward corn purchase contracts at various fixed prices for various delivery periods through January 2013 for a total commitment of approximately $48,172,000. Approximately $5,675,000 of the forward corn purchases were with a related party. At March 31, 2011, the Company has forward ethanol sales contracts for 3,933,000 gallons at various fixed prices for delivery through April 2011. In addition, the Company has forward dried distiller grains sales contract of approximately 106,000 tons at various fixed prices for various delivery periods. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2011.

4. DERIVATIVE INSTRUMENTS

The Company enters into corn and ethanol derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into commodity-based derivatives, for corn and ethanol, in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol and corn derivative changes in fair market value are included in revenue and costs of goods sold, respectively.

The table below shows the underlying quantities of corn and ethanol resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory and ethanol sales. Corn positions are traded on the Chicago Board of Trade and ethanol positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through December 2012 and December 2011, respectively as of March 31, 2011.

The following table indicates the bushels of corn under derivative contract as of March 31, 2011 and September 30, 2010:

	March	September
Short	5,160,000	5,425,000
Long	1,125,000	—

The following table indicates the gallons of ethanol under derivative contract as of March 31, 2011 and September 30, 2010:

	March	September
Short	14,835,500	3,570,000
Long	—	—

Interest Rate Contract

The Company manages its floating rate debt using an interest rate swap. The Company entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At March 31, 2011, the Company had approximately $36,495,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The interest rate swaps held by the Company as of March 31, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2011:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,281,805
Interest rate swap	Derivative Instruments - Long Term	—	2,147,454
Ethanol derivative contracts	Commodity Derivative Instruments - Current	—	1,607,588
Corn derivative contracts	Commodity Derivative Instruments - Current	—	1,219,387

As of March 31, 2011 the Company had $5,449,980 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers. Subsequent to the quarter ended March 31, 2011, the Company had a margin call and paid approximately $871,000 to these brokers in order to maintain their minimum maintenance requirements.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,520,315
Interest rate swap	Derivative Instruments - Long Term	—	3,130,402
Ethanol derivative contracts	Commodity Derivative Instruments - Current	29,400	—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	2,609,188

As of September 30, 2010 the Company had $4,550,665 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for Three months ended March 31, 2011	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for Three months ended March 31, 2011	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended March 31, 2011
Interest rate swap	$21,148	Interest expense	$(458,854)	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2010:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for Three months ended March 31, 2010	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for Three months ended March 31, 2010	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended March 31, 2010
Interest rate swap	$(753,070)	Interest expense	$(494,909)	Interest expense	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(2,404,137)
Ethanol Derivative Contracts	Revenues	$(1,749,901)

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2010:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,164,794

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for Six months ended March 31, 2011	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for Six months ended March 31, 2011	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Six months ended March 31, 2011
Interest rate swap	$317,989	Interest expense	$(903,469)	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2010:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for Six months ended March 31, 2010	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for Six months ended March 31, 2010	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Six months ended March 31, 2010
Interest rate swap	$(708,316)	Interest expense	$(970,757)	Interest expense	$—

The following table provides details regarding the (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	(9,537,639)
Ethanol Derivative Contracts	Revenues	(4,794,132)

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2010:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$2,255,170

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis as of March 31, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(3,429,259)	$(3,429,259)	$—	$(3,429,259)	$—
Corn Derivative Contracts	(1,219,387)	(1,219,387)	(1,219,387)	—	—
Ethanol Derivative Contracts	(1,607,588)	(1,607,588)	(1,607,588)	—	—

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

Line of Credit

In February 2010, the Company extended the $10,000,000 short-term line of credit through February 2011, which is subject to certain borrowing base limitations. In February 2011, the Company extended the short-term line of credit through February 2012 and adjusted the interest rate to be the greater of the 3-month LIBOR rate plus 400 basis points or 4.5%. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. There were borrowings of $10,000,000 outstanding on the line of credit at March 31, 2011 and no outstanding borrowings at September 30, 2010. As of May 10, 2011 the Company had total outstanding borrowings of $6,000,000 on the short-term revolving line of credit.

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

The fair value of the interest rate swap at March 31, 2011 was $3,429,259 and was $4,650,717 at September 30, 2010 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was approximately $36,495,000 and $37,996,000 at March 31, 2011 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

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

Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At March 31, 2011, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At March 31, 2011, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At March 31, 2011 and September 30, 2010 the balance on the variable rate note was approximately $21,048,000 and $24,420,000, respectively. There were no outstanding borrowings on the long term revolving note at March 31, 2011 or September 30, 2010. The maximum availability on the long term revolver at March 31, 2011 was $8,250,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.  For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan was approximately $2,900,000.  The Company paid installments of $1,000,000 in March and June 2010.  The remaining balance was paid in January 2011.  All prepayments were applied to the variable rate note.

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction Note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At March 31, 2011 and September 30, 2010 the balance on the corn oil extraction note was $2,970,000 and $3,150,000, respectively.

Letter of Credit

At March 31, 2011, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 8).

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Long-term debt, as discussed above, consists of the following at March 31, 2011:

Fixed rate loan	$36,494,589
Variable rate loan	21,048,423
Corn oil extraction note	2,970,000
Capital lease obligation (Note 7)	12,828
Totals	60,525,840
Less amounts due within one year	8,790,862
Net long-term debt	$51,734,978

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

The estimated maturities of long-term debt at March 31, 2011 are as follows:

April 1, 2011 to March 31, 2012	$8,790,862
April 1, 2012 to March 31, 2013	9,334,672
April 1, 2013 to March 31, 2014	9,918,648
April 1, 2014 to March 31, 2015	32,481,658
Total long-term debt	$60,525,840

7. LEASES

At March 31, 2011, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

	Capital	Operating	Total
April 1, 2011 to March 31, 2012	$8,184	$1,084,800	$1,092,984
April 1, 2012 to March 31, 2013	5,208	1,078,280	1,083,488
April 1, 2013 to March 31, 2014	—	622,714	622,714
April 1, 2014 to March 31, 2015	—	—	—
Total minimum lease commitments	13,392	2,785,794	2,799,186
Less interest	(564)	—	(564)
Present value of minimum lease payments	$12,828	$2,785,794	$2,798,622

8. COMMITMENTS AND CONTINGENCIES

Software License Agreement

In October 2009, the Company entered into a license agreement for operational software to improve production and reduce costs. The total charge for the license to use the software is $1,825,000 payable over time as certain milestones are achieved. The Company will incur approximately $100,000 in additional costs in connection with this agreement as well as costs related to an annual maintenance fee. As of March 31, 2011, the full amount had been paid related to this contract and is included in property, plant and equipment on the balance sheet.

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 6.25 tons of liquid carbon dioxide per hour and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. The initial term of the agreement is for a period of ten years commencing on the start-up date of the plant, but no later than June 1, 2010 and will automatically renew for two additional five year terms thereafter unless otherwise terminated pursuant to the agreement. The carbon dioxide liquefaction plant began operations in June 2010.

Bushel Bin Storage Agreement

In May 2010, the Company entered into an agreement with an unrelated party for the construction of a bushel bin system with a capacity of 730,248 bushels of corn storage. The total costs to construct the bushel bin system were approximately $1,862,000 and required that construction begin June 1, 2010 and be completed no later than October 1, 2010. The agreement requires monthly progress payments throughout the construction period, as invoiced by the unrelated party. The Company has the right

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

to suspend, delay or terminate the contract for reasons specified with the contract without further remedy to the unrelated party and may also terminate without cause, remunerating the unrelated party for all proven loss cost or expense related with the construction and no other remedy by the unrelated party. At March 31, 2011, the Company had paid the full amount of the contract, which is included in property, plant and equipment, and placed in service.

Contingencies

In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2011

9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended March 31, 2011:

2011
Balance at beginning of quarter	$(3,909,261)
Unrealized gain on derivative instruments	21,148
Amount reclassified into income	458,854
Balance at end of quarter	$(3,429,259)

Changes in accumulated other comprehensive loss all related to the interest rate swap for the six months ended March 31, 2011:

2011
Balance at beginning of year	$(4,650,717)
Unrealized gain on derivative instruments	317,989
Amount reclassified into income	903,469
Balance at end of quarter	$(3,429,259)

The statement of comprehensive income for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Net income	$7,652,667	$6,456,611
Interest rate swap fair value change, net	480,002	(258,161)
Comprehensive income	$8,132,669	$6,198,450

The statement of comprehensive income for the six months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Net income	$6,862,682	$17,243,436
Interest rate swap fair value change, net	1,221,458	262,441
Comprehensive income	$8,084,140	$17,505,877

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 83% of total revenues and corn costs average 87% of total cost of goods sold.

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although, since 2005, the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

Management has considered expense reductions that can be made in the upcoming months related to analysis of vendor costs, efficiency of chemical usage, inventory monitoring for corn, and the possibility of sharing spare part inventories with other ethanol plants. In addition, management is continually evaluating improved technologies to either earn additional revenues or reduce operating costs. Management installed software equipment to improve production and reduce costs for the upcoming years (Note 8). Management has renegotiated its contract with their ethanol marketer to extend the initial term of the agreement to eight years. To manage cash flow, the Company also has the option to elect to pay an increased commission rate for reduced payment terms from 20 days to 7 days after shipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distiller grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation including the Renewable Fuel Standard and VEETC;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness; and

•	Elimination of the United States tariff on imported ethanol.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements.

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. The ethanol plant processes approximately 36 million bushels of corn per year into 100 million gallons of denatured fuel grade ethanol, 320,000 tons of dried distillers grains with solubles, and corn oil. We are currently operating at above nameplate capacity.

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, N.A., Ltd. markets all of our ethanol. Our distillers grains are marketed by CHS, Inc.

We entered into an agreement with Pavilion Automatic Process Controllers to optimize our plant and reduce the variability and deviation to different processes within the plant, including water balance, distillation/molecular sieves, fermentation, and dryers. The Pavilion project was complete in March 2011.

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

In addition to RFS2, which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol. Management believes that these new regulations will preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Several lawsuits have been filed challenging the California LCFS.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC was scheduled to expire on December 31, 2010. However, on December 20, 2010, VEETC was extended through the end of 2011. If this tax credit is not renewed past the 2011 calendar year, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market. Further, elimination of VEETC may lead to less discretionary blending of ethanol where gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even without the VEETC. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we will reach this blending wall this year, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Such higher percentage blends of ethanol have continued to be a contentious issue. Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation's roads and there are only about 2,000 E85 pumps in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol. In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12. Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles. Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles. Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA's approval of E15. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

The USDA announced that it will provide financial assistance to help implement more "blender pumps" in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on the rising cost of corn and anticipated tight margins throughout a portion of 2011, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2011 and 2010:

	2011		2010
Statement of Operations Data	Amount	%	Amount	%
Revenue	$81,258,148	100.00	$54,805,570	100.00
Cost of Goods Sold	71,404,700	87.87	46,194,728	84.29
Gross Profit	9,853,448	12.13	8,610,842	15.71
Operating Expenses	1,026,940	1.26	958,083	1.75
Operating Income	8,826,508	10.86	7,652,759	13.96
Other Expense, net	(1,173,841)	(1.44)	(1,196,148)	(2.18)
Net Income	$7,652,667	9.42	$6,456,611	11.78

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$66,283,454	81.57%	$45,694,615	83.38%
Dried Distillers Grains Sales	14,118,106	17.37%	8,684,689	15.85%
Wet Distillers Grains Sales	57,774	0.07%	31,903	0.06%
Other Revenue	798,814	0.98%	394,363	0.72%
Total Revenues	$81,258,148	100.00%	$54,805,570	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2011.

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Production:
Ethanol sold (gallons)	28,512,805	27,886,134
Distillers grains sold (tons)	82,885	83,776

Revenues:
Ethanol average price per gallon	$2.32	$1.64
Distillers grains average price per ton	$167.43	$99.15

Primary Inputs:
Corn ground (bushels)	10,021,187	10,011,076
Natural gas purchased (MMBTU)	807,570	819,705

Costs of Primary Inputs:
Corn average price per bushel ground	$6.17	$3.43
Natural gas average price per MMBTU	$4.61	$5.93

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.066	$0.055
Denaturant cost per gallon of ethanol sold	$0.053	$0.041
Electricity cost per gallon of ethanol sold	$0.028	$0.029
Direct Labor cost per gallon of ethanol sold	$0.019	$0.017

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the three month period ended March 31, 2011, we received approximately 82% of our revenue from the sale of fuel ethanol and approximately 17% of our revenue from the sale of distillers grains. Sales of corn oil and carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended March 31, 2010, we received approximately 83% of our revenue from the sale of fuel ethanol and approximately 16% of our revenue from the sale of distillers grains, and less than 1% of total sales from corn oil and carbon dioxide.

Ethanol

Our revenues from ethanol increased for our three month period ended March 31, 2011 as compared to our three month period ended March 31, 2010. Our increase in revenues for our three month period ended March 31, 2011 as compared to 2010 was the result of an increase in our ethanol production and higher ethanol prices on average per gallon in the three month period ended March 31, 2011 as compared to the same period in 2010. We are currently operating at 12 to 14% above our nameplate capacity.

During the three month period ended March 31, 2011, the market price of ethanol varied between $2.30 per gallon and $2.63 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.32 for the three month period ended March 31, 2011. During the three month period ended March 31, 2010, the market price of ethanol varied between $1.47 per gallon and $1.95 per gallon. Our average price per gallon of ethanol sold was $1.64 per gallon, for the three month period ending March 31, 2010. We experienced an increase in the gallons of ethanol sold in the three month period ended March 31, 2011 as compared to the same period in 2010. We sold approximately 28,513,000 gallons of ethanol during the three month period ended March 31, 2011 compared to approximately 27,886,000, for the same three month period ending in 2010. For the three month period ended March 31, 2011, we recorded net losses on our ethanol derivative contracts of approximately $1,750,000. These losses were recorded against our revenues in our statement of operations. For the three month period ending March 31, 2010, we had not begun entering into ethanol derivative instruments.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At March 31, 2011 we have forward ethanol sales contracts for various delivery periods through December 2011 for a total commitment of approximately $10,103,000. As of March 31, 2011 we also have open short (selling) positions for 14,836,000 gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward ethanol contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2011. For the three month period ended March 31, 2011, we recorded net losses on our ethanol derivative contracts of approximately $1,750,000. These losses were recorded against our revenues in the statement of operations.

Ethanol prices have been increasing as crude oil and corn prices have risen. Although ethanol has been able to keep up with the rising commodity markets, margins have been tight. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. The instability in the Middle East has driven crude oil prices up which has in turn increased ethanol prices. Management expects that ethanol prices will remain higher in the next quarter based on the continued unrest in the Middle East. However, management believes that due to concerns regarding the amount of corn available to supply demand, ethanol prices will be unable to keep pace with rising corn prices.

Distillers Grains

Our revenues from distillers grains increased in the three month period ended March 31, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended March 31, 2011 as compared to the same period in 2010.

During the three month period ended March 31, 2011, the market price of distillers grains varied between $160 per ton of distillers grains and $181 per ton of distillers grains. Our average price per ton of distillers grains sold was $167.43 per ton for the three month period ended March 31, 2011 as compared to an average price of $99.15 for the three month period ended March 31, 2010. We experienced a decrease in the amount of distillers grains sold in the three month period ended March 31, 2011 as compared to the same period in 2010. We sold approximately 83,000 and 84,000 tons of distillers grains during the three month period ended March 31, 2011 and 2010, respectively. We attribute this decrease in distillers grains sold to normal variations in demand and the timing of deliveries. In addition, as we increase corn oil production, there is a corresponding decline in distillers grains.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Given the recent increase in corn prices, we have experienced higher distillers grains prices. Typically we see a distillers grain to corn value of 80% or better. However, recent values have fallen to 76-78%. Management believes that this is primarily due to the antidumping investigation being conducted by China into distillers grains originating from the United States. Management believes that distillers grains prices will continue to follow corn, however, the value of distillers grains prices versus corn prices may decrease if countries such as China impose trade barriers on the importing of distillers grains to their countries.

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

Our corn oil sales increased in the three month period ended March 31, 2011 as compared to the same period in 2010 as a result of increased production in the three month period ended March 31, 2011. Our corn oil production was below expectations for the quarter ended March 31, 2011, mainly due to our work with ICM on installing and testing the advanced oil recovery system referred to above. In March and April 2011, we began testing an additive that shows promise in significantly improving oil production. During the third fiscal period we intend to evaluate which technology, the advanced oil recovery system or the additive, will be most effective and economical in achieving desired production. Corn oil prices increased for the quarter ended March 31, 2011. Management attributes this increase to the increase in biodiesel production as a result of the extended tax credit as well as the increase in the demand for fat in some livestock rations.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 87.9% for the three months ended March 31, 2011 as compared to 84.3% for the same period in 2010. This increase in cost of goods sold as a percentage of revenues was primarily the result of an increase in production as well as an increase in corn prices for the three months ended March 31, 2011 as compared to the same period in 2010.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended March 31, 2011 our corn costs increased significantly as compared to the same period in 2010. This increase was primarily the result of an increase in the price of corn.

During the three month period ended March 31, 2011, we used approximately 10,021,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 10,011,000 bushels for the same period in 2010. Management attributes this increase in bushels of corn for the three month period ended March 31, 2011 to an increase in production of ethanol and distillers grains. During the three months ended March 31, 2011 we produced approximately 627,000 more gallons of ethanol and approximately 900 less tons of distillers grains. During the three month period ended March 31, 2011, the market price of corn varied between $5.95 per bushel and $7.20 per bushel. Our average price per bushel of corn ground was $6.17, including the effects of our risk management/ hedging. During the three month period ended March 31, 2010, the market price of corn varied between $3.40 and $3.99 per bushel. Our average price per bushel of corn ground was $3.43, including the effect of our risk management/hedging. Corn prices continued to increase during the three month period ended March 31, 2011. Management expects that corn prices will remain high through our 2011 fiscal year as a result of an increase in demand for corn and uncertainty surrounding the number of acres of corn that will be planted in the 2011 planting season. High corn prices have a negative effect on our operating margins.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At March 31, 2011, we have forward corn purchase contracts for various delivery periods through January 2013 for a total commitment of approximately $48,172,000. Approximately $5,675,000 of the forward corn purchases were with a related party. As of March 31, 2011 we also have open short (selling) positions for 5,160,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 1,125,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through December 2012. For the three month period ended March 31, 2011, we recorded net losses on our corn derivative contracts of approximately $2,404,000. These losses were recorded as cost of goods sold in the statement of operations. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were lower during our three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010. This decrease in cost of natural gas for the three month period ended March 31, 2011 as compared to the same period in 2010 was primarily the result of a decrease in the amount of natural gas that we used at our plant and a decrease in the average price per MMBTU of our natural gas.

During our three month period ended March 31, 2011, we purchased approximately 808,000 MMBTU's of natural gas as compared to 820,000 MMBTU's for the three month period ended March 31, 2010. Management attributes this decrease in natural gas to efficiency improvements brought about by investment in the Pavilion software to assist in running the plant. During the three month period ended March 31, 2011 the market price of natural gas varied between $4.28 per MMBTU and $4.93 per MMBTU. Our average price per MMBTU of natural gas was $4.61. During the three month period ended March 31, 2010 the market price of natural gas varied between $4.12 per MMBTU and $6.06 per MMBTU. Our average price per MMBTU of natural gas was $5.93.

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

Operating Expense

Our operating expenses as a percentage of revenues were 1.3% for the three months ended March 31, 2011 compared to 1.7% in the same period of 2010. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $70,000 for the three month period ended March 31, 2011 as compared to the same period in 2010. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2011 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2011 was approximately 11% of our revenues compared to an operating income of 14% for the same period in 2010. The slight decrease in our operating income for the three month period ended March 31, 2011 was primarily the net result of higher costs of goods sold.

Other Expense

Our other expense for the three months ended March 31, 2011 was 1.4% of our revenues compared to other expense of 2.2% of revenues for the same period in 2010. Our other expense for the three month period ended March 31, 2011 and 2010 consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2011 and March 31, 2010:

	Six Months Ended March 31, 2011 (Unaudited)		Six Months Ended March 31, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$154,652,787	100.00%	$118,355,441	100.00%
Cost of Goods Sold	143,365,289	92.70%	96,793,063	81.78%
Gross Profit	11,287,498	7.30%	21,562,378	18.22%
Operating Expenses	2,095,813	1.36%	1,861,936	1.57%
Operating Income	9,191,685	5.94%	19,700,442	16.65%
Other Expense, net	(2,329,003)	(1.51)%	(2,457,006)	(2.08)%
Net Income	$6,862,682	4.44%	$17,243,436	14.57%

The following table shows the sources of our revenue for the six months ended March 31, 2011 and March 31, 2010.

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$127,626,989	82.52%	$100,668,434	85.06%
Dried Distillers Grains Sales	25,470,984	16.47%	16,361,378	13.82%
Wet Distillers Grains Sales	85,823	0.06%	68,912	0.06%
Other Revenue	1,468,991	0.95%	1,256,717	1.06%
Total Revenues	$154,652,787	100.00%	$118,355,441	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2011 and 2010:

	Six Months ended March 31, 2011	Six Months ended March 31, 2010
Production:
Ethanol sold (gallons)	58,578,156	56,137,281
Distillers grains sold (tons)	167,494	166,481

Revenues:
Ethanol average price per gallon	$2.18	$1.79
Distillers grains average price per ton	$150.80	$98.69

Primary Inputs:
Corn ground (bushels)	20,379,169	20,270,512
Natural gas purchased (MMBTU)	1,601,597	1,653,182

Costs of Primary Inputs:
Corn average price per bushel ground	$6.04	$3.71
Natural gas average price per MMBTU	$4.46	$5.27

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.066	$0.059
Denaturant cost per gallon of ethanol sold	$0.051	$0.043
Electricity cost per gallon of ethanol sold	$0.028	$0.030
Direct Labor cost per gallon of ethanol sold	$0.017	$0.018

Revenues

For the six month period ended March 31, 2011, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 16% of our revenues, while corn oil and carbon dioxide sales comprised approximately 1% of our revenues. For the six month period ended March 31, 2010, ethanol sales comprised approximately 85% of our revenue and distillers grains sales comprised approximately 14% of our revenue, while corn oil comprised approximately 1% of our revenues.

Ethanol

Our revenues from ethanol increased for our six month period ended March 31, 2011 as compared to the six month period ended March 31, 2010 primarily as a result of an increase in our ethanol production and higher ethanol prices on average per gallon in the six month period ended March 31, 2011.

During the six month period ended March 31, 2011 the market price of ethanol varied between $2.07 per gallon and $2.63 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.18 per gallon for the six month period ended March 31, 2011. During the six month period ended March 31, 2010, the market price of ethanol varied between $1.47 and $2.18 per gallon. Our average price per gallon of ethanol sold was $1.79. During the six month period ended March 31, 2011, we sold approximately 58,578,000 gallons of ethanol as compared to our sales of approximately 56,137,000 gallons of ethanol for the same period in 2010. For the six month period ended March 31, 2011, we recorded net losses on our ethanol derivative contracts of approximately $4,794,000. These losses were recorded against our revenues in the statement of operations. We did not utilize ethanol derivative contracts during the period ended March 31, 2010.

Distillers Grains

Our revenues from distillers grains increased in the six month period ended March 31, 2011 as compared to the same period in 2010. This increase was primarily the result of increased distillers grains production and sales as well as an increase in the average price per ton of distillers grains in the six month period ended March 31, 2011 as compared to the same period in 2010.

During the six month period ended March 31, 2011 the market price of distillers grains varied between approximately $105 and $208 per ton. Our average price per ton of distillers grains sold was $150.80. During the six month period ended March 31, 2010, the market price of distillers grains varied between approximately $94 per ton and $108 per ton. Our average price per ton of distillers grains sold was $98.69. During our six month period ended March 31, 2011 we sold approximately 167,000 tons of distillers grains compared to approximately 166,000 for the same period in 2010.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 93% for the six month period ended March 31, 2011 compared to 82% for the same period of 2010. Our two largest costs of production are corn and natural gas.

Corn Costs

During the six month period ended March 31, 2011 we used approximately 20,379,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 20,270,000 bushels for the same period in 2010. During the six month period ended March 31, 2011, the market price of corn varied between $4.24 per bushel and $7.20 per bushel. Our average price per bushel of corn ground was $6.04 after considering the effects of our risk management/hedging. During the six month period ended March 31, 2010, the market price of corn varied between $3.40 and $4.24 per bushel. Our average price per bushel of corn ground was $3.71 after considering the effects of our risk management/hedging. For the six month period ended March 31, 2011 and 2010, we recorded net losses of our corn derivative contracts of approximately $9,538,000 and $2,255,000, respectively. These net losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our six month period ended March 31, 2011, we purchased approximately 1,602,000 MMBTU's of natural gas as compared to approximately 1,653,000 MMBTU's for the same period in 2010. Management attributes this decrease in natural gas to efficiency improvements as the result of the Pavilion project. During the six month period ended March 31, 2011, the market price of natural gas varied between $3.92 per MMBTU and $4.93 MMBTU. Our average price per MMBTU of natural gas was $4.46. During the six month period ended March 31, 2010, the market price of natural gas varied between $3.82 per MMBTU and $6.06 per MMBTU. Our average price per MMBTU of natural gas was $5.27.

Operating Expense

Our operating expenses were higher for the six month period ended March 31, 2011 than they were for the same period ended March 31, 2010. This increase in operating expenses is primarily due to an increase in general and administrative expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the six months ended March 31, 2011 was approximately 6% of our revenues compared to operating income of approximately 17% of our revenues for the six months ended March 31, 2010. This decrease in our profitability is primarily due the extremely favorable market conditions and resulting operating margins we experienced in the first six months of 2010 compared with more modest conditions and margins in the first six months of 2011.

Other Income and Other Expense

Other expense for the six months ended March 31, 2011, was approximately 2% of our revenue and totaled approximately$2,329,000. Other expense for the six months ended March 31, 2010 was approximately 2% of our revenue and totaled approximately $2,457,000. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2011

The following table highlights the changes in our financial condition:

	March 31, 2011	September 30, 2010
Current Assets	$46,801,857	$31,898,901
Current Liabilities	$29,352,401	$20,562,149
Member's Equity	$93,734,188	$85,650,048

We experienced an increase in our current assets at March 31, 2011 compared to our fiscal year ended September 30, 2010. We experienced an increase of approximately $7,781,000 in the value of our inventory at March 31, 2011 compared to September 30, 2010. Inventories increased from prior year end due to the increase in corn purchased and stored from the harvest season, and the increased price per bushel of corn. At March 31, 2011 we had trade accounts receivable of approximately $18,134,000 compared to trade accounts receivable at September 30, 2010 of approximately $13,263,000. The increase in receivables is primarily due to the increased price of ethanol and timing of ethanol rail shipments. We also had cash of approximately $6,074,000 at March 31, 2011 as compared to $3,318,000 at September 30, 2010. This increase in cash is primarily the result of operations and short term working capital financing. Restricted cash increased to approximately $5,445,000 at March 31, 2011 as compared to approximately $4,551,000 at September 30, 2010. This increase in restricted cash is primarily related to our risk management strategy of entering into ethanol and corn hedges to protect our ethanol and corn prices. Our prepaid and other current assets decreased to approximately $391,000 at March 31, 2011 as compared to approximately $965,000 at September 30, 2010. This decrease is primarily the result of not prepaying for natural gas in March 2011 and also due to refunds of certain deposits and the expiration of prepaid insurance policies.

    We experienced an increase in our total current liabilities at March 31, 2011 compared to September 30, 2010. The increase is primarily due to us drawing the maximum available on the short-term revolving line of credit of $10,000,000 at March 31, 2011. We had to draw on the short-term revolving line of credit primarily due to the nature of timing of our vendor payments going out and receivables coming in, as well as, to cover margin calls on our derivative instruments, as a result of increased corn prices. As of May 10, 2011 we had outstanding borrowings on our short-term revolving line of credit of $6,000,000.

We experienced a decrease in our long-term liabilities as of March 31, 2011 compared to September 30, 2010. At March 31, 2011 we had approximately $51,735,000 outstanding in the form of long-term loans, compared to approximately $56,188,000 at September 30, 2010. The decrease is primarily due to scheduled principal repayments made on our term loans.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We have been able to pay down outstanding borrowings on the long-term revolving line and short-term revolving line with cash from operations. We expect that margins will remain tight throughout our 2011 fiscal year. We do not anticipate seeking additional equity financing during our 2011 fiscal year. However, we have been in discussions with our primary lender to explore raising the amount available under the short-term revolving line of credit from $10,000,000 to $15,000,000. No formal arrangement has yet been agreed upon.

We were able to reduce our reliance on our revolving lines of credit as a result of more favorable operating conditions in the ethanol market during our 2010 fiscal year. This allowed us greater liquidity and increased the amount of funds that were available to us on our revolving line of credit. However, operating conditions have deteriorated and we expect margins to be tighter through our 2011 fiscal year. Should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

The following table shows cash flows for the six months ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by (used for) operating activities	$(1,597,742)	14,462,322
Net cash used in investing activities	$(588,195)	(840,052)
Net cash provided by (used for) financing activities	$4,942,419	(15,096,643)
Net increase (decrease) in cash	$2,756,482	(1,474,373)
Cash and cash equivalents, end of period	$6,074,302	5,790,752

Cash Flow from Operations

We used approximately $1,598,000 for operating activities for the six months ended March 31, 2011 as compared to approximately $14,462,000 provided by operating activities for the six months ended March 31, 2010. Our net income from operations for the six months ended March 31, 2011 was approximately $6,863,000 as compared to net income of approximately $17,243,000 for the same period in 2010.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $588,000 for the six months ended March 31, 2011 as compared to approximately $840,000 for the same period in 2010. Cash used in investing is for our capital expenditures.

Cash Flow from Financing Activities

Cash from financing activities was approximately $4,942,000 for the six months ended March 31, 2011 as compared to cash used in financing activities of approximately $15,097,000. For the six month period ended March 31, 2011, we received $10,000,000 from our line of credit and $6,000,000 from our long-term revolving note with our senior lender. In addition, we paid approximately $11,054,000 on our long term debt for the six months ended March 31, 2011 as compared to approximately $14,216,000 for the six month period ended March 31, 2010.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of April 30, 2011 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
Line of Credit
In February 2011, we extended and amended the $10,000,000 revolving line of credit to expire on February 14, 2012 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 4.5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At March 31, 2011 the line was fully extended with $10,000,000 of borrowings outstanding and at September 30, 2010 there were no outstanding borrowings on the revolving line of credit. We are presently discussing terms for increasing the amount of credit under this line to $15,000,000 but no formal agreement has yet been made. As of May 10, 2011 we had outstanding borrowings on our short-term revolving line of credit of $6,000,000.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of March 31, 2011 and September 30, 2010 we had an interest rate swap with a fair value of approximately $3,429,000 and $4,651,000 respectively, recorded in current and long term liabilities.
The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was approximately $36,495,000 and $37,996,000 at March 31, 2011 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

We are required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made mandatory excess cash flow payments of $1,000,000 in February 2010 and June 2010 that were applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 31, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At March 31, 2011, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At March 31, 2011 and September 30, 2010, the balance on the variable rate note was approximately $21,048,000 and $24,420,000, respectively. At March 31, 2011 and September 30, 2010 there were no outstanding borrowings on the long term revolving note. The maximum availability on the long term revolving note at March 31, 2011 was $8,250,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan. For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan was approximately $2,900,000. We paid installments of $1,000,000 in March and June 2010. The remaining balance was paid in January 2011. All prepayments were applied to the variable rate note.

Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of March 31, 2011 and September 30, 2010, we had $2,970,000 and $3,150,000 outstanding on our corn oil extraction loan respectively.
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
We were in compliance with all covenants at March 31, 2011 and we anticipate that we will continue to meet these covenants through October 1, 2011.
We have working capital of approximately $17,449,000 at March 31, 2011. Working Capital as defined by our loan agreement was approximately $26,981,000 at March 31, 2011. This includes the additional amounts available under our long term revolving note of $8,250,000 and the current portion of the interest rate swap of approximately $1,282,000. We anticipate that our current margins will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may produce at negative margins and therefore, we will continue to evaluate our liquidity needs for the upcoming months.
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

Subsequent Events

None.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; fixed assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2011.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  Specifically, we have approximately $34,018,000 outstanding in variable rate debt that is recorded in current and long term liabilities as of March 31, 2011.  Our interest rate on our variable rate term loan debt has a minimum interest rate of 5% and on our short-term revolving line of credit of 4.5%. Currently, our interest rate on our variable rate term loan debt is at 5% and on our short-term revolving line of credit is at 4.5%.

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at March 31, 2011	Interest Rate at March 31, 2011	Adverse 10% change in Interest Rates	Annual Adverse change to Income
$24,018,000	5%	0.5%	$120,090
$10,000,000	4.5%	0.5%	$45,000

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of March 31, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of March 31, 2011 our interest rate swap had a liability fair value of approximately $3,429,000.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller's grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

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

As of March 31, 2011, we have open short (selling) positions for 5,160,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 14,835,500 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. In addition, as of March 31, 2011, we have open long (buying) positions for 1,125,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through December 2012 and ethanol derivatives are forecasted to settle through December 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended March 31, 2011, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of approximately $2,404,000.  A portion of these losses could be offset by favorable purchase commitments of corn.  At March 31, 2011, we have committed to purchase approximately 8,330,000 bushels of corn through January 2013 at an average bushel price of $5.78 and the spot price at March 31, 2011 was $6.93 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of March 31, 2011 we had price protection in place for approximately 20.8% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4.2% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2011 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2011. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 3/31/11	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,458,000
Ethanol	110,067,000	Gallons	10%	$29,718,000
Corn	31,670,000	Bushels	10%	$21,947,000

Liability Risk

We participate in a captive reinsurance company (the “Captive”).  The Captive reinsures losses related to worker's compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed in excess of the amount in the collateral fund.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Management of Cardinal Ethanol is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our second quarter of fiscal 2011 there were no changes in our internal control over financial reporting as these were addressed in the prior quarter.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that the Company's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech Corporation. GS CleanTech Corporation seeks a preliminary injunction, royalties, damages associated with the alleged infringement, as well as attorney's fees from the Company. On February 16, 2010, ICM, Inc. agreed to indemnify, at ICM's expense, the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of the Company's purchase and use of the oil recovery system.

GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation ("MDL"). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). The Company has since answered and counterclaimed that the patent claims at issue are invalid. The Company anticipates that once the issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.

The Company is not currently able to predict the outcome of this litigation with any degree of certainty. ICM, Inc. has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, GS CleanTech Corporation. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,0000 or more. ICM, Inc. has also agreed to indemnify the Company. However, in the event that damages are awarded, if ICM, Inc. is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

On August 5, 2010 we applied for and were granted a Title V Operating Permit for air emissions from the Indiana Department of Environmental Management ("IDEM"). This permit increased our operating capacity and emission limits. The new permit increased Cardinal's potential to emit particulate matter to 250 tons per consecutive twelve month period. This provision was based on a rule change issued by the Environmental Protection Agency ("EPA") on May 1, 2007, which allowed ethanol plants to emit up to 250 tons of particulate matter instead of only 100 tons.

On September 8, 2010, the National Resource Defense Council ("NRDC") filed an administrative appeal of Cardinal's Title V Operating Permit challenging IDEM's authority to grant the Title V Operating Permit. NRDC is arguing the IDEM failed to incorporate the May 1, 2007 EPA rule change into the EPA - approved State Implementation Plan ("SIP") and that as a result, the Permit was improperly issued as the existing SIP still limited ethanol plants to 100 tons of particulate matter. The NRDC appeal regarding our Title V Operating Permit has been stayed pending resolution of similar administrative appeals filed by NRDC against other ethanol plants in Indiana.

NRDC was recently successful in one of its administrative appeals, resulting in a January 11, 2011 ruling by an administrative law judge that IDEM cannot change its interpretation of Indiana's rules to match the EPA's rules without first revising the Indiana SIP. Although we intend to vigorously defend our Title V Operating Permit and believe we have legal arguments not available to the other ethanol plants whose permits have been appealed, should NRDC's challenge of our Permit be successful, we would be limited to our original operating permit parameters which would in turn decrease our production of ethanol and distillers grains.

ITEM 1A. RISK FACTORS

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

The price of distillers grains may decline as a result of China's antidumping investigation of distillers grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distillers grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to Chinese customers there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 10, 2011	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2011	/s. William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)