Form 10-Q
period 2011-06-30
Cardinal Ethanol LLC
filed 2011-08-10
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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
☒ Yes     ☐ No

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

As of August 8, 2011, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	June 30, 2011	September 30, 2010
	(Unaudited)
Current Assets
Cash	$8,442,857	$3,317,820
Restricted cash	3,846,364	4,550,665
Trade accounts receivable, net of an allowance of $33,377 and $0, respectively	17,893,430	13,262,640
Miscellaneous receivables	422,960	1,030,197
Inventories	13,516,228	8,333,140
Deposits	246,834	409,940
Prepaid and other current assets	959,126	965,099
Commodity derivative instruments	4,352,127	29,400
Total current assets	49,679,926	31,898,901

Property and Equipment
Land and land improvements	21,105,097	21,082,869
Plant and equipment	121,143,629	117,122,818
Building	6,991,721	6,991,721
Office equipment	356,516	316,219
Vehicles	31,928	31,928
Construction in process	—	3,480,322
	149,628,891	149,025,877
Less accumulated depreciation	(22,511,103)	(16,245,531)
Net property and equipment	127,117,788	132,780,346

Other Assets
Deposits	80,000	80,000
Investment	453,676	266,583
Financing costs, net of amortization	381,631	505,149
Total other assets	915,307	851,732

Total Assets	$177,713,021	$165,530,979

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2011	September 30, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$2,817,482	$2,154,370
Accounts payable- corn	4,406,337	3,266,780
Construction retainage payable	101,928	351,700
Accrued expenses	1,391,671	1,264,755
Derivative instruments	1,417,831	1,520,315
Commodity derivative instruments	—	2,609,188
Current maturities of long-term debt and capital lease obligations	12,971,256	9,395,041
Total current liabilities	23,106,505	20,562,149

Long-Term Debt and Capital Lease Obligations	45,408,786	56,188,380

Derivative Instruments	2,107,789	3,130,402

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(3,525,620)	(4,650,717)
Retained earnings	39,703,348	19,388,552
Total members' equity	107,089,941	85,650,048

Total Liabilities and Members’ Equity	$177,713,021	$165,530,979

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$92,284,735	$47,654,811	$246,937,522	$166,010,252

Cost of Goods Sold	76,614,737	44,192,456	219,980,026	140,985,520

Gross Profit	15,669,998	3,462,355	26,957,496	25,024,732

Operating Expenses
Professional fees	167,667	137,280	440,469	519,556
General and administrative	966,307	825,095	2,789,318	2,304,753
Total	1,133,974	962,375	3,229,787	2,824,309

Operating Income	14,536,024	2,499,980	23,727,709	22,200,423

Other Income (Expense)
Interest income	659	698	2,094	2,087
Interest expense	(1,085,660)	(1,174,095)	(3,423,939)	(3,679,510)
Miscellaneous income	1,091	3,492	8,932	50,511
Total	(1,083,910)	(1,169,905)	(3,412,913)	(3,626,912)

Net Income	$13,452,114	$1,330,075	$20,314,796	$18,573,511

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$921.00	$91.06	$1,390.85	$1,271.64

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$20,314,796	$18,573,511
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	6,389,090	6,335,525
Change in fair value of derivative instruments	9,069,301	(2,547,614)
Non-cash dividend income	(187,093)	(266,583)
Provision for uncollectible accounts	33,377	—
Change in operating assets and liabilities:
Restricted cash	704,301	—
Trade accounts receivables	(4,664,167)	(8,686,492)
Miscellaneous receivable	607,237	585,019
Inventories	(5,183,088)	(1,546,333)
Prepaid and other current assets	5,973	(106,505)
Deposits	163,106	368,342
Derivative instruments	(16,001,216)	2,617,000
Accounts payable	663,112	422,986
Accounts payable-corn	1,139,557	4,480,476
Construction retainage payable	(249,772)	—
Accrued expenses	126,916	(357,476)
Net cash provided by operating activities	12,931,430	19,871,856

Cash Flows from Investing Activities
Capital expenditures	(603,014)	(84,665)
Payments for construction in process	—	(1,720,513)
Net cash used for investing activities	(603,014)	(1,805,178)

Cash Flows from Financing Activities
Dividends paid	—	(876,360)
Proceeds from long-term debt	29,800,000	—
Payments for capital lease obligations	(6,113)	(5,758)
Payments on long-term debt	(36,997,266)	(17,206,170)
Net cash used for financing activities	(7,203,379)	(18,088,288)

Net Increase (Decrease) in Cash	5,125,037	(21,610)

Cash – Beginning of Period	3,317,820	7,265,125

Cash – End of Period	$8,442,857	$7,243,515

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Interest paid	$3,534,392	$3,896,405

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$101,928	$351,700
Gain (loss) on derivative instruments included in other comprehensive loss	$1,125,097	$(209,077)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $844,000 and $2,571,000 for the three and nine months ended June 30, 2011, respectively. Commissions for the same periods in 2010 were approximately $512,000 and $1,897,000, respectively. Freight was approximately $3,068,000 and $7,657,000 for the three and nine months ended June 30, 2011, respectively. Freight for the same periods in 2010 was approximately $2,470,000 and $7,760,000, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members' units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Reclassifications

The presentation of certain items in the balance sheet for 2010 (restricted cash and derivative instruments) has been changed to conform to the classifications used in 2011. These reclassifications had no effect on net income or retained earnings as previously reported.

Recently Issued, But Not Yet Effective, Accounting Pronouncements

In June, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 Presentation of Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of  comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous  statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in members' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

2. CONCENTRATIONS

One major customer accounted for approximately 89% and 93% of the outstanding accounts receivable balance at June 30, 2011 and September 30, 2010, respectively. This same customer accounted for approximately 82% and 82% of revenue for the three and nine months ended June 30, 2011, respectively. Revenue percentages for the same customer for the three and nine months ended June 30, 2010 were 84% and 85%, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

3.  INVENTORIES

Inventories consist of the following as of June 30, 2011 and September 30, 2010:

	June 30, 2011(Unaudited)	September 30, 2010
Raw materials	$5,968,703	$2,481,521
Work in progress	2,520,270	1,646,842
Finished goods	3,843,126	3,214,725
Spare parts	1,184,129	990,052
Total	$13,516,228	$8,333,140

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2011, the Company has forward corn purchase contracts at various fixed prices for various delivery periods through February 2013 for a total commitment of approximately $44,709,000. Approximately $3,983,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2011. At June 30, 2011, the Company has forward ethanol sales contracts for 500,000 gallons at various fixed prices for delivery through July 2011. In addition, the Company has forward dried distiller grains sales contracts of approximately 58,028 tons at various fixed prices for various delivery periods.

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

The table below shows the underlying quantities of corn and ethanol resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory and ethanol sales. Corn positions are traded on the Chicago Board of Trade and ethanol positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2013 and December 2011, respectively, as of June 30, 2011.

The following table indicates the bushels of corn under derivative contract as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Short	6,120,000	5,425,000
Long	2,270,000	—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

The following table indicates the gallons of ethanol under derivative contract as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Short	13,239,500	3,570,000
Long	—	—

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

At June 30, 2011, the Company had approximately $35,724,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The interest rate swaps held by the Company as of June 30, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2011:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,417,831
Interest rate swap	Derivative Instruments - Long Term	—	2,107,789
Ethanol derivative contracts	Commodity Derivative Instruments - Current	2,221,864	—
Corn derivative contracts	Commodity Derivative Instruments - Current	2,130,263	—

As of June 30, 2011 the Company had $3,846,364 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers. Subsequent to the quarter ended June 30, 2011, the Company had a margin call and paid approximately $295,000 to these brokers in order to maintain their minimum maintenance requirements.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for Three months ended June 30, 2011	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for Three months ended June 30, 2011	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended June 30, 2011
Interest rate swap	$(534,923)	Interest expense	$(438,562)	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2010:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for Three months ended June 30, 2010	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for Three months ended June 30, 2010	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended June 30, 2010
Interest rate swap	$(943,905)	Interest expense	$(472,387)	Interest expense	$—

The following table provides details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,723,837
Ethanol Derivative Contracts	Revenues	1,538,633
Totals		$5,262,470

The following table provides details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2010:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$292,445

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for nine months ended June 30, 2011	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for nine months ended June 30, 2011	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) nine months ended June 30, 2011
Interest rate swap	$(216,934)	Interest expense	$(1,342,031)	Interest expense	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2010:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for nine months ended June 30, 2010	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for nine months ended June 30, 2010	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) nine months ended June 30, 2010
Interest rate swap	$(1,654,457)	Interest expense	$(1,445,380)	Interest expense	$—

The following table provides details regarding the (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(5,813,804)
Ethanol Derivative Contracts	Revenues	(3,255,499)
Totals		$(9,069,303)

The following table provides details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2010:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$2,547,614

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis as of June 30, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(3,525,620)	$(3,525,620)	$—	$(3,525,620)	$—
Corn Derivative Contracts	2,130,263	2,130,263	2,130,263	—	—
Ethanol Derivative Contracts	2,221,864	2,221,864	2,221,864	—	—

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

6.  BANK FINANCING

On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a short-term revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April 2009, the construction loan was converted into three separate term loans: a fixed rate note, a variable rate note, and a long term revolving note. The fixed rate note is applicable to the interest rate swap agreement. The term loans have a maturity of five

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

years with a ten-year amortization.

Line of Credit

In February 2011, the Company amended the $10,000,000 short-term line of credit through February 2012 and adjusted the interest rate to be the greater of the 3-month LIBOR rate plus 400 basis points or 4.5%. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. This short-term line of credit is also subject to certain borrowing base limitations. In May 2011, the short-term line of credit was increased to $15,000,000. There were no borrowings outstanding on the line of credit at June 30, 2011 and no outstanding borrowings at September 30, 2010.

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

The fair value of the interest rate swap at June 30, 2011 was $3,525,620 and was $4,650,717 at September 30, 2010 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was approximately $35,724,000 and $37,996,000 at June 30, 2011 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.

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

Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At June 30, 2011, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At June 30, 2011, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At June 30, 2011 and September 30, 2010 the balance on the variable rate note was approximately $19,765,000 and $24,420,000, respectively. There were no outstanding borrowings on the long term revolving note at June 30, 2011 or September 30, 2010. The maximum availability on the long term revolver at June 30, 2011 was $8,000,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.  For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan was approximately $2,900,000.  The Company paid installments of $1,000,000 in March and June 2010.  The remaining balance was paid in January 2011.  All prepayments were applied to the variable rate note. For the nine months ended June 30, 2011, the company has accumulated an estimated excess cash flow payment of approximately, $3,995,000 which it has included in the current portion due on long-term debt.

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction Note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At June 30, 2011 and

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

September 30, 2010 the balance on the corn oil extraction note was $2,880,000 and $3,150,000, respectively.

Letter of Credit

At June 30, 2011, the Company had one letter of credit outstanding for $450,000. The financial institution issued the letter of credit in August 2009 to replace an electrical services security deposit (Note 8).

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Long-term debt, as discussed above, consists of the following at June 30, 2011:

Fixed rate loan	$35,724,210
Variable rate loan	19,765,069
Corn oil extraction note	2,880,000
Capital lease obligation (Note 7)	10,763
Totals	58,380,042
Less amounts due within one year	12,971,256
Net long-term debt	$45,408,786

The estimated maturities of long-term debt at June 30, 2011 are as follows:

July 1, 2011 to June 30, 2012	$12,971,256
July 1, 2012 to June 30, 2013	9,686,216
July 1, 2013 to June 30, 2014	35,722,570
July 1, 2014 to June 30, 2015	—
Total long-term debt	$58,380,042

7. LEASES

At June 30, 2011, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

	Capital	Operating	Total
July 1, 2011 to June 30, 2012	$7,821	$1,084,800	$1,092,621
July 1, 2012 to June 30, 2013	2,942	1,073,390	1,076,332
July 1, 2013 to June 30, 2014	—	356,404	356,404
Thereafter	—	—	—
Total minimum lease commitments	10,763	2,514,594	2,525,357
Less interest	(398)	—	(398)
Present value of minimum lease payments	$10,365	$2,514,594	$2,524,959

8. COMMITMENTS AND CONTINGENCIES

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

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

Contingencies

In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. The Company is not currently able to predict the outcome of this litigation with any degree of certainty. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended June 30, 2011:

2011
Balance at beginning of quarter	$3,429,259
Unrealized loss on derivative instruments	534,923
Amount reclassified into income	(438,562)
Balance at end of quarter	$3,525,620

Changes in accumulated other comprehensive loss all related to the interest rate swap for the nine months ended June 30, 2011:

2011
Balance at beginning of year	$4,650,717
Unrealized loss on derivative instruments	216,934
Amount reclassified into income	(1,342,031)
Balance at end of quarter	$3,525,620

The statement of comprehensive income for the three months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Net income	$13,452,114	$1,330,075
Interest rate swap fair value change, net	(96,361)	(471,518)
Comprehensive income	$13,355,753	$858,557

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2011

The statement of comprehensive income for the nine months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Net income	$20,314,796	$18,573,511
Interest rate swap fair value change, net	1,125,097	(209,077)
Comprehensive income	$21,439,893	$18,364,434

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 83% of total revenues and corn costs average 85% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

There have been a number of recent developments in legislation that impacts the ethanol industry. One such development concerns the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC was scheduled to expire on December 31, 2010. On December 20, 2010, VEETC was extended through the end of 2011. In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. The 54 cent per gallon tariff is set to expire at the end of the 2011 calendar year.

On June 16, 2011, the United States Senate voted to immediately end VEETC. The June 16 proposed repeal by the Senate stalled in the House, prompting lawmakers to strike a new compromise deal. On July 7, 2011, the Senate announced a compromise deal that would repeal VEETC and eliminate the 54 cent tariff starting August 1, 2011 if approved by the House of Representatives. Under the new proposal, two-thirds of the $2 billion in savings this year, or about $1.3 billion, would go toward deficit reduction. The remaining $668 million would be used to extend several biofuels tax credits, including one for small producers and another that makes it easier for service stations to install fuel pumps that can accommodate gasoline with blends of ethanol up to 85 percent. To date, however, the compromise deal has failed to pass through the House of Representatives. However, there is no guarantee that this deal or a similar deal will not pass. Even if the compromise deal fails in the House of Representatives, it seems likely that VEETC and the 54 cent tariff will both expire at the end of the calendar year.

If the proposal is passed by the House of Representatives or if VEETC expires at the end of the year and VEETC is eliminated, it will likely have a negative impact on the price of ethanol and demand for ethanol in the market. Further, elimination of VEETC may lead to less discretionary blending of ethanol where gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the Renewable Fuel Standard ("RFS"), we anticipate that demand for ethanol will continue to mirror the RFS requirement, even without VEETC.

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

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2011 and 2010:

	2011		2010
Statement of Operations Data	Amount	%	Amount	%
Revenue	$92,284,735	100.00	$47,654,811	100.00
Cost of Goods Sold	76,614,737	83.02	44,192,456	92.73
Gross Profit	15,669,998	16.98	3,462,355	7.27
Operating Expenses	1,133,974	1.23	962,375	2.02
Operating Income	14,536,024	15.75	2,499,980	5.25
Other Expense, net	(1,083,910)	(1.17)	(1,169,905)	(2.45)
Net Income	$13,452,114	14.58	$1,330,075	2.79

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$75,387,493	81.69%	$39,876,762	83.68%
Dried Distillers Grains Sales	14,394,424	15.60	7,324,436	15.37
Wet Distillers Grains Sales	35,473	0.04	19,273	0.04
Corn Oil Sales	2,383,821	2.58	422,860	0.89
Other Revenue	83,524	0.09	11,480	0.02
Total Revenues	$92,284,735	100.00%	$47,654,811	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2011.

	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Production:
Ethanol sold (gallons)	28,684,959	26,158,680
Distillers grains sold (tons)	76,784	76,557
Corn oil sold (pounds)	4,731,480	1,542,820

Revenues:
Ethanol average price per gallon	$2.63	$1.52
Distillers grains average price per ton	$198.27	$95.92
Corn oil average price per pound	$0.50	$0.27

Primary Inputs:
Corn ground (bushels)	9,755,161	9,321,143
Natural gas purchased (MMBTU)	772,746	728,499

Costs of Primary Inputs:
Corn average price per bushel ground	$6.63	$3.69
Natural gas average price per MMBTU	$4.75	$4.31

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.079	$0.061
Denaturant cost per gallon of ethanol sold	$0.060	$0.042
Electricity cost per gallon of ethanol sold	$0.032	$0.032
Direct Labor cost per gallon of ethanol sold	$0.020	$0.019

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the three month period ended June 30, 2011, we received approximately 82% of our revenue from the sale of fuel ethanol, approximately 16% of our revenue from the sale of distillers grains and approximately 2% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended June 30, 2010, we received approximately 84% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains, and less than 1% of total sales from corn oil and carbon dioxide.

Ethanol

Our revenues from ethanol increased for our three month period ended June 30, 2011 as compared to our three month period ended June 30, 2010. Our increase in revenues for our three month period ended June 30, 2011 as compared to 2010 was the result of an increase in our ethanol production and higher ethanol prices on average per gallon in the three month period ended June 30, 2011 as compared to the same period in 2010. We are currently operating at 12 to 14% above our nameplate capacity.
During the three month period ended June 30, 2011, the market price of ethanol varied between $2.57 per gallon and $2.88 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.63 for the three month period ended June 30, 2011. During the three month period ended June 30, 2010, the market price of ethanol varied between $1.52 per gallon and $1.72 per gallon. Our average price per gallon of ethanol sold was $1.52 per gallon, for the three month period ending June 30, 2010. We experienced an increase in the gallons of ethanol sold in the three month period ended June 30, 2011 as compared to the same period in 2010. We sold approximately 28,685,000 gallons of ethanol during the three month period ended June 30, 2011 compared to approximately 26,159,000, for the same three month period ending in 2010. For the three month period ended June 30, 2011, we recorded net gains on our ethanol derivative contracts of $1,538,633. These gains were recorded with our revenues in our statement of operations. For the three month period ending June 30, 2010, we had not begun entering into ethanol derivative instruments.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At June 30, 2011 we have forward ethanol sales contracts for various delivery periods through December 2011 for a total commitment of approximately $1,345,000. As of June 30, 2011 we also have open short (selling) positions for 13,239,500 gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward ethanol contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2011. For the three month period ended June 30, 2011, we recorded net gains on our ethanol derivative contracts of $1,538,633. These gains were recorded with our revenues in the statement of operations.

Ethanol prices have been increasing as crude oil and corn prices have risen. Although ethanol has been able to keep up with the rising commodity markets, margins have fluctuated substantially throughout the quarter and the subsequent period. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Management expects that ethanol prices will remain uncertain but trend higher through our last fiscal quarter. However, management believes that due to concerns regarding the amount of corn available to supply demand, ethanol prices will be unable to keep pace with rising corn prices.

Distillers Grains

Our revenues from distillers grains increased significantly in the three month period ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended June 30, 2011 as compared to the same period in 2010.

During the three month period ended June 30, 2011, the market price of distillers grains varied between $190 per ton of distillers grains and $220 per ton of distillers grains. Our average price per ton of distillers grains sold was $198 per ton for the three month period ended June 30, 2011 as compared to an average price of $96 for the three month period ended June 30, 2010. The amount of distillers grains sold in the three month period ended June 30, 2011 remained steady as compared to the same period in 2010. We sold approximately 77,000 tons of distillers grains during the three month period ended June 30, 2011 and 2010.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Given the recent increase in corn prices, we have experienced higher distillers grains prices. Typically distillers grain prices as a percentage of corn value are approximately 80% or better. However, we expect distillers grains prices to remain in the low 70's as a percentage of corn until late fall when meat producers typically add distillers grains in higher quantities of food rations for annual feed. Management believes that distillers grains prices will continue to follow corn; however, the value of distillers grains prices relative to corn prices may decrease to the extent some of the nations meat producers move away from corn based feed to wheat based feed based on concerns regarding the availability of corn.

Corn Oil

Management anticipates continuing to increase our corn oil production during our 2011 fiscal year as we continue to refine the operation of our corn oil extraction equipment. We entered into an ICM Equipment Testing Agreement with ICM, Inc., the manufacturer of our corn oil equipment, for advanced oil recovery in October 2010. Pursuant to this Agreement, ICM will continue to test new equipment to attempt to recover more corn oil from the plant.

Our corn oil sales increased in the three month period ended June 30, 2011 as compared to the same period in 2010 as a result of increased production in the three month period ended June 30, 2011. Our corn oil production was above expectations for the quarter ended June 30, 2011. In March and April 2011, we began testing a chemical additive to assist in the extraction process and improve oil production. Beginning mid-third fiscal quarter we achieved in excess of one-half pound of corn oil per bushel of corn ground. This represents a significant increase in production over prior years. Management believes this increase was the result of the chemical additive . In addition, we are pursuing advanced oil separation technology with ICM, Inc. that may result in the same increased production without the need for an additive.

Corn oil prices increased for the quarter ended June 30, 2011 as compared to the same quarter in 2010. Management attributes this increase to the increase in biodiesel production as a result of the extended tax credit for biodiesel as well as the increase in the demand for fat in some livestock rations. Management expects corn oil prices to remain relatively steady during the next fiscal quarter. However, if VEETC is eliminated, management expects corn oil prices will drop as a result of an oversupply of biodiesel.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 83% for the three months ended June 30, 2011 as compared to 93% for the same period in 2010. This decrease in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of ethanol and corn oil that outpaced the increase in the price of corn for the three months ended June 30, 2011 as compared to the same period in 2010.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended June 30, 2011 our corn costs increased significantly as compared to the same period in 2010. This increase was primarily the result of an increase in the price of corn.

During the three month period ended June 30, 2011, we used approximately 9,755,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 9,321,000 bushels for the same period in 2010. Management attributes this increase in bushels of corn for the three month period ended June 30, 2011 to an increase in production of ethanol and distillers grains. During the three months ended June 30, 2011 we produced approximately 2,526,000 more gallons of ethanol and approximately 200 more tons of distillers grains. During the three month period ended June 30, 2011, the market price of corn varied between $6.65 per bushel and $8.34 per bushel. Our average price per bushel of corn ground was $6.63, including the effects of our risk management/hedging. During the three month period ended June 30, 2010, the market price of corn varied between $3.25 and $3.83 per bushel. Our average price per bushel of corn ground was $3.69, including the effect of our risk management/hedging. Corn prices continued to increase during the three month period ended June 30, 2011. Management expects that corn prices will remain high through our 2011 fiscal year as a result of an increase in demand for corn and uncertainty surrounding the number of acres of corn that will be harvested in the 2011 harvest season as a result of the delay in planting due to poor weather and the dryer than normal weather we have been experiencing in late summer. In addition, management expects prices to remain high due to concerns regarding a possible shortage of corn in the immediate area surrounding our plant. High corn prices have a negative effect on our operating margins.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At June 30, 2011, we have forward corn purchase contracts for various delivery periods through February 2013 for a total commitment of approximately $44,709,000. Approximately $3,983,000 of the forward corn purchases were with a related party. As of June 30, 2011 we also have open short (selling) positions for 6,120,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 2,270,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2013. For the three month period ended June 30, 2011, we recorded net gains on our corn derivative contracts of $3,723,837. These gains were recorded against cost of goods sold in the statement of operations. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were higher during our three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010. This increase in cost of natural gas for the three month period ended June 30, 2011 as compared to the same period in 2010 was primarily the result of an increase in the average price per MMBTU of our natural gas.

During our three month period ended June 30, 2011, we purchased approximately 773,000 MMBTU's of natural gas as compared to 728,000 MMBTU's for the three month period ended June 30, 2010. Management attributes this increase in natural gas to the increase in ethanol, distillers grain and corn oil production. During the three month period ended June 30, 2011 the market price of natural gas varied between $4.59 per MMBTU and $5.39 per MMBTU. Our average price per MMBTU of natural gas was $4.75. During the three month period ended June 30, 2010 the market price of natural gas varied between $4.15 per MMBTU and $5.17 per MMBTU. Our average price per MMBTU of natural gas was $4.31.

Management anticipates that natural gas prices will remain relatively steady into the summer/fall months unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production may result in increased energy demand, including increased natural gas demand. This may result in further increases in natural gas prices. This may be offset somewhat by the normal seasonal decline of natural gas demand during summer months.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended June 30, 2011 compared to approximately 2% in the same period of 2010. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $176,000 for the three month period ended June 30, 2011 as compared to the same period in 2010. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2011 fiscal year.

Operating Income

Our income from operations for the three months ended June 30, 2011 was approximately 16% of our revenues compared to an operating income of 5% for the same period in 2010. The increase in our operating income for the three month period ended June 30, 2011 was primarily the result of higher production.

Other Expense

Our other expense for the three months ended June 30, 2011 was approximately 1.1% of our revenues compared to other expense of approximately 2.5% of revenues for the same period in 2010. Our other expense for the three month period ended June 30, 2011 and 2010 consisted primarily of interest expense.

Results of Operations for the Nine Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2011 and June 30, 2010:

	Nine Months Ended June 30, 2011 (Unaudited)		Nine Months Ended June 30, 2010 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$246,937,522	100.00%	$166,010,252	100.00%
Cost of Goods Sold	219,980,026	89.08	140,985,520	84.93
Gross Profit	26,957,496	10.92	25,024,732	15.07
Operating Expenses	3,229,787	1.31	2,824,309	1.70
Operating Income	23,727,709	9.61	22,200,423	13.37
Other Expense, net	(3,412,913)	(1.38)	(3,626,912)	(2.18)
Net Income	$20,314,796	8.23%	$18,573,511	11.19%

The following table shows the sources of our revenue for the nine months ended June 30, 2011 and June 30, 2010.

	Nine Months Ended June 30, 2011		Nine Months Ended June 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$203,014,482	82.21%	$140,545,196	84.66%
Dried Distillers Grains Sales	39,566,839	16.02	23,685,815	14.27
Wet Distillers Grains Sales	121,296	0.05	88,184	0.05
Corn Oil Sales	3,746,298	1.52	1,269,448	0.76
Other Revenue	488,607	0.20	421,609	0.25
Total Revenues	$246,937,522	100.00%	$166,010,252	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2011 and 2010:

	Nine Months ended June 30, 2011	Nine Months ended June 30, 2010
Production:
Ethanol sold (gallons)	87,263,115	82,295,942
Distillers grains sold (tons)	244,278	243,038
Corn oil sold (pounds)	8,466,320	4,752,660

Revenues:
Ethanol average price per gallon	$2.47	$1.71
Distillers grains average price per ton	$169.84	$97.82
Corn oil average price per pound	$0.44	$0.27

Primary Inputs:
Corn ground (bushels)	30,134,331	29,591,655
Natural gas purchased (MMBTU)	2,374,343	2,381,681

Costs of Primary Inputs:
Corn average price per bushel ground	$6.18	$3.78
Natural gas average price per MMBTU	$4.54	$5.03

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.071	$0.059
Denaturant cost per gallon of ethanol sold	$0.054	$0.042
Electricity cost per gallon of ethanol sold	$0.030	$0.030
Direct Labor cost per gallon of ethanol sold	$0.018	$0.018

Revenues

For the nine month period ended June 30, 2011, ethanol sales comprised approximately 82% of our revenues and distillers grains sales comprised approximately 16% of our revenues, while corn oil and carbon dioxide sales comprised approximately 2% of our revenues. For the nine month period ended June 30, 2010, ethanol sales comprised approximately 85% of our revenue and distillers grains sales comprised approximately 14% of our revenue, while corn oil comprised approximately 1% of our revenues.

Ethanol

Our revenues from ethanol increased for our nine month period ended June 30, 2011 as compared to the nine month period ended June 30, 2010 primarily as a result of an increase in our ethanol production and higher ethanol prices on average per gallon in the nine month period ended June 30, 2011.

During the nine month period ended June 30, 2011, the market price of ethanol varied between $2.07 per gallon and $2.88 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.47 per gallon for the nine month period ended June 30, 2011. During the nine month period ended June 30, 2010, the market price of ethanol varied between $1.47 and $2.18 per gallon. Our average price per gallon of ethanol sold was $1.71. During the nine month period ended June 30, 2011, we sold approximately 87,263,000 gallons of ethanol as compared to our sales of approximately 82,296,000 gallons of ethanol for the same period in 2010. For the nine month period ended June 30, 2011, we recorded net losses on our ethanol derivative contracts of $3,255,499. These losses were recorded against our revenues in the statement of operations. We did not utilize ethanol derivative contracts during the period ended June 30, 2010.

Distillers Grains

Our revenues from distillers grains increased in the nine month period ended June 30, 2011 as compared to the same period in 2010. This increase was primarily the result of increased distillers grains production and sales as well as an increase in the average price per ton of distillers grains in the nine month period ended June 30, 2011 as compared to the same period in 2010.

During the nine month period ended June 30, 2011 the market price of distillers grains varied between approximately $105 and $220 per ton. Our average price per ton of distillers grains sold was approximately $170. During the nine month period ended June 30, 2010, the market price of distillers grains varied between approximately $85 per ton and $119 per ton. Our average price per ton of distillers grains sold was approximately $98. During our nine month period ended June 30, 2011 we sold approximately 244,000 tons of distillers grains compared to approximately 243,000 for the same period in 2010.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 89% for the nine month period ended June 30, 2011 compared to 85% for the same period of 2010. Our two largest costs of production are corn and natural gas.

Corn Costs

During the nine month period ended June 30, 2011 we used approximately 30,134,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 29,592,000 bushels for the same period in 2010. During the nine month period ended June 30, 2011, the market price of corn varied between $4.24 per bushel and $8.34 per bushel. Our average price per bushel of corn ground was $6.18 after considering the effects of our risk management/hedging. During the nine month period ended June 30, 2010, the market price of corn varied between $3.25 and $3.99 per bushel. Our average price per bushel of corn ground was $3.78 after considering the effects of our risk management/hedging. For the nine month period ended June 30, 2011 and 2010, we recorded net losses of our corn derivative contracts of $5,813,804 and gains of $2,547,614, respectively. These net losses and gains were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our nine month period ended June 30, 2011, we purchased approximately 2,374,000 MMBTU's of natural gas as compared to approximately 2,382,000 MMBTU's for the same period in 2010. Management attributes this decrease in natural gas to efficiency improvements as the result of the Pavilion project. During the nine month period ended June 30, 2011, the market price of natural gas varied between $3.92 per MMBTU and $5.39 MMBTU. Our average price per MMBTU of natural gas was $4.54. During the nine month period ended June 30, 2010, the market price of natural gas varied between $3.82 per MMBTU and $6.06 per MMBTU. Our average price per MMBTU of natural gas was $5.03.

Operating Expense

Our operating expenses were higher for the nine month period ended June 30, 2011 than they were for the same period ended June 30, 2010. This increase in operating expenses is primarily due to an increase in general and administrative expenses. These increased expenses are the result of professional and consulting fees associated with XBRL implementation, as well as accruals for the employee incentive program in relation to the Company employee bonus plan. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the nine months ended June 30, 2011 was approximately 10% of our revenues compared to operating income of approximately 13% of our revenues for the nine months ended June 30, 2010. This decrease in our profitability is primarily due the extremely favorable market conditions and resulting operating margins we experienced in the first nine months of 2010 compared with more modest conditions and margins in the first nine months of 2011. Higher prices have resulted in higher profits that are lower percentage-wise relative to revenues.

Other Income and Other Expense

Other expense for the nine months ended June 30, 2011, was approximately 1% of our revenue and totaled approximately $3,413,000. Other expense for the nine months ended June 30, 2010 was approximately 2% of our revenue and totaled approximately $3,627,000. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2011

The following table highlights the changes in our financial condition:

	June 30, 2011	September 30, 2010
Current Assets	$49,679,926	$31,898,901
Current Liabilities	$23,106,505	$20,562,149
Member's Equity	$107,089,941	$85,650,048

We experienced an increase in our current assets at June 30, 2011 compared to our fiscal year ended September 30, 2010. We experienced an increase of approximately $5,183,000 in the value of our inventory at June 30, 2011 compared to September 30, 2010. Inventories increased from prior year end due to the increased price per bushel of corn and price per gallon of ethanol. At June 30, 2011 we had trade accounts receivable of approximately $17,893,000 compared to trade accounts receivable at September 30, 2010 of approximately $13,263,000. The increase in receivables is primarily due to the increased price of ethanol and timing of ethanol rail shipments. We also had cash of approximately $8,443,000 at June 30, 2011 as compared to $3,318,000 at September 30, 2010. This increase in cash is primarily the result of operations. Restricted cash decreased to approximately $3,846,000 at June 30, 2011 as compared to approximately $4,551,000 at September 30, 2010. This decrease in restricted cash is primarily related to our risk management strategy of entering into ethanol and corn hedges to protect our ethanol and corn prices

We experienced an increase in our total current liabilities at June 30, 2011 compared to September 30, 2010. The increase is primarily due to reclassifying the end of year estimated excess cash flow payment from long term debt to short term debt at June 30, 2011. As of July 22, 2011 we had no outstanding borrowings on our short-term revolving line of credit. Our accounts payable increased to approximately $2,817,000 for the three month period ended June 30, 2011 as compared to approximately $2,154,000 for the same period 2010. Our accounts payable related to corn also increased to approximately $4,406,000 for the three month period ended June 30, 2011 as compared to approximately $3,267,000 for the same period in 2010. Our commodity derivative instruments decreased to zero for the three month period ended June 30, 2011 as compared to approximately $2,609,000 for the same period in 2010.

We experienced a decrease in our long-term liabilities as of June 30, 2011 compared to September 30, 2010. At June 30, 2011 we had approximately $45,409,000 outstanding in the form of long-term loans, compared to approximately $56,188,000 at September 30, 2010. The decrease is primarily due to scheduled principal repayments made on our term loans.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Operating margins have been very good through July 2010, but we believe they will shrink in August and September as we approach harvest. We anticipate that a tight corn supply may cause high prices and put some pressure on liquidity. We do not, however, anticipate seeking additional equity financing during our 2011 fiscal year.

We were able to reduce our reliance on our revolving lines of credit as a result of more favorable operating conditions in the ethanol market during our 2010 fiscal year. This allowed us greater liquidity and increased the amount of funds that were available to us on our revolving line of credit. However, operating conditions have deteriorated and we expect margins to be tighter through our 2011 fiscal year. Should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the nine months ended June 30, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$12,931,430	19,871,856
Net cash used in investing activities	$(603,014)	(1,805,178)
Net cash used for financing activities	$(7,203,379)	(18,088,288)
Net increase (decrease) in cash	$5,125,037	(21,610)
Cash, end of period	$8,442,857	7,243,515

Cash Flow from Operations

Approximately $12,931,000 of cash was provided by operating activities for the nine months ended June 30, 2011 as compared to approximately $19,872,000 provided by operating activities for the nine months ended June 30, 2010. Our net income from operations for the nine months ended June 30, 2011 was approximately $20,315,000 as compared to net income of approximately $18,574,000 for the same period in 2010. We used approximately $16,001,000 for our derivative instruments for the nine months ended June 30, 2011 as compared to the same period in 2010 in which we received $2,617,000 from our derivative instruments. In addition, we used approximately $5,183,000 for inventory purchases for the nine month period ended June 30, 2011 as compared to $1,546,000 for the same period in 2010.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $603,000 for the nine months ended June 30, 2011 as compared to approximately $1,805,000 for the same period in 2010. Cash used in investing is for our capital expenditures.

Cash Flow used in Financing Activities

Cash used in financing activities was approximately $7,203,000 for the nine months ended June 30, 2011 as compared to cash used in financing activities of approximately $18,088,000. For the nine month period ended June 30, 2011, we received proceeds from our short-term line of credit and long-term revolving note with our senior lender as needed. However, both loans were paid down by the end of the quarter. In addition, we had net payments of approximately $7,203,000 on our long term debt for the nine months ended June 30, 2011 as compared to approximately $17,206,000 for the nine month period ended June 30, 2010.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2011 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
Line of Credit
In February 2011, we extended and amended the $10,000,000 revolving line of credit to expire on February 14, 2012 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 4.5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At June 30, 2011 there were no borrowings outstanding on our short-term revolving line of credit and at September 30, 2010 there were no outstanding borrowings on the revolving line of credit. We have increased the amount of credit under this line to $15,000,000. In order to do so we paid a commitment fee of one basis point or $5,000 to our senior lender.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of June 30, 2011 and September 30, 2010 we had an interest rate swap with a fair value of approximately $3,525,620 and $4,650,717 respectively, recorded in current and long term liabilities.
The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was approximately $35,724,000 and $37,996,000 at June 30, 2011 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

We are required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made mandatory excess cash flow payments of $1,000,000 in February 2010 and June 2010 that were applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 31, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At June 30, 2011, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At June 30, 2011 and September 30, 2010, the balance on the variable rate note was approximately $19,765,000 and $24,420,000, respectively. At June 30, 2011 and September 30, 2010 there were no outstanding borrowings on the long term revolving note. The maximum availability on the long term revolving note at June 30, 2011 was $8,000,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan. For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan was approximately $2,900,000. We paid installments of $1,000,000 in March and June 2010. The remaining balance was paid in January 2011. All prepayments were applied to the variable rate note.

Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of June 30, 2011 and September 30, 2010, we had $2,880,000 and $3,150,000 outstanding on our corn oil extraction loan respectively.
Letter of Credit
We had one letter of credit outstanding as of June 30, 2011 and September 30, 2010 for $450,000, which was issued in August 2009 to replace our electrical services security deposit.

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
We are also required to maintain a minimum working capital of $10,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities.
Our loan agreement requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures in an aggregate amount exceeding $1,000,000 in any single fiscal year. In connection with the amendment in February 2010, the bank increased the fiscal 2010 capital expenditure limit to $4,523,800. For fiscal year 2011, the capital expenditure limit returned to $1,000,000. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.
We were in compliance with all covenants at June 30, 2011 and we anticipate that we will continue to meet these covenants through June 30, 2012.
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

Subsequent Events

None.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; fixed assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2011.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  Specifically, we have approximately $19,765,000 outstanding in variable rate debt that is recorded in current and long term liabilities as of June 30, 2011.  Our interest rate on our variable rate term loan debt has a minimum interest rate of 5%. Currently, our interest rate on our variable rate term loan debt is at 5%.

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at June 30, 2011	Interest Rate at June 30, 2011	Adverse 10% change in Interest Rates	Annual Adverse change to Income
$19,765,000	5%	0.5%	$98,825

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of June 30, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of June 30, 2011, our interest rate swap had a liability fair value of approximately $3,526,000.

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

As of June 30, 2011, we have open short (selling) positions for 6,120,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 13,239,500 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. In addition, as of June 30, 2011, we have open long (buying) positions for 2,270,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2013 and ethanol derivatives are forecasted to settle through December 2011. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended June 30, 2011, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of approximately $3,724,000.  At June 30, 2011, we have committed to purchase approximately 7,300,000 bushels of corn through February 2013 at an average bushel price of $6.12 and the spot price at June 30, 2011 was $6.93 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of June 30, 2011 we had price protection in place for approximately 18.3% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 4.2% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2011 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2011. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 6/30/11	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,505,350
Ethanol	113,500,000	Gallons	10%	$29,623,500
Corn	32,700,000	Bushels	10%	$21,745,500

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our third quarter of fiscal 2011 there were no changes in our internal control over financial reporting as these were addressed in the previous quarters.

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

Risks Relating to Our Business

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) is eliminated, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit is set to expire on December 31, 2011. However the United States Senate announced a compromise deal eliminating VEETC as of August 1, 2011 if passed by the House of Representatives. We believe that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Ninth Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.*
10.2	Sixth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 8, 2011	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2011	/s. William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)