Form 10-K
period 2011-09-30
Cardinal Ethanol LLC
filed 2011-12-13
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☒ No

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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of March 31, 2011, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $55,335,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit)

As of December 13, 2011, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2011.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.cardinalethanol.com, under "SEC Filings" which includes links to the reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company organized on February 7, 2005, for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City,

Indiana. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. Since November 1, 2008, we have been engaged in the production of ethanol, distiller's grains and corn oil at the plant.

In August 2010, we obtained a new Title V air permit allowing us to increase our ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Since obtaining the new permit, we have been steadily increasing production to a level between 111 million gallons and 116 million gallons. We expect we will continue to produce at this level for the next twelve months.

Financial Information

Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "Item 8 - Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products and Markets

The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil for sale. Raw carbon dioxide gas is another co-product of the ethanol production process. We have entered into an agreement with EPCO Carbon Dioxide Products to capture a portion of the raw carbon dioxide we produce at the plant.

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. According to the Renewable Fuels Association, approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production for operating plants at approximately 14.2 billion gallons as of November 16, 2011.

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

Approximately 82% of our revenue was derived from the sale of ethanol during our fiscal year ended September 30, 2011.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles ("DWS"), Distillers Modified Wet Grains with Solubles ("DMWS") and Distillers Dried Grains with Solubles ("DDGS"). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Approximately 16% of our revenue was derived from the sale of distiller's grains during our fiscal year ended September 30, 2011.

Corn Oil

In November 2008, we began separating some of the corn oil contained in our distiller's grains for sale. Corn oil sales represented approximately 2% of our revenues for our 2011 fiscal year. We anticipate continuing to fine tune the operation of our corn oil extraction equipment and we expect that it will operate more efficiently in the future. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining. However, corn oil can be used as the feedstock to produce biodiesel and has other industrial uses.

Carbon Dioxide

We entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with EPCO under which EPCO leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We supply to EPCO, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 6.25 tons of liquid carbon dioxide per hour. EPCO pays Cardinal a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO. The contract rate varies based on volume thresholds.

Subsequent to our fiscal year end of September 30, 2011, we entered into a First Amendment to Carbon Dioxide Purchase and Sale Agreement which amended the EPCO Agreement. The Amendment contemplates the possible expansion of the capacity of the EPCO plant by 250 tons/day. In the event of the expansion, EPCO agrees to increase the take or pay obligation owed to Cardinal to 98,700 tons per contract year. In addition, the daily credit to which EPCO is entitled for certain downtime has been adjusted. Cardinal also agrees to supply to EPCO the additional CO2 Gas that will be required as part of the proposed expansion for $5.00 per ton for all tons supplied.

Ethanol and Distillers Grains Markets

As described below in "Distribution of Principal Products," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. However, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China. We anticipate that ethanol exports will remain steady.

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

Ethanol Distribution

We entered into an Ethanol Purchase and Sale Agreement with Murex, N.A., Ltd. ("Murex") for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement is five years commencing on the date of first delivery of ethanol with automatic renewal for one year terms thereafter unless otherwise terminated by either party. During fiscal year 2009, we extended our Agreement with Murex to include an additional three years and the commission was increased from 0.90% to 1.10% of the purchase price, net of all resale costs, in exchange for reducing the payment terms from 20 days to 7 days after shipment. The amended agreement allowed us to revert back to the original payment terms and commission amount. We elected to revert back to the original terms during fiscal year 2010. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex's commission. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol.
Subsequent to our fiscal year end September 30, 2011, we entered into an Amendment No. 2 to the Murex Agreement. In the Amendment, Murex agrees to a maximum commission of $1,750,000 for any one-year period beginning on November 18th and ending on November 17th and to a pro rata calculation of the maximum commission for November 1, 2011 through November 17, 2011. In addition, we agreed to extend the initial term to an eleven year period.
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

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12.6 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. Many in the ethanol industry believe that we reached this blending wall in 2011, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

The United States Environmental Protection Agency allows the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later. Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation's roads and there are only about 2,000 E85 pumps in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol. In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12. Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles. Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles. Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA's approval of E15. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

The ethanol industry is currently impacted by the Volumetric Ethanol Tax Credit (VEETC) which is frequently referred to as the blenders' credit. This blenders' credit provides a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. This incentive is scheduled to expire on December 31, 2011. Management anticipates that VEETC will not be renewed and therefore will not be available starting January 1, 2012. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard (RFS) is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated and the blenders' credit is allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

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

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2011, we incurred costs and expenses of approximately $105,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 16, 2011, the Renewable Fuels Association estimates that there are 209 ethanol production facilities in the U.S. with capacity to produce approximately 14.7 billion gallons of ethanol and another 8 plants under expansion or construction with capacity to produce an additional 271 million gallons. However, the Renewable Fuels Association estimates that approximately 3.6% of the ethanol production capacity in the United States is currently idled. This is down from 2009 when the idled capacity may have been as high as 20%. Since ethanol is a commodity product, competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET and Valero Renewable Fuels each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 400
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Archer Daniels Midland	1,750.0	—
POET Biorefining	1,629.0	—
Valero Renewable Fuels	1,130.0	—
Green Plains Renewable Energy	740.0	—
Aventine Renewable Energy, LLC	460.0	—

Updated: November 16, 2011

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

At the end of 2008, VeraSun Energy filed for Chapter 11 Bankruptcy following significant losses it experienced on raw material derivative positions it had in place. VeraSun's ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Energy Corporation which is a major gasoline refining company. The purchase by Valero Energy represents the first major oil company that has taken a stake in ethanol production infrastructure. Further, now Valero Energy controls its own supply of ethanol that can be used to blend at its gasoline refineries. Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete. While we believe that we are a low cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2011, ethanol plants produced more than 29 million metric tons of distillers grains in 2009/2010 and will produce an estimated 31 million metric tons in 2010/2011. The amount of distillers grains produced is expected to increase as ethanol production increases.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2011. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
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

On November 9, 2011, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2011 grain corn crop at 12.3 billion bushels. The November 9, 2011 estimate of the 2011 corn crop is approximately 7% lower than the record set in 2009 of 13.2 billion bushels, but if realized would be the fourth largest production total on record. Corn prices rose slightly in July through September of 2011. We expect continued volatility in the price of corn, which could significantly impact our costs of goods sold.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors affecting grain commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. Because the market price of ethanol is not directly related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We therefore anticipate that our plant's profitability will be negatively impacted during periods of high grain prices.

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

Risk Management Services

We entered into a Risk Management Agreement with John Stewart & Associates ("JS&A") under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our co-products. In exchange for JS&A's risk management services, we pay JS&A a fee of $1,500 per month. The term of the agreement is for one year and will continue on a month to month basis thereafter. The agreement may be terminated by either party at any time upon written notice.

We have also entered into an agreement with Advance Trading to assist us with hedging corn, ethanol and natural gas. We pay them a fee of $1,000 per month for these services. The term of the agreement is a month to month agreement, and may be terminated by either party at any time upon proper notice.

Utilities

We engaged U.S. Energy Services, Inc. to provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients' locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. Their goal is to develop, implement, and maintain a dynamic strategic plan to manage and reduce their clients' energy costs. A large percentage of U.S. Energy Services' clients are ethanol plants and other renewable energy plants. We pay U.S. Energy Services, Inc. a monthly fee of $3,500 plus pre-approved travel expenses. The monthly fee will increase 4% per year on the anniversary date of the agreement. The agreement is year to year.
Natural Gas. Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2011 was approximately 3,121,000 MMBTU, constituting approximately 4.78% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley. Under the contract, Ohio Valley receives, transports and redelivers natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. In addition, we pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.

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

Water. We require a significant supply of water. Engineering specifications show our plant's water requirements to be approximately 774 gallons per minute, 1.1 million gallons per day, depending on the quality of water. We have assessed our water needs and available supply. Union City Water Works is supplying the water necessary to operate our plant.

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

Employees

We currently have 49 full-time employees.

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant.

In addition, we were granted a license by ICM to use certain corn oil technologies necessary to extract corn oil during our plant operations.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is our operations along with our short-term revolving line of credit with our primary lender First National Bank of Omaha. At November 30, 2011, we have approximately $15,000,000 available to draw on the short-term revolving line of credit. We currently have no outstanding borrowings under our short-term revolving line of credit.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2011, 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distillers grains are exported to Mexico, Canada and China and the United States ethanol industry has recently experienced increased exports of ethanol to Europe. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. We expect that the tax credit will expire on December 31, 2011. Although we do not believe that the expiration of the credit will have a significant impact on our operations in the immediate future there is no guarantee that if VEETC expires, it will not negatively impact the price we receive for our ethanol and negatively impact our profitability.

Our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. Although we have significantly reduced our level of debt, the restrictive covenants contained in our financing agreements may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) placing us at a competitive disadvantage because we may be more leveraged than some of our competitors; (c) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for unit holders in the event of a liquidation; and (d) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Increases in the price of corn or natural gas would reduce our profitability.  Our primary source of revenue is from the sale of ethanol, distiller's grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

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

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distiller's grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.” If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues. The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2012 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 14.7 billion gallons in 2011. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller's grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller's grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We are subject to litigation involving our corn oil extraction technology. We have been sued by GS CleanTech Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. GS CleanTech is seeking to enforce its patent rights against ICM and the Company. According to information available through the U.S. Patent and Trademark Office, certain patents have been issued and other patents will be issued to GS CleanTech. If GS CleanTech is successful in its infringement action against the Company, we may be forced to pay damages to GS CleanTech as a result of our use of such technology and cease our production of corn oil.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blending wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. Additionally, according to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation's roads and there are only about 2,000 E85 pumps in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol. In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12. Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles. Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles. Two lawsuits were filed on November 9, 2010, by representatives of the food industry and the petroleum industry challenging the EPA's approval of E15. It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The RFS was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

In addition, we expect that VEETC will expire at the end of the 2011 calendar year. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

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

ITEM 2. PROPERTIES

Our plant site is made up of two adjacent parcels which together total approximately 295 acres in east central Indiana near Union City, Indiana. The address of our plant is 1554 N. County Road 600 E., Union City, Indiana 47390. In November 2008, the plant was substantially completed and plant operations commenced. The plant consists of the following buildings:

•	A grains area, fermentation area, distillation - evaporation area;

•	A dryer/energy center area;

•	A tank farm;

•	An auxiliary area; and

•	An administration building.

Our plant is in excellent condition and is capable of functioning at over 100% of its nameplate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with First National Bank of Omaha, which is described below under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

Patent Infringement

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that the Company's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech Corporation. GS CleanTech Corporation sought a preliminary injunction, which was denied, and seeks royalties and damages associated with the alleged infringement, as well as attorney's fees from the Company. On February 16, 2010, ICM, Inc. agreed to indemnify, at ICM's expense, the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of the Company's purchase and use of the oil recovery system.

GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation ("MDL"). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). The Company has since answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing. The Company anticipates that once the issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.

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

Air Emissions Permit

In January of 2010 we applied for a Title V Operating Permit for air emissions from the Indiana Department of Environmental Management ("IDEM"). IDEM issued the permit on August 5, 2010. This permit increased our operating capacity and emission limits. The new permit increased Cardinal's potential to emit criteria pollutants, which includes particulate matter. Each criteria pollutant must be less than 250 tons per consecutive twelve month period. This provision was based on a rule change issued by the Environmental Protection Agency ("EPA") on May 1, 2007, which allowed ethanol plants to emit up to 250 tons per criteria pollutant, excluding fugitive dust, instead of only 100 tons per criteria pollutant, including fugitive dust.

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

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of September 30, 2011 we had approximately 14,606 membership units outstanding and approximately 1,187 unit holders of record. There is no public trading market for our units.

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

The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2010 1st	$2,250	$2,700	$2,557.29	24
2010 2nd	$2,650	$3,400	$2,817.50	80
2010 3rd	$3,100	$3,400	$3,217.25	20
2010 4th	$3,400	$3,500	$3,416.13	62
2011 1st	$3,350	$3,650	$3,540.98	26
2011 2nd	$3,500	$3,800	$3,572.05	39
2011 3rd	$3,110	$3,600	$3,447.36	53
2011 4th	$3,500	$4,000	$3,905.84	77

The following table contains the bid and asked prices that were posted on the Company's alternative trading service bulletin board and includes some transactions that were not completed. The Company believes the table above more accurately describes the trading value of its units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the Company's alternative trading service bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2010 1st	$2,250	$2,700	$2,557.29	24
2010 2nd	$2,650	$3,800	$2,841.46	82
2010 3rd	$3,100	$3,400	$3,217.25	20
2010 4th	$3,400	$3,500	$3,558.54	82
2011 1st	$3,450	$3,650	$3,503.98	211
2011 2nd	$3,500	$3,800	$3,587.73	44
2011 3rd	$3,110	$5,100	$3,777.76	67
2011 4th	$3,500	$5,200	$4,106.25	120

We did not make any distributions to our members during our fiscal year ended September 30, 2011.

Except for restrictions imposed in our loan agreement our board of directors has complete discretion over the timing and amount of distributions to our unit holders. Provided that we are not in default on loan covenants, and with the prior approval of our lender, which may not be unreasonably withheld, our loan agreement allows us to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2006, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2009, 2008 and 2007 and the selected income statement data and other financial data for the years ended September 30, 2008 and 2007 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2011 and 2010 and the selected income statement data and other financial data for each of the years in the three year period ended September 30, 2011 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2011	2010	2009	2008	2007
Revenues	$337,019,930	$224,807,338	$167,738,057	$—	$—

Cost Goods Sold	302,690,475	195,880,762	160,674,617	—	—

Gross Profit	34,329,455	28,926,576	7,063,440	—	—

Operating Expenses	4,250,752	3,735,530	3,726,051	1,266,368	875,080

Operating Income (Loss)	30,078,703	25,191,046	3,337,389	(1,266,368)	(875,080)

Other Income (Expense)	(4,569,566)	(4,740,467)	(4,288,574)	258,114	3,130,461

Net Income (Loss)	$25,509,137	$20,450,579	$(951,185)	$(1,008,254)	$2,255,381

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	12,026

Net Income (Loss) Per Unit	$1,746.48	$1,400.15	$(65.12)	$(69.03)	$187.54

Cash Distributions Per Unit	$—	$60	$—	$—	$—

Balance Sheet Data:	2011	2010	2009	2008	2007
Current Assets	$49,830,340	$31,898,901	$22,049,914	$741,508	$21,285,458

Net Property and Equipment	125,169,711	132,780,346	137,209,571	140,285,656	63,371,362

Other Assets	876,699	851,732	1,068,767	2,397,795	1,427,895

Total Assets	175,876,750	165,530,979	160,328,252	143,424,959	86,084,715

Current Liabilities	18,628,361	20,562,149	13,036,275	11,682,082	13,621,236

Long-Term Debt	42,960,017	56,188,380	77,427,000	61,818,344	—

Other Liabilities	1,961,239	3,130,402	3,269,980	—	—

Members' Equity	112,327,133	85,650,048	66,594,997	69,924,533	72,463,479

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We are currently operating at above nameplate capacity. During fiscal 2011, the ethanol plant processed approximately 39 million bushels of corn per year into 115 million gallons of denatured fuel grade ethanol, 319,000 tons of dried distillers grains with solubles, and 14 million pounds of corn oil.

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, N.A., Ltd. markets all of our ethanol. Our distillers grains are marketed by CHS, Inc.

The ethanol industry is currently impacted by the Volumetric Ethanol Tax Credit (VEETC) which is frequently referred to as the blenders' credit. This blenders' credit provides a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. This incentive is scheduled to expire on December 31, 2011. Management anticipates that VEETC will not be renewed and therefore will not be available starting January 1, 2012. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard (RFS) is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United STates each year. HOwever, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated and the blenders' credit is allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight margins throughout the period, we may need to seek additional funding.

Results of Operations

Comparison of Fiscal Year Ended September 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2011 and 2010:
:

	Fiscal Year Ended September 30, 2011		Fiscal Year Ended September 30, 2010
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$337,019,930	100.00%	$224,807,338	100.00%
Cost of Goods Sold	302,690,475	89.81	195,880,762	87.13
Gross Profit	34,329,455	10.19	28,926,576	12.87
Operating Expenses	4,250,752	1.26	3,735,530	1.66
Operating Income	30,078,703	8.92	25,191,046	11.21
Other Expense, net	(4,569,566)	(1.36)	(4,740,467)	(2.11)
Net Income	$25,509,137	7.57%	$20,450,579	9.10%

The following table shows the sources of our revenue for the fiscal year ended September 30, 2011 and September 30, 2010.

	Fiscal Year Ended September 30, 2011		Fiscal Year Ended September 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$276,082,661	81.92%	$191,276,457	85.08%
Dried Distillers Grains Sales	53,681,618	15.93	31,163,445	13.86
Wet Distillers Grains Sales	161,035	0.05	107,211	0.05
Corn Oil Sales	6,475,079	1.92	1,789,945	0.80
Other Revenue	619,537	0.18	470,280	0.21
Total Revenues	$337,019,930	100.00%	$224,807,338	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2011 and 2010:

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Production:
Ethanol sold (gallons)	114,661,886	109,986,252
Distillers grains sold (tons)	318,785	321,087
Corn oil sold (pounds)	13,934,980	6,796,940

Revenues:
Ethanol average price per gallon	$2.40	$1.739
Distillers grains average price per ton	$168.90	$97.39
Corn oil average price per pound	$0.46	$0.26

Primary Inputs:
Corn ground (bushels)	39,356,259	39,408,254
Natural gas purchased (MMBTU)	3,120,976	3,126,888

Costs of Primary Inputs:
Corn average price per bushel ground	$6.63	$3.85
Natural gas average price per MMBTU	$4.59	$5.01

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.073	$0.062
Denaturant cost per gallon of ethanol sold	$0.056	$0.042
Electricity cost per gallon of ethanol sold	$0.030	$0.031
Direct Labor cost per gallon of ethanol sold	$0.019	$0.018

Revenues

For the fiscal year ended September 30, 2011, ethanol sales comprised approximately 82% of our revenues and distillers grains sales comprised approximately 16% of our revenues, while corn oil and carbon dioxide sales comprised approximately 2% of our revenues. For the fiscal year ended September 30, 2010, ethanol sales comprised approximately 85% of our revenue and distillers grains sales comprised approximately 14% of our revenue, while corn oil comprised approximately 1% of our revenues.

Ethanol

Our revenues from ethanol increased for our fiscal year ended September 30, 2011 as compared to the fiscal year ended September 30, 2010 primarily as a result of an increase in our ethanol production and higher ethanol prices on average per gallon in the fiscal year ended September 30, 2011.

During the fiscal year ended September 30, 2011, the market price of ethanol varied between $2.07 per gallon and $3.07 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.40 per gallon for the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2010, the market price of ethanol varied between $1.57 and $2.43 per gallon. Our average price per gallon of ethanol sold was $1.74. During the fiscal year ended

September 30, 2011, we sold approximately 114,662,000 gallons of ethanol as compared to our sales of approximately 109,986,000 gallons of ethanol for the same period in 2010. For the fiscal year ended September 30, 2011, we recorded net losses on our ethanol derivative contracts of $6,536,843. These losses were recorded against our revenues in the statement of operations. We recorded net gains on our ethanol derivative contracts of $33,217 during the fiscal year ended September 30, 2010.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase in the average price per ton of distillers grains in the fiscal year ended September 30, 2011 as compared to the same period in 2010.

During the fiscal year ended September 30, 2011 the market price of distillers grains varied between approximately $105 and $220 per ton. Our average price per ton of distillers grains sold was approximately $169. During the fiscal year ended September 30, 2010, the market price of distillers grains varied between approximately $93 per ton and $140 per ton. Our average price per ton of distillers grains sold was approximately $97. During our fiscal year ended September 30, 2011 we sold approximately 319,000 tons of distillers grains compared to approximately 321,000 for the same period in 2010.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 90% for the fiscal year ended September 30, 2011 compared to 87% for the same period of 2010. Our two largest costs of production are corn and natural gas.

Corn Costs

During the fiscal year ended September 30, 2011 we used approximately 39,356,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 39,408,000 bushels for the same period in 2010. During the fiscal year ended September 30, 2011, the market price of corn varied between $4.24 per bushel and $8.34 per bushel. Our average price per bushel of corn ground was $6.63 after considering the effects of our risk management/hedging. During the fiscal year endedSeptember 30, 2010, the market price of corn varied between $3.40 and $4.81 per bushel. Our average price per bushel of corn ground was $3.85 after considering the effects of our risk management/hedging. For the fiscal year ended September 30, 2011 and 2010, we recorded net losses on our corn derivative contracts of $5,008,132 and $2,424,135, respectively. These net losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our fiscal year ended September 30, 2011, we purchased approximately 3,121,000 MMBTU's of natural gas as compared to approximately 3,127,000 MMBTU's for the same period in 2010. During the fiscal year ended September 30, 2011, the market price of natural gas varied between $3.66 per MMBTU and $5.39 MMBTU. Our average price per MMBTU of natural gas was $4.59. During the fiscal year ended September 30, 2010, the market price of natural gas varied between $3.70 per MMBTU and $6.10 per MMBTU. Our average price per MMBTU of natural gas was $5.01.

Operating Expense

Our operating expenses were higher for the fiscal year ended September 30, 2011 than they were for the same period ended September 30, 2010. This increase in operating expenses is primarily due to an increase in general and administrative expenses. These increased expenses are the result of increased salaries and property taxes. We expect that going forward our operating expenses will remain relatively steady.

Operating Income (Loss)

Our income from operations for the fiscal year endedSeptember 30, 2011 was approximately 9% of our revenues compared to operating income of approximately 11% of our revenues for the fiscal year ended September 30, 2010. This decrease in our profitability was primarily the result of the extremely favorable market conditions and resulting operating margins we experienced in the fiscal year ended 2010 compared with more modest conditions and margins in the fiscal year ended 2011. Higher prices have resulted in higher profits that are lower percentage-wise relative to revenues.

Other Income and Other Expense

Other expense for the fiscal year ended September 30, 2011 was approximately 1% of our revenue and totaled approximately $4,570,000. Other expense for the fiscal year ended September 30, 2010 was approximately 2% of our revenue and totaled approximately $4,740,000. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Fiscal Years Ended September 30, 2011 and 2010

The following table highlights the changes in our financial condition:

	September 30, 2011	September 30, 2010
Current Assets	$49,830,340	$31,898,901
Current Liabilities	$18,628,361	$20,562,149
Member's Equity	$112,327,133	$85,650,048

We experienced an increase in our current assets at September 30, 2011 as compared to September 30, 2010. We experienced an increase of approximately $3,400,000 in the value of our inventory at September 30, 2011 compared to September 30, 2010. Inventories increased from prior year end due to the increased price per bushel of corn and price per gallon of ethanol. At September 30, 2011 we had trade accounts receivable of approximately $19,101,000 compared to trade accounts receivable at September 30, 2010 of approximately $13,263,000. The increase in receivables is primarily due to the increased price of ethanol and timing of ethanol rail shipments. We also had cash of approximately $10,802,000 at September 30, 2011 as compared to $3,318,000 at September 30, 2010. This increase in cash is primarily the result of operations. Restricted cash decreased to approximately $2,359,000 at September 30, 2011 as compared to approximately $4,551,000 at September 30, 2010. This decrease in restricted cash is primarily related to our risk management strategy of entering into ethanol, corn and natural gas hedges to protect our ethanol, corn and natural gas prices

We experienced a decrease in our total current liabilities at September 30, 2011 compared to September 30, 2010. The decrease is primarily due to a decrease in our commodity derivative instruments for the fiscal year ended September 30, 2011 as compared to the same period in 2010.

We experienced a decrease in our long-term liabilities as of September 30, 2011 compared to September 30, 2010. At September 30, 2011 we had approximately $42,960,000 outstanding in the form of long-term loans, compared to approximately $56,188,000 at September 30, 2010. The decrease is primarily due to scheduled principal repayments made on our term loans.

Comparison of Fiscal Years Ended September 30, 2010 and September 30, 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2010 and 2009.

	Fiscal Year Ended September 30, 2010		Fiscal Year Ended September 30, 2009
Income Statement Data	Amount	Percent	Amount	Percent
Revenues	$224,807,338	100.00%	$167,738,057	100.00%
Cost of Goods Sold	195,880,762	87.13	160,674,617	95.79
Gross Profit	28,926,576	12.87	7,063,440	4.21
Operating Expenses	3,735,530	1.66	3,726,051	2.22
Operating Income	25,191,046	11.21	3,337,389	1.99
Other (Expense)	(4,740,467)	(2.11)	(4,288,574)	(2.56)
Net Income (Loss)	$20,450,579	9.10%	$(951,185)	(0.57)%

	Fiscal Year Ended September 30, 2010		Fiscal Year Ended September 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$191,276,457	85.08%	$138,802,095	82.75%
Dried Distillers Grains Sales	31,163,445	13.86	27,534,648	16.42
Wet Distillers Grains Sales	107,211	0.05	181,059	0.11
Corn Oil Sales	1,789,945	0.80	1,220,255	0.73
Other Revenue	470,280	0.21	—	—
Total Revenues	$224,807,338	100.00%	$167,738,057	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and our primary products for the fiscal years ended September 30, 2010 and 2009.

	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
Production:
Ethanol sold (gallons)	109,986,252	87,645,515
Distillers grains sold (tons)	321,087	267,699

Revenues:
Ethanol average price per gallon	$1.739	$1.58
Distillers grains average price per ton	$97.39	$103.53

Primary Inputs:
Corn ground (bushels)	39,408,254	32,293,302
Natural gas purchased (MMBTU)	3,126,888	2,760,264

Costs of Primary Inputs:
Corn average price per bushel ground	$3.851	$4.04
Natural gas average price per MMBTU	$5.009	$4.907

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.062	$0.066
Denaturant cost per gallon of ethanol sold	$0.042	$0.036
Electricity cost per gallon of ethanol sold	$0.031	$0.033
Direct Labor cost per gallon of ethanol sold	$0.018	$0.022

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

Ethanol

Our revenues from ethanol increased for our fiscal year ended September 30, 2010 as compared to our fiscal year ended September 30, 2009. Our increase in revenues for our 2010 fiscal year as compared to our 2009 fiscal year was the result of an increase in our ethanol production in 2010 and higher ethanol prices in 2010 on average per gallon as compared to 2009. We operated at approximately 118% of our name plate capacity in 2010.

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

During the fiscal year ended September 30, 2010, the market price of distillers grains varied between approximately $93 per ton and approximately $140 per ton. Our average price per ton of distillers grains sold was approximately $97.39. During the fiscal year ended September 30, 2009, the market price of distillers grains varied between approximately $76.64 per ton and approximately $148.15 per ton. Our average price per ton of distillers grains sold was approximately $103.53. We sold approximately 53,000 more tons of distiller grains during our 2010 fiscal year as compared to our 2009 fiscal year. During our fiscal year ended September 30, 2010, we sold approximately 321,000 tons of distillers grains compared to approximately 268,000 tons during our fiscal year ended September 30, 2009. Management attributes this increase in distillers grains sales with increased production of ethanol during the 2010 fiscal year. As we produce more ethanol, the total tons of distillers grains that we produce also increases. Offsetting the increase in distillers grains sales was a decrease in the average price we received per ton of distillers grains sold during our 2010 fiscal year compared to our 2009 fiscal year. During our 2009 fiscal year, uncertainty existed regarding the supply of distillers grains in the market due to the fact that many ethanol producers were reducing production during late 2008 and early 2009. Management believes this resulted in higher distillers grains prices due to increasing demand and lower supplies. Therefore, we experienced higher distillers grains prices during our 2009 fiscal year. Further management believes that distillers grains prices lag behind corn prices. As a result, distillers grains prices during our 2010 fiscal year did not fully benefit from the increases in corn prices that we experienced in the second half of our 2010 fiscal year.

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

Natural Gas Costs

Our natural gas costs were higher during our fiscal year ended September 30, 2010 as compared to our fiscal year ended September 30, 2009. This increase in cost of natural gas for our 2010 fiscal year as compared to our 2009 fiscal year was primarily the result of an increase in the amount of natural gas that we used at our plant and an increase in the average price per MMBTU of our natural gas.

During our fiscal year ended September 30, 2010 we purchased approximately 367,000 more MMBTU's of natural gas than we purchased in our fiscal year ended September 30, 2009. During our fiscal year ended September 30, 2010 we purchased approximately 3,127,000 MMBTU's of natural gas as compared to approximately 2,760,000 MMBTU's during our fiscal year ended September 30, 2009. Management attributes this increase in natural gas to an increase in production. During the fiscal year ended September 30, 2010, the market price of natural gas varied between approximately $3.70 per MMBTU and approximately $6.10 per MMBTU. Our average price per MMBTU of natural gas was approximately $5.01. During the fiscal year ended September 30, 2009, the market price of natural gas varied between approximately $3.31 per MMBTU and approximately $8.028 per MMBTU. Our average price per MMBTU of natural gas was approximately $4.91.

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

Operating Income

Our income from operations for the fiscal year ended September 30, 2010 was approximately 11.21% compared to 1.99% of our revenues for the same period ended 2009. Our operating income for the fiscal year ended September 30, 2010 increased due to increased revenues as a result of better operating margins. For the fiscal year ended September 30, 2010 operating income was primarily the net result of our revenues exceeding our costs of goods sold and our operating expenses.

Other Expense

Our other expense for the fiscal year ended September 30, 2010 was approximately 2.11% of our revenues, compared to 2.56% for the fiscal year ended September 30, 2009. Our other expense for the fiscal year ended September 30, 2010 and 2009 consisted primarily of interest expense.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2010 and 2009

	September 30, 2010	September 30, 2009
Current Assets	$31,898,901	$22,049,914
Current Liabilities	$20,562,149	$13,036,275
Member's Equity	$85,650,048	$66,594,997

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2011 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.
At September 30, 2011, we had an interest rate swap with a fair value of $3,483,000 recorded as derivative instruments in the current and long-term liabilities section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. We have an interest rate swap with a fair value of $4,651,000 for the same period ended in 2010. The interest rate swap is designated as a cash flow hedge.

As of September 30, 2011, we have open short positions for 5,910,000 bushels of corn and long positions of 5,235,000 for corn on the Chicago Board of Trade and short positions of 29,431,000 gallons of ethanol and long positions of 840,000 gallons of ethanol on the New York Mercantile Exchange. We also have long positions of 2,100,000 MMBTUs of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas positions are forecasted to settle through March 2013, March 2012 and March 2012, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We value our inventory at the lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2011. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Operating margins have remained positive throughout our fiscal year ended September 30, 2011. We anticipate that margins will remain positive through the remainder of the 2011 calendar year.

We were able to reduce our reliance on our revolving lines of credit as a result of more favorable operating conditions in the ethanol market. This allowed us greater liquidity and increased the amount of funds that were available to us on our revolving line of credit. However, we anticipate that margins may tighten in our second fiscal quarter of 2012. Should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations. Our line of credit is set to expire in February 2012, but we expect to renew this credit facility for an additional year to February 2013.

The following table shows cash flows for the fiscal year ended September 30, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$21,649,488	19,940,794
Net cash used in investing activities	$(770,137)	(3,765,300)
Net cash used for financing activities	$(13,395,099)	(20,122,799)
Net increase (decrease) in cash	$7,484,252	(3,947,305)
Cash, end of period	$10,802,072	3,317,820

Cash Flow from Operations

Approximately $21,649,000 of cash was provided by operating activities for the fiscal year ended September 30, 2011 as compared to approximately $19,941,000 provided by operating activities for the fiscal year ended September 30, 2010. Our net income from operations for the fiscal year ended September 30, 2011 was approximately $25,509,000 as compared to net income of approximately $20,451,000 for the same period in 2010. We used approximately $18,890,000 for settlement of our derivative instruments for the fiscal year ended September 30, 2011 as compared to the same period in 2010 in which we used $4,260,000 for settlement of our derivative instruments. In addition, we received approximately $11,662,000 from the change in fair value of our derivative instruments in our fiscal year ended September 30, 2011 as compared to $2,424,000 for the same period in 2010.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $770,000 for the fiscal year ended September 30, 2011 as compared to approximately $3,765,000 for the same period in 2010. Cash used in investing is for our capital expenditures.

Cash Flow used in Financing Activities

Cash used in financing activities was approximately $13,395,000 for the fiscal year ended September 30, 2011 as compared to cash used in financing activities of approximately $20,123,000 for the same period in 2010. For the fiscal year ended September 30, 2011, we received proceeds from our short-term line of credit and long-term revolving note with our senior lender as needed. However, both loans were paid down by the end of the year. In addition, we had net payments of approximately $13,389,000 on our long term debt for the fiscal year ended September 30, 2011 as compared to approximately $19,239,000 for the fiscal year ended September 30, 2010.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2011 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
The following table shows cash flows for the fiscal years ended September 30, 2010 and 2009:

	2010	2009
Net cash provided by operating activities	$19,940,794	(2,245,876)
Net cash used in investing activities	$(3,765,300)	(13,931,689)
Net cash provided by (used for) financing activities	$(20,122,799)	22,980,155
Net increase (decrease) in cash	$(3,947,305)	6,803,590
Cash, end of period	$3,317,820	7,265,125

Cash Flow Used in Operating Activities

Approximately $19,941,000 of cash was provided by operating activities for the fiscal year ended September 30, 2010 as compared to approximately $2,245,000 used in operating activities for the fiscal year ended September 30, 2009. Our net income from operations for the fiscal year ended September 30, 2010 was approximately $20,451,000 as compared to net loss of approximately $951,000 for the same period in 2009.

Cash Flow Used in Investing Activities

We experienced a significant decrease in cash used in investing activities for our fiscal year ended September 30, 2010 as compared to 2009. This decrease was primarily a result of a decrease in our payments for construction in process from approximately $13,019,000 for the fiscal year ended September 30, 2009 to approximately $3,480,000 for the same period in 2010.

Cash Flow Provided by (used in) Financing Activities

Cash used in financing activities for the fiscal year ended September 30, 2010 was approximately $20,123,000 as compared to cash provided by financing activities of approximately $22,980,000 for the same period in 2009. This change in cash used in financing activities was the result of payments made on our long term debt financing.

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
Line of Credit
In February 2011, we extended and amended the $10,000,000 revolving line of credit to expire on February 14, 2012 and changed the interest rate charged on the short-term revolving line of credit to the greater of the three month LIBOR rate plus 400 basis points or 4.5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At September 30, 2011 there were no borrowings outstanding on our short-term revolving line of credit and at September 30, 2010 there were no outstanding borrowings on the revolving line of credit. In May 2011, we increased the amount of credit under this line to $15,000,000. In order to do so we paid a commitment fee of one basis point or $5,000 to our senior lender. We expect to renew this line of credit for an additional year through February 2013.
Fixed Rate Note
As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of September 30, 2011 and September 30, 2010 we had an interest rate swap with a fair value of approximately $3,483,000 and $4,651,000 respectively, recorded in current and long term liabilities.
The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was approximately $34,921,000 and $37,996,000 at September 30, 2011 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

We are required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. In regards to the amendment in February 2010, the Company made mandatory excess cash flow payments of $1,000,000 in February 2010 and June 2010 that were applied to the principal of the variable rate note. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At September 30, 2010, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At September 30, 2011, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At September 30, 2011 and September 30, 2010, the balance on the variable rate note was approximately $14,469,000 and $24,420,000, respectively. This note is subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan. For the year ended September 30, 2011, the calculated prepayment of excess cash flow under the terms of the loan was approximately $4,000,000. We paid installments of $1,000,000 in August 2011 and $3,000,000 in September 2011. For the year ended September 30, 2010, the calculated prepayment of excess cash flow was approximately $2,900,000. We paid installments of $1,000,000 in March and June 2010. The remaining balance of $900,000 was paid in January 2011. All prepayments were applied to the variable rate note. Subsequent to year end, the Company paid off the variable rate note in full.  At September 30, 2011 and September 30, 2010 there were no outstanding borrowings on the long term revolving note. The maximum availability on the long term revolving note at September 30, 2011 was $7,750,000.

Corn Oil Extraction Note
Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of September 30, 2011 and September 30, 2010, we had $2,790,000 and $3,150,000 outstanding on our corn oil extraction loan respectively.
Letter of Credit
We had one letter of credit outstanding as of September 30, 2010 for $450,000, which was issued in August 2009 to replace our electrical services security deposit. This letter of credit was closed in August 2011 as it was no longer required per the agreement.

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
We were in compliance with all covenants at September 30, 2011 and we anticipate that we will continue to meet these covenants through September 30, 2012.
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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2011:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$59,613,252	$12,640,976	$46,972,276	$—	$—
Operating Lease Obligations	2,243,394	1,084,800	1,158,594	—	—
Purchase Obligations	29,377,687	28,077,715	1,299,972	—	—
Total Contractual Cash Obligations	$91,234,333	$41,803,491	$49,430,842	$—	$—

The long-term debt obligations in the table above include both principal and interest payments, excluding interest payments on the line of credit, at the interest rates applicable to the obligations as of September 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  Specifically, we have approximately $14,469,000 outstanding in variable rate debt that is recorded in current and long term liabilities as of September 30, 2011.  Our interest rate on our variable rate term loan debt has a minimum interest rate of 5%. Currently, our interest rate on our variable rate term loan debt is at 5%. However, subsequent to year end, the Company paid off the remaining balance of the variable rate note, therefore no longer is exposed to market risk from this loan.

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of September 30, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of September 30, 2011, our interest rate swap had a liability fair value of approximately $3,483,000.

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

As of September 30, 2011, we have open short (selling) positions for 5,910,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 29,431,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. In addition, as of September 30, 2011, we have open long (buying) positions for 5,235,000 bushels of corn on the Chicago Board of Trade and long positions for 840,000 gallons of ethanol on the new York Mercantile Exchange and Chicago Board of Trade. We also have long positions of 2,100,000 MMBTUs of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2013 and ethanol and natural gas derivatives are forecasted to settle through March 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the fiscal year ended September 30, 2011, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of approximately $6,537,000.  At September 30, 2011, we have committed to purchase approximately 4,950,000 bushels of corn through February 2013 at an average bushel price of $5.85 and the spot price at September 30, 2011 was $6.28 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of September 30, 2011 we had price protection in place for approximately 12.4% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 3.3% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2011 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2011. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 9/30/11	Approximate Adverse Change to Income
Natural Gas	3,100,000	MMBTU	10%	$1,099,899
Ethanol	114,000,000	Gallons	10%	$29,095,741
Corn	40,000,000	Bushels	10%	$22,011,400
DDGs	318,000	Tons	10%	$5,265,000

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2011 and 2010, and the related statements of operations, members' equity, and cash flows for each of the fiscal years in the three year period ended September 30, 2011. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P
Minneapolis, Minnesota
December 13, 2011

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2011	September 30, 2010

Current Assets
Cash	$10,802,072	$3,317,820
Restricted cash	2,358,802	4,550,665
Trade accounts receivable, net of an allowance of $23,500 and $0, respectively	19,100,842	13,262,640
Miscellaneous receivables	471,403	1,030,197
Inventories	11,732,998	8,333,140
Deposits	192,250	409,940
Prepaid and other current assets	435,282	965,099
Commodity derivative instruments	4,736,691	29,400
Total current assets	49,830,340	31,898,901

Property, Plant, and Equipment
Land and land improvements	21,105,097	21,082,869
Plant and equipment	121,310,752	117,122,818
Building	6,991,721	6,991,721
Office equipment	356,516	316,219
Vehicles	31,928	31,928
Construction in process	—	3,480,322
	149,796,014	149,025,877
Less accumulated depreciation	(24,626,303)	(16,245,531)
Net property, plant, and equipment	125,169,711	132,780,346

Other Assets
Deposits	80,000	80,000
Investment	453,676	266,583
Financing costs, net of amortization	343,023	505,149
Total other assets	876,699	851,732

Total Assets	$175,876,750	$165,530,979

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2011	September 30, 2010

Current Liabilities
Accounts payable	$2,081,140	$2,154,370
Accounts payable- corn	4,059,970	3,266,780
Construction retainage payable	101,928	351,700
Accrued expenses	1,547,097	1,264,755
Commodity derivative instruments	88,390	2,609,188
Derivative instruments - interest rate swap	1,521,531	1,520,315
Current maturities of long-term debt and capital lease obligations	9,228,305	9,395,041
Total current liabilities	18,628,361	20,562,149

Long-Term Debt and Capital Lease Obligations	42,960,017	56,188,380

Derivative Instruments - interest rate swap	1,961,239	3,130,402

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(3,482,769)	(4,650,717)
Retained earnings	44,897,689	19,388,552
Total members' equity	112,327,133	85,650,048

Total Liabilities and Members’ Equity	$175,876,750	$165,530,979

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009

Revenues	$337,019,930	$224,807,338	$167,738,057

Cost of Goods Sold
Cost of goods sold	302,690,475	195,880,762	159,079,141
Lower of cost or market adjustment	—	—	1,595,476
Total	302,690,475	195,880,762	160,674,617

Gross Profit	34,329,455	28,926,576	7,063,440

Operating Expenses
Professional fees	526,368	612,115	757,950
General and administrative	3,724,384	3,123,415	2,968,101
Total	4,250,752	3,735,530	3,726,051

Operating Income	30,078,703	25,191,046	3,337,389

Other Income (Expense)
Grant income	—	—	24,702
Interest income	3,891	2,792	2,654
Interest expense	(4,412,755)	(4,797,649)	(4,345,390)
Miscellaneous income (expenses)	(160,702)	54,390	29,460
Total	(4,569,566)	(4,740,467)	(4,288,574)

Net Income (Loss)	$25,509,137	$20,450,579	$(951,185)

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$1,746.48	$1,400.15	$(65.12)

Distributions Per Unit	$—	$60.00	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities
Net income (loss)	$25,509,137	$20,450,579	$(951,185)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	8,542,898	8,451,832	8,099,316
Change in fair value of derivative instruments	11,661,874	2,424,135	(3,072,937)
Non-cash dividend income	(187,093)	(266,583)	—
Lower of cost or market adjustments to inventory	—	—	1,595,476
Provision for uncollectible accounts	35,847	—	—
Change in operating assets and liabilities:
Restricted cash	2,191,863	—	—
Trade accounts receivables	(5,874,049)	(7,317,494)	(5,945,146)
Miscellaneous receivable	558,794	(8,718)	(994,479)
Inventories	(3,399,858)	(2,541,838)	(7,386,778)
Prepaid and other current assets	529,817	(118,328)	(789,048)
Deposits	217,690	923,947	322,563
Derivative instruments	(18,889,962)	(4,260,000)	2,937,925
Accounts payable	(73,230)	824,585	1,152,663
Accounts payable-corn	793,190	1,709,592	1,556,398
Construction retainage payable	(249,772)	—	—
Accrued expenses	282,342	(330,915)	1,229,356
Net cash provided by (used in) operating activities	21,649,488	19,940,794	(2,245,876)

Cash Flows from Investing Activities
Capital expenditures	(770,137)	(284,978)	(912,507)
Payments for construction in process	—	(3,480,322)	(13,019,182)
Net cash used for investing activities	(770,137)	(3,765,300)	(13,931,689)

Cash Flows from Financing Activities
Dividends paid	—	(876,360)	—
Payments for financing costs	—	—	(24,744)
Payments for capital lease obligations	(6,113)	$(7,770)	(7,245)
Proceeds from long-term debt	29,800,000	—	24,806,928
Payments on long-term debt	(43,188,986)	(19,238,669)	(1,794,784)
Net cash provided by (used for) financing activities	(13,395,099)	(20,122,799)	22,980,155

Net Increase (Decrease) in Cash	7,484,252	(3,947,305)	6,803,590

Cash – Beginning of Period	3,317,820	7,265,125	461,535

Cash – End of Period	$10,802,072	$3,317,820	$7,265,125

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2011	September 30, 2010	September 30, 2009
Supplemental Cash Flow Information
Interest paid	$4,559,126	$5,067,484	$2,874,893

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in construction retainage and accounts payable	$101,928	$—	$351,700
Gain (loss) on derivative instruments included in other comprehensive loss	$1,167,948	$(519,168)	$(2,378,351)
Amortization of financing costs capitalized	$—	$—	$17,243
Capital expenditures included in accrued expenses and accounts receivable	$66,264	$62,497	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

			Accumulated
		Retained	Other
	Member	Earnings	Comprehensive
	Contributions	(Deficit)	Loss
Balance - September 30, 2008	$70,912,213	$765,518	$(1,753,198)

Net loss for year ended September 30, 2009	—	(951,185)	—

Other comprehensive income
Unrealized loss on derivative contracts, net	—	—	(2,378,351)

Balance - September 30, 2009	70,912,213	(185,667)	(4,131,549)

Net income for year ended September 30, 2010	—	20,450,579	—

Members Distributions		(876,360)

Other comprehensive income
Unrealized loss on derivative contracts, net	—	—	(519,168)

Balance - September 30, 2010	70,912,213	19,388,552	(4,650,717)

Net income for year ended September 30, 2011	—	25,509,137	—

Other comprehensive income
Unrealized gain on derivative contracts, net	—	—	1,167,948

Balance - September 30, 2011	$70,912,213	$44,897,689	$(3,482,769)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company's plant has a nameplate capacity of 100 million gallons.

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

Cash

The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2011 and 2010, the Company had an allowance for doubtful accounts of $23,500 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost for substantially all inventory is determined using the first in first out method (FIFO). Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Depreciation is computed using the straight-line method over the following useful lives:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

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

Financing Costs

Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when Company draws on the loans. Amortization for the years ended September 30, 2011, 2010 and 2009 was approximately $162,000$195,000 and $226,000, respectively.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $3,388,000 , $2,500,000 and $1,950,000 for the years ended September 30, 2011, 2010 and 2009, respectively. Freight was approximately $9,929,000, $10,280,000 and $12,170,000 for the years ended September 30, 2011, 2010 and 2009, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheet at fair value.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the statement of operations, depending on the item being hedged.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

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

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring and nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2011 and 2010 due to the short maturity nature of these instruments. The fair value of derivative instruments and debt is disclosed in Note 7.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2011 or 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2011 or 2010.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members' units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2011 or 2010. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2009, the Company is no longer subject to U.S. Federal income tax examinations.

Reclassifications

The presentation of certain items in the balance sheet for 2010 (restricted cash and derivative instruments) has been changed to conform to the classifications used in 2011. These reclassifications had no effect on net income or retained earnings as previously reported.

Recently Issued, But Not Yet Effective, Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 Presentation of Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of  comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous  statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

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

2. CONCENTRATIONS

One major customer accounted for approximately 92% and 93% of the outstanding accounts receivable balance at September 30, 2011 and September 30, 2010, respectively. This same customer also accounted for approximately 82% and 85% of revenue for the year ended September 30, 2011 and 2010, respectively.

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2011 and 2010 are as follows:

	2011	2010
Financial statement basis of assets	$175,876,750	$165,530,979
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(65,044,844)	(47,327,329)
Book to tax derivative instruments	(4,648,301)	(1,970,877)
Capitalized Inventory	250,000	162,062
Income tax basis of assets	$108,410,215	$118,371,445

Financial statement basis of liabilities	$63,549,617	$79,880,931
Interest rate swap	(3,482,770)	(4,650,717)
Income tax basis of liabilities	$60,066,847	$75,230,214

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

4. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

In March of 2010, the Company made a distribution of $60.00 per unit for a total of $876,360.

5.  INVENTORIES

Inventories consist of the following as of September 30, 2011 and September 30, 2010:

	September 30, 2011	September 30, 2010
Raw materials	$6,061,116	$2,481,521
Work in progress	2,409,106	1,646,842
Finished goods	2,065,407	3,214,725
Spare parts	1,197,369	990,052
Total	$11,732,998	$8,333,140

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2011, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through February 2013 for a total commitment of approximately $28,949,000. Approximately $3,753,000 of the forward corn purchases were with a related party. At September 30, 2010, the Company had forward corn purchase contracts for various delivery periods through July 2012 of approximately $34,084,000 with approximately $7,027,000 due to a related party. At September 30, 2011, the Company had forward natural gas purchase contracts with various delivery periods through October 2011 for a total commitment of approximately $425,000. At September 30, 2010, the Company had forward natural gas contracts with various delivery periods through December 2010 of approximately $2,027,000. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at September 30, 2011 or September 30, 2010. At September 30, 2011, the Company had forward ethanol sales contracts for 787,000 gallons at various fixed prices for delivery through October 2011 and at September 30, 2010 had forward ethanol sales for 6,468,000 gallons at various fixed prices for delivery through December 2010. In addition, at September 30, 2011, the Company had forward dried distiller grains sales contracts of approximately 48,000 tons at various fixed prices for delivery periods through December 2011. At September 30, 2010, the Company had forward dried distiller grains sales contracts of approximately 26,000 tons at various fixed prices for delivery periods through January 2011.

6. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol and natural gas derivative instruments and interest rate swap agreements, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas, in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol, corn and natural gas derivative changes in fair market value are included in revenue and costs of goods sold, respectively.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle for various delivery periods through March 2013 and March 2012, respectively, as of September 30, 2011.

The following table indicates the bushels of corn under derivative contract as of September 30, 2011 and September 30, 2010:

	2011	2010
Short	5,910,000	5,425,000
Long	5,235,000	—

The following table indicates the gallons of ethanol under derivative contract as of September 30, 2011 and September 30, 2010:

	2011	2010
Short	29,431,000	3,570,000
Long	840,000	—

The following table indicates the BTUs of natural gas under derivative contract as of September 30, 2011 and September 30, 2010:

	2011	2010
Short	—	—
Long	2,100,000	—

Interest Rate Contract

The Company manages its floating rate debt using an interest rate swap. The Company entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed interest rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At September 30, 2011, the Company had approximately $34,921,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The interest rate swaps held by the Company as of September 30, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2011:

Instrument	Balance Sheet Location	Assets	Liabilities
Interest rate swap	Derivative Instruments - Current	—	1,521,531
Interest rate swap	Derivative Instruments - Long Term	—	1,961,239
Ethanol derivative contracts	Commodity Derivative Instruments - Current	2,418,029	—
Corn derivative contracts	Commodity Derivative Instruments - Current	2,318,663	—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	—	88,390

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

As of September 30, 2011 the Company had $2,358,802 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by two brokers. Subsequent to the quarter ended September 30, 2011, the Company had a margin call and paid approximately an additional $805,000 to these brokers in order to maintain their minimum maintenance requirements.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2010:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,520,315
Interest rate swap	Derivative Instruments - Long Term	—	3,130,402
Ethanol derivative contracts	Commodity Derivative Instruments - Current	29,400	—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	2,609,188
Natural gas derivative contracts	Commodity Derivative Instruments - Current	—	—

As of September 30, 2010 the Company had $4,550,665 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal year ended ended September 30, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for the year ended September 30, 2011	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for the year ended September 30, 2011	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) year ended September 30, 2011
Interest rate swap	$(623,343)	Interest expense	$(1,791,291)	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal year ended ended September 30, 2010:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized In OCI on Derivative - for the year ended September 30, 2010	Location of (Loss) Reclassified From Accumulated OCI into Income	Amount of (Loss) Reclassified From Accumulated OCI into Income on Derivative - for the year ended September 30, 2010	Location of (Loss) Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) year ended September 30, 2010
Interest rate swap	$(2,440,450)	Interest expense	$(1,921,282)	Interest expense	$—

The following table provides details regarding the (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(5,008,132)
Ethanol Derivative Contracts	Revenue	(6,536,843)
Natural Gas Derivative Contracts	Cost of Goods Sold	(116,899)
Totals		$(11,661,874)

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

The following table provides details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2010:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(2,424,135)
Ethanol Derivative Contracts	Revenue	33,217
Totals		$(2,390,918)

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010:

2011
Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(3,482,770)	$(3,482,770)	$—	$(3,482,770)	$—
Corn Derivative Contracts	2,318,663	2,318,663	2,318,663	—	—
Ethanol Derivative Contracts	2,418,029	2,418,029	2,418,029	—	—
Natural Gas Derivative Contracts	(88,390)	(88,390)	(88,390)

2010
Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	(4,650,717)	(4,650,717)	—	(4,650,717)	—
Corn Derivative Contracts	(2,609,188)	(2,609,188)	(2,609,188)	—	—
Ethanol Derivative Contracts	29,400	29,400	29,400	—	—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the company's long-term debt, including the short-term portion, at September 30, 2011 and 2010 approximated the carrying value of approximately $52.2 and $65.6 million, respectively. Fair value was estimated using estimated market interest rates at September 301, 2011 and 2010. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

years with a ten-year amortization.

Line of Credit

In February 2011, the Company amended the $10,000,000 short-term line of credit through February 2012 and adjusted the interest rate to be the greater of the 3-month LIBOR rate plus 400 basis points or 4.5%. Prior to this amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 300 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. This short-term line of credit is also subject to certain borrowing base limitations. In May 2011, the short-term line of credit was increased to $15,000,000. There were no borrowings outstanding on the line of credit at September 30, 2011 and no outstanding borrowings at September 30, 2010.

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

The fair value of the interest rate swap at September 30, 2011 was approximately $3,483,000 and was $4,651,000 at September 30, 2010 and is included in current and long term liabilities on the balance sheet (Note 6). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was approximately $34,921,000 and $37,996,000 at September 30, 2011 and September 30, 2010, respectively, and is included in current liabilities and long-term debt.

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

Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At September 30, 2011, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At September 30, 2011, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At September 30, 2011 and September 30, 2010 the balance on the variable rate note was approximately $14,469,000 and $24,420,000, respectively. This note is subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.  For the year ended September 30, 2010, the calculated prepayment of excess cash flow under the terms of the loan was approximately $4,000,000.  The Company paid installments of $3,000,000 in August 2011 and $1,000,000 in September 2011.  All prepayments were applied to the variable rate note. Subsequent to year end, the Company paid off the variable rate note in full.  There were no outstanding borrowings on the long term revolving note at September 30, 2011 or September 30, 2010. The maximum availability on the long term revolver at September 30, 2011 was $7,750,000.

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction Note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal will be due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At September 30,

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

2011 and September 30, 2010 the balance on the corn oil extraction note was $2,790,000 and $3,150,000, respectively.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Long-term debt, as discussed above, consists of the following at September 30, 2011:

Fixed rate loan	$34,920,938
Variable rate loan	14,468,716
Corn oil extraction note	2,790,000
Capital lease obligation (Note 9)	8,668
Totals	52,188,322
Less amounts due within one year	9,228,305
Net long-term debt	$42,960,017

The estimated maturities of long-term debt at September 30, 2011 are as follows:

October 1, 2011 to September 30, 2012	$9,228,305
October 1, 2012 to September 30, 2013	9,834,936
October 1, 2013 to September 30, 2014	33,125,081
October 1, 2014 to September 30, 2015	—
Total long-term debt	$52,188,322

9. LEASES

In July 2008, the Company entered into a five-year lease agreement with an unrelated party for 180 covered hopper cars. The Company is paying approximately $480 per car per month beginning in November 2008 through October 2013. In addition, a surcharge of $0.03 per mile will be assessed for each mile in excess of 36,000 miles per year a car travels.

The Company leases equipment from an unrelated party under a capital lease at an implicit rate of 5.49%. Lease payments began in November 2008 and are payable in monthly installments of $744 through October 2012. As of September 30, 2011 and 2010, costs of leased capital assets were recorded in machinery and equipment for $31,889.

The Company leases equipment under non-cancelable long-term operating leases. These leases have initial terms ranging from 4 to 6 years, with minimum monthly payments of $4,000 at September 30, 2011 and 2010.

At September 30, 2011, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

	Capital	Operating	Total
October 1, 2011 to September 30, 2012	$7,928	$1,084,800	$1,092,728
October 1, 2012 to September 30, 2013	741	1,068,500	1,069,241
October 1, 2013 to September 30, 2014	—	90,094	90,094
Thereafter	—	—	—
Total minimum lease commitments	8,669	2,243,394	2,252,063
Less interest	(260)	—	(260)
Present value of minimum lease payments	$8,409	$2,243,394	$2,251,803

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

10. COMMITMENTS AND CONTINGENCIES

Corn Procurement

In July 2008, the Company entered into an agreement with an unrelated party to procure 100% of the corn to be used as feedstock at the Company's ethanol production facility. The Company pays a monthly agency fee equal to an amount per bushel of corn delivered subject to an annual minimum amount. These fees totals $400,000 , $500,000 and $500,000 , for the years ended September 30, 2011, 2010 and 2009. The initial term of the agreement is for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. In October 2008, the ethanol plant began taking delivery of corn for operations.

Marketing Agreement

The Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distiller's dried grain solubles and wet distiller grains. The agreement may be terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. Subsequent to year end, the Company amended this agreement to extend the initial term of the agreement to eleven years in exchange for capping the commissions at $1,750,000 per year.

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

The Company has a commitment to buy electricity from a utility. The Company had a letter of credit of $450,000 securing the commitment at September 30, 2010. The letter of credit was closed and is not required per the agreement as of September 30, 2011.

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. At September 30, 2011, there is approximately $50,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.

Tax abatement

In October 2006, the real estate that the plant was developed on was determined to be an economic revitalization area, which qualified the Company for tax abatement. The abatement period is for a 10 year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2011. The program allows for 100% abatement of property taxes beginning in year 1, and then decreases on a ratable scale so that in year 11 the full amount of property taxes are due and payable. The Company must apply annually and meet specified criteria to qualify for the abatement program.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 6.25 tons of liquid carbon dioxide per hour and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. The initial term of the agreement is for a period of ten years commencing on the start-up date of the plant, but no later than June 1, 2010 and will automatically renew for two additional five year terms thereafter unless otherwise terminated pursuant to the agreement. The carbon dioxide liquefaction plant began operations in June 2010. Subsequent to year end, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98,700 tons each year or approximately $493,500 annually. The amendment takes effect the first day of the first month following completion of the expansion of the plant.

Legal Proceedings and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.

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

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee. In order to receive a contribution, the employee must have worked 1,000 hours in the plan year and be employed as of the last day of the calendar year. The Company contributed approximately $34,000 and $30,000 to the defined contribution plan during the years ended September 30, 2011 and 2010, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the fiscal year ended September 30, 2011:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

	2011	2010
Balance at beginning of year	$4,650,717	$4,131,549
Unrealized loss on derivative instruments	623,343	2,440,450
Amount reclassified into income	(1,791,291)	(1,921,282)
Balance at end of year	$3,482,769	$4,650,717

The statement of comprehensive income for the fiscal year ended ended September 30, 2011 and 2010 were as follows:

	2011	2010
Net income	$25,509,137	$20,450,579
Interest rate swap fair value change, net	1,167,948	(519,168)
Comprehensive income	$26,677,085	$19,931,411

13. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 82% of total revenues and corn costs average 85% of total cost of goods sold.

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

NOTE 14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2011
Revenues	$73,394,639	$81,258,148	$92,284,735	$90,082,408
Gross profit	1,434,050	9,853,448	15,669,998	7,371,959
Operating income	365,177	8,826,508	14,536,024	6,350,994
Net income (loss)	(789,985)	7,652,667	13,452,114	5,194,341
Basic and diluted earnings (loss) per unit	$(54.09)	$523.94	$921.00	$355.63

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2011 and 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2010
Revenues	$63,549,871	$54,805,570	$47,654,811	$58,797,086
Gross profit	12,951,536	8,610,842	3,462,355	3,901,843
Operating income	12,047,683	7,652,759	2,499,980	2,990,624
Net income	10,786,825	6,456,611	1,330,075	1,877,068
Basic and diluted earnings per unit	$738.52	$442.05	$91.06	$128.51

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2009
Revenues	$26,272,445	$47,664,537	$45,338,895	$50,712,760
Gross profit (loss)	(2,405,958)	(644,990)	3,977,120	6,137,267
Operating income (loss)	(3,002,334)	(1,660,596)	2,888,022	5,112,293
Net income (loss)	(3,690,810)	(2,435,132)	1,445,144	3,729,613
Basic and diluted earnings (loss) per unit	$(252.69)	$(166.72)	$98.94	$255.35

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company's inception and is the Company's independent auditor at the present time. The Company has had no disagreements with its auditors.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2011 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2012 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2011 fiscal year. This proxy statement is referred to in this report as the 2012 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 37 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

 (3)    Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.1A	Name Change Amendment		Exhibit 3.1A to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.1	Energy Management Agreement dated January 23, 2006 between Cardinal Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.2	Distiller's Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.3	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.4	Construction Loan Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.22 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.5	Construction Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.23 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.6	Revolving Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.24 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.7	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.8	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.26 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.9	Security Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.27 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.10	Master Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.28 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.11	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant's Form 10-QSB filed with the Commission on February 14, 2007.
10.12	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.		Exhibit 10.32 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.

10.13	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	Exhibit 10.33 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.14	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	Exhibit 10.34 to the registrant's Form 10-QSB filed with the Commission on August 3, 2007.
10.15	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on December 17, 2007.
10.16	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.17	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.18	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.19	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008.
10.20	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.21	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.22	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.23	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.24	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 7, 2009.
10.25	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on December 28, 2009.
10.26	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.27	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.28	Construction Agreement between LAH Development, LLC and Cardinal Ethanol, LLC dated May 11, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.29	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2010.
10.30	Employee Bonus Memo dated October 14, 2010.	Exhibit 10.30 to the registrant's Form 10-K filed with the Commission on December 23, 2010.

10.31	Employee Bonus Plan for 2010/2011.		Exhibit 10.31 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.32	Ninth Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 10, 2011.
10.33	Sixth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 10, 2011.
10.34	Employee Bonus Plan for 2011/2012.	X
10.35	Amendment No. 2 to Ethanol Purchase and Sale Agreement between Cardinal Ethanol, LLC and Murex N.A., LTD. dated November 22, 2011.	X
10.36	First Amendment to Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated November 22, 2011.	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2011 and September 30, 2010, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2011, 2010 and 2009, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2011, 2010, and 2009, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	December 13, 2011	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 13, 2011	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 13, 2011	/s/ Robert Davis
Robert Davis
Chairman and Director

Date:	December 13, 2011	/s/ Dale Schwieterman
Dale Schwieterman
Treasurer and Director

Date:	December 13, 2011	/s/ Tom Chalfant
Tom Chalfant
Secretary and Director

Date:	December 13, 2011	/s/ Troy Prescott
Troy Prescott
Vice Chairman and Director

Date:	December 13, 2011	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	December 13, 2011	/s/ Thomas C. Chronister
Thomas C. Chronister, Director

Date:	December 13, 2011	/s/ David Matthew Dersch
David Matthew Dersch, Director

Date:	December 13, 2011
Everett Leon Hart, Director

Date:	December 13, 2011	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	December 13, 2011	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	December 13, 2011	/s/ William Garth
William Garth, Director

Date:	December 13, 2011	/s/ Robert Baker
Robert Baker, Director

Date:	December 13, 2011
L. Marshall Roch, Director