Form 10-Q
period 2011-12-31
Cardinal Ethanol LLC
filed 2012-02-09
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2011

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

As of February 9, 2012, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	December 31, 2011	September 30, 2011
	(Unaudited)
Current Assets
Cash	$20,075,260	$10,802,072
Restricted cash	2,503,984	2,358,802
Trade accounts receivable, net of an allowance of $23,500 and $23,500, respectively	12,736,837	19,100,842
Miscellaneous receivables	147,887	471,403
Inventories	16,588,274	11,732,998
Deposits	—	192,250
Prepaid and other current assets	778,469	435,282
Commodity derivative instruments	1,730,858	4,736,691
Total current assets	54,561,569	49,830,340

Property, Plant and Equipment
Land and land improvements	21,105,097	21,105,097
Plant and equipment	121,312,305	121,310,752
Building	6,991,721	6,991,721
Office equipment	356,516	356,516
Vehicles	31,928	31,928
Construction in process	134,395	—
	149,931,962	149,796,014
Less accumulated depreciation	(26,739,088)	(24,626,303)
Net property and equipment	123,192,874	125,169,711

Other Assets
Deposits	80,000	80,000
Investment	453,676	453,676
Financing costs, net of amortization	263,308	343,023
Total other assets	796,984	876,699

Total Assets	$178,551,427	$175,876,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2011	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$2,193,424	$2,081,140
Accounts payable- corn	14,088,459	4,059,970
Construction retainage payable	101,928	101,928
Accrued expenses	1,056,981	1,547,097
Commodity derivative instruments	1,585,850	88,390
Derivative instruments - interest rate swap	1,425,741	1,521,531
Current maturities of long-term debt and capital lease obligations	3,779,812	9,228,305
Total current liabilities	24,232,195	18,628,361

Long-Term Debt and Capital Lease Obligations	33,035,763	42,960,017

Derivative Instruments - interest rate swap	1,545,443	1,961,239

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(2,971,184)	(3,482,769)
Retained earnings	51,796,997	44,897,689
Total members' equity	119,738,026	112,327,133

Total Liabilities and Members’ Equity	$178,551,427	$175,876,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$87,476,615	$73,394,639

Cost of Goods Sold	78,642,521	71,960,589

Gross Profit	8,834,094	1,434,050

Operating Expenses	1,156,536	1,068,873

Operating Income	7,677,558	365,177

Other Income (Expense)
Interest income	706	706
Interest expense	(805,607)	(1,160,226)
Miscellaneous income	26,651	4,358
Total	(778,250)	(1,155,162)

Net Income (Loss)	$6,899,308	$(789,985)

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$472.36	$(54.09)

Comprehensive Income (Loss):
Net Income	$6,899,308	$(789,985)
Interest rate swap fair value change and reclassification, net	511,585	741,456
Comprehensive Income (Loss)	$7,410,893	$(48,529)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$6,899,308	$(789,985)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	2,192,499	2,109,904
Change in fair value of commodity derivative instruments	2,198,101	10,177,736
Change in operating assets and liabilities:
Restricted cash	(145,182)	(3,599,296)
Trade accounts receivables	6,364,005	(4,915,147)
Miscellaneous receivable	323,516	757,046
Inventories	(4,855,276)	(6,316,254)
Prepaid and other current assets	(343,187)	(129,922)
Deposits	192,250	52,403
Derivative instruments	2,305,192	(7,476,034)
Accounts payable	112,284	491,892
Accounts payable-corn	10,028,489	12,178,350
Accrued expenses	(490,116)	(44,632)
Net cash provided by operating activities	24,781,883	2,496,061

Cash Flows from Investing Activities
Capital expenditures	(1,553)	(177,028)
Payments for construction in process	(134,395)	51,146
Net cash used for investing activities	(135,948)	(125,882)

Cash Flows from Financing Activities
Payments for capital lease obligations	(2,010)	(2,010)
Payments on long-term debt	(15,370,737)	(2,071,357)
Net cash used for financing activities	(15,372,747)	(2,073,367)

Net Increase in Cash	9,273,188	296,812

Cash – Beginning of Period	10,802,072	3,317,820

Cash – End of Period	$20,075,260	$3,614,632

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Interest paid	$1,010,559	$1,189,462

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$101,928	$351,700
Gain on derivative instruments included in other comprehensive loss	$77,488	$741,456

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2011, contained in the Company's annual report on Form 10-K.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, allowance for doubtful accounts, the valuation of basis and delay price contracts on corn purchases, derivatives, inventory, patronage dividends, long-lived assets and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Restricted Cash:

As a part of its commodities hedging activities, the company is required to maintain cash balances with our commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may increase these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, we record the cash maintained with the traders in the margin accounts as restricted cash. Since the futures contract are scheduled to expire within twelve months , we consider this restricted cash to be a current asset.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at cost and adjusted for non cash patronage equities received.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $812,000 for the three months ended December 31, 2011. Commissions for the same period in 2010 were approximately $820,000. Freight was approximately $2,686,000 for the three months ended December 31, 2011. Freight for the same period in 2010 was approximately $2,529,000. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Interest income is recognized as earned. Patronage dividends are recognized when received.

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

Recently Issued, But Not Yet Effective, Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.

This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures. Adoption of this standard is expected to change the presentation of comprehensive income in the Company's financial statements.

2. CONCENTRATIONS

One major customer accounted for approximately 83% and 92% of the outstanding accounts receivable balance at December 31, 2011 and September 30, 2011, respectively. This same customer accounted for approximately 79% and 84% of revenue for the three months ended December 31, 2011 and 2010, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

3.  INVENTORIES

Inventories consist of the following as of December 31, 2011 and September 30, 2011:

	December 31, 2011 (Unaudited)	September 30, 2011
Raw materials	$8,034,572	$6,061,116
Work in progress	2,124,550	2,409,106
Finished goods	5,114,460	2,065,407
Spare parts	1,314,692	1,197,369
Total	$16,588,274	$11,732,998

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2011, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through February 2014 for a total commitment of approximately $29,237,000. Approximately $2,774,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2011. At December 31, 2011, the Company has forward ethanol sales contracts for 426,000 gallons at various fixed prices for delivery through January 2012. In addition, the Company has forward dried distiller grains sales contracts of approximately 17,000 tons at various fixed prices for various delivery periods.

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

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle for various delivery periods through December 2013, January 2012 and March 2012, respectively, as of December 31, 2011.

The following table indicates the bushels of corn under derivative contract as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Short	7,765,000	5,910,000
Long	1,550,000	5,235,000

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

The following table indicates the gallons of ethanol under derivative contract as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Short	5,033,000	29,431,000
Long	840,000	840,000

The following table indicates the BTUs of natural gas under derivative contract as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Short	—	—
Long	—	2,100,000

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

At December 31, 2011, the Company had approximately $34,109,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The interest rate swaps held by the Company as of December 31, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2011:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,425,741
Interest rate swap	Derivative Instruments - Long Term	—	1,545,443
Ethanol derivative contracts	Commodity Derivative Instruments - Current	1,730,858	—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	1,585,850
Natural gas derivative contracts	Commodity Derivative Instruments - Current	—	—

As of December 31, 2011 the Company had $2,503,984 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by two brokers. Subsequent to the quarter ended December 31, 2011, the Company had a margin call and paid approximately $318,000 to one broker in order to maintain their minimum maintenance requirements.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2011:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,521,531
Interest rate swap	Derivative Instruments - Long Term	—	1,961,239
Ethanol derivative contracts	Commodity Derivative Instruments - Current	2,418,028	—
Corn derivative contracts	Commodity Derivative Instruments - Current	2,318,663	—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	—	88,390

As of September 30, 2011 the Company had $2,358,802 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative - for Three months ended December 31, 2011	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Loss Reclassified From Accumulated OCI into Income on Derivative - for Three months ended December 31, 2011	Location of Loss Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended December 31, 2011
Interest rate swap	$77,488	Interest expense	$434,097	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2010:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative - for Three months ended December 31, 2010	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Loss Reclassified From Accumulated OCI into Income on Derivative - for Three months ended December 31, 2010	Location of Loss Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended December 31, 2010
Interest rate swap	$296,841	Interest expense	$444,615	Interest expense	$—

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,415,810)
Ethanol Derivative Contracts	Revenues	(675,562)
Natural Gas Derivative Contracts	Cost of Goods Sold	(106,729)
Totals		$(2,198,101)

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2010:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(7,133,503)
Ethanol Derivative Contracts	Revenues	(3,044,233)
Natural Gas Derivative Contracts	Cost of Goods Sold	—
Totals		$(10,177,736)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis as of December 31, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,971,184)	$(2,971,184)	$—	$(2,971,184)	$—
Corn Derivative Contracts	(1,585,850)	(1,585,850)	(1,585,850)	—	—
Ethanol Derivative Contracts	1,730,858	1,730,858	1,730,858	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest rate swap liability	$(3,482,770)	$(3,482,770)	$—	$(3,482,770)	$—
Corn Derivative Contracts	2,318,663	2,318,663	2,318,663	—	—
Ethanol Derivative Contracts	2,418,028	2,418,028	2,418,028	—	—
Natural Gas Derivative Contracts	(88,390)	(88,390)	(88,390)

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

Line of Credit

In February 2011, the Company amended the $10,000,000 short-term line of credit through February 2012 and adjusted the interest rate to be the greater of the 3-month LIBOR rate plus 400 basis points or 4.5%. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. This short-term line of credit is also subject to certain borrowing base limitations. In May 2011, the short-term line of credit was increased to $15,000,000. There were no borrowings outstanding on the line of credit at December 31, 2011 and no outstanding borrowings at September 30, 2011.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

Management has been discussing extending the short-term line of credit through February 2013 with its primary lender. These discussions have resulted in a negotiated proposal that renews the line of credit at the $15,000,000 level with an interest rate based on 30-day LIBOR plus 350 basis points with no minimum rate. The proposed amendments are subject to execution of definitive documents which is expected to occur in February 2012.

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

The fair value of the interest rate swap at December 31, 2011 was $2,971,184 and was $3,482,770 at September 30, 2011 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was $34,109,030 and $34,920,938 at December 31, 2011 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

The Company is required to make quarterly payments of approximately $1,546,000, which were initially to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note, and finally to principal on the variable rate note which commenced July 2009 and continuing through April 2014. Since the variable rate note is paid in full, the payment shall now be applied first to accrued interest on the long term revolving note and then to the principal outstanding on the long term revolving note until the balance is paid in full.

The maximum availability on the long term revolving note shall reduce by $250,000 each quarter. The Company is required to pay each quarter the amount necessary to reduce the outstanding principal balance of the long term revolving note so that it is within the maximum availability applicable on each reduction date.

Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. At December 31, 2011, the interest rate was 5%. Interest on the long term revolving note accrues at the greater of the 1-month LIBOR rate plus 300 basis points or 5%. At December 31, 2011, the interest rate was 5%. The spread over the 3-month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At December 31, 2011 and September 30, 2011 the balance on the variable rate note was $0 and $14,464,452, respectively. There were no outstanding borrowings on the long term revolving note at December 31, 2011 or September 30, 2011. The maximum availability on the long term revolver at December 31, 2011 was $7,500,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.  For the year ended September 30, 2011, the calculated prepayment of excess cash flow under the terms of the loan was approximately $4,000,000.  The Company paid installments of $3,000,000 in August 2011 and $1,000,000 in September 2011.  All prepayments were applied to the variable rate note. In October 2011, the Company paid off the variable rate note in full. As part of the discussion about amending the short-term line of credit, management and the primary lender negotiated a proposal to reduce the rate on the long term revolver to 90-day LIBOR plus 350 basis points, with no minimum rate. This is subject to execution of definitive documents which is expected to occur in February 2012.

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. In April 2009, the Corn Oil Extraction Note was converted into a term note with interest at the greater of the 3-month LIBOR rate plus 300 basis points, or 5%, provided no event of default exists. Principal was due in quarterly installments of $90,000, plus accrued interest, commencing in July 2009 through April 2014. The interest shall adjust based on the Company meeting certain financial targets, measured quarterly. At December 31, 2011 and September 30, 2011 the balance on the corn oil extraction note was $2,700,000 and $2,790,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

In January 2012, we paid the corn oil extraction note in full. Prior to that, we and the primary lender had negotiated a proposal to lower the interest rate o 90-day LIBOR plus 350 basis points, with no minimum rate.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Long-term debt, as discussed above, consists of the following at December 31, 2011:

Fixed rate loan	$34,109,030
Variable rate loan	—
Corn oil extraction note	2,700,000
Capital lease obligation (Note 7)	6,545
Totals	36,815,575
Less amounts due within one year	3,779,812
Net long-term debt	$33,035,763

The estimated maturities of long-term debt at December 31, 2011 are as follows:

January 1, 2012 to December 31, 2012	$3,779,812
January 1, 2013 to December 31, 2013	4,070,431
January 1, 2014 to December 31, 2014	28,965,332
Total long-term debt	$36,815,575

7. LEASES

At December 31, 2011, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

	Capital	Operating	Total
January 1, 2012 to December 31, 2012	$6,696	$1,083,170	$1,089,866
January 1, 2013 to December 31, 2013	—	888,362	888,362
January 1, 2014 to December 31, 2014	—	662	662
Total minimum lease commitments	6,696	1,972,194	1,978,890
Less interest	(151)	—	(151)
Present value of minimum lease payments	$6,545	$1,972,194	$1,978,739

8. COMMITMENTS AND CONTINGENCIES

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 6.25 tons of liquid carbon dioxide per hour and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. The initial term of the agreement is for a period of ten years commencing on the start-up date of the plant, but no later than June 1, 2010 and will automatically renew for two additional five year terms thereafter unless otherwise terminated pursuant to the agreement. The carbon dioxide liquefaction plant began operations in June 2010. In November 2011, the Company amended this agreement to allow for an expansion of the carbon

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98.700 tons each year or approximately $493,500 annually. The amendment takes effect the first day of the first month following completion of the expansion of the plant.

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

9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended December 31, 2011:

Three months ended December 31, 2011
Liability balance at beginning of quarter	$(3,482,769)
Unrealized gain on derivative instruments	77,488
Amount reclassified into income	434,097
Liability balance at end of quarter	$(2,971,184)

The statement of comprehensive income for the three months ended December 31, 2011 and 2010 were as follows:

	2011	2010
Net income	$6,899,308	$(789,985)
Interest rate swap fair value change and reclassification, net	511,585	741,456
Comprehensive income	$7,410,893	$(48,529)

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2011

in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

11. SUBSEQUENT EVENTS

On January 17, 2012, the board of directors approved a distribution of $430 per unit for members of record as of that date to be paid in February 2012.

On January 17, 2012, the board of directors approved proposed amendments to loan agreements with our senior lender that were negotiated with the lender by its finance committee and management. These proposed amendments are subject to execution of definitive documents setting forth the terms of the amendments. We anticipate that definitive documents will be executed in February 2012.

Those proposed amendments are:

•	Renew the short term line of credit for another 364 days for $15,000,000 at an interest rate of 30-day LIBOR plus 350 basis points. The minimum interest rate would be eliminated.

•	Modify the interest rate on the long term revolving note to 90-day LIBOR plus 350 basis points with no minimum interest rate.

•	Change the fixed charge coverage ratio covenant so that the require ratio is reduce from 1.25:1.0 to 1.15:1.0.

•	Eliminate the tangible net worth covenant.

•	Increase the required amount of working capital from $10,000,000 to $15,000,000 under the working capital covenant.

•	Modify the capital expenditures covenant so that the company is allowed $4,000,000 per year instead of $1,000,000.

On January 18, 2012, we paid the balance on the corn extraction note in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements even though our situation may change in the future.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements.

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We are currently operating at approximately 112 million gallons and expect to continue at this level for the near future.

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, N.A., Ltd. ("Murex") markets all of our ethanol. Our distillers grains are marketed by CHS, Inc ("CHS").

We entered into an Ethanol Purchase and Sale Agreement with Murex for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement was five years commencing on the date of first delivery of ethanol with automatic renewal for one year terms thereafter unless otherwise terminated by either party. Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex's commission. During fiscal year 2009, we extended the initial term of the Murex Agreement for an additional three years. On November 22, 2011, we entered into an amendment to the Murex Agreement wherein Murex agreed to a maximum commission of $1,750,000 for any one-year period beginning on November 18th and ending on November 17th and to a pro rata calculation of the maximum commission for November 1, 2011 through November 17, 2011. In addition, we agreed to extend the initial term to an eleven year period.

We entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with EPCO under which EPCO leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We supply to EPCO, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 6.25 tons of liquid carbon dioxide per hour. EPCO pays Cardinal a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO. The contract rate varied based on volume thresholds. On November 22, 2011, we entered into a First Amendment to Carbon Dioxide Purchase and Sale Agreement. The Amendment contemplates the possible expansion of the capacity of the EPCO plant by 250 tons/day. In the event of the expansion, EPCO agrees to increase the take or pay obligation owed to Cardinal to 98,700 tons per contract year. In addition, the daily credit to which EPCO is entitled for certain downtime has been adjusted. Cardinal also agrees to supply to EPCO the additional CO2 Gas that will be required as part of the proposed expansion for $5.00 per ton for all tons supplied.

There have been some recent developments in legislation that impact the ethanol industry. One such development concerns the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

We have conducted a bottlenecking analysis of our facility and operations in order to find ways to improve production efficiency. We expect to make certain capital improvements totaling approximately $1,100,000 as a result of this analysis. We expect that these improvements will be funded by cash flow from operations and be completed by the end of our third fiscal quarter. However, these expenditures will be subject to approval by our lender unless our limit on capital expenditures is increased in accordance with the proposal described in the table in Liquidity and Capital Resources- Proposal to Amend our Credit Facility. If the proposal to increase our limit on capital expenditures is not finalized, we may have to curtail or delay some of these projects.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2011 and 2010:

	2011		2010
Statement of Operations Data	Amount	%	Amount	%
Revenue	$87,476,615	100.00	$73,394,639	100.00
Cost of Goods Sold	78,642,521	89.90	71,960,589	98.05
Gross Profit	8,834,094	10.10	1,434,050	1.95
Operating Expenses	1,156,536	1.32	1,068,873	1.46
Operating Income	7,677,558	8.78	365,177	0.50
Other Expense, net	(778,250)	(0.89)	(1,155,162)	(1.57)
Net Income (Loss)	$6,899,308	7.89	$(789,985)	(1.08)

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$69,445,904	79.39%	$61,343,535	83.58%
Dried Distillers Grains Sales	15,431,295	17.64	11,352,878	15.47
Wet Distillers Grains Sales	40,844	0.05	28,049	0.04
Corn Oil Sales	2,508,570	2.87	613,641	0.84
Other Revenue	50,002	0.06	56,536	0.08
Total Revenues	$87,476,615	100.00%	$73,394,639	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2011.

	Three Months ended December 31, 2011	Three Months ended December 31, 2010
Production:
Ethanol sold (gallons)	27,765,348	30,065,351
Distillers grains sold (tons)	79,068	84,609
Corn oil sold (pounds)	5,845,600	1,894,800

Revenues:
Ethanol average price per gallon	$2.58	$2.14
Distillers grains average price per ton	$195.68	$134.51
Corn oil average price per pound	$0.43	$0.32

Primary Inputs:
Corn ground (bushels)	10,354,473	10,357,982
Natural gas purchased (MMBTU)	823,121	794,027

Costs of Primary Inputs:
Corn average price per bushel ground	$6.24	$5.22
Natural gas average price per MMBTU	$4.08	$4.31

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.077	$0.068
Denaturant cost per gallon of ethanol sold	$0.055	$0.050
Electricity cost per gallon of ethanol sold	$0.029	$0.029
Direct Labor cost per gallon of ethanol sold	$0.020	$0.017

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the three month period ended December 31, 2011, we received approximately 79% of our revenue from the sale of fuel ethanol, approximately 18% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended December 31, 2010, we received approximately 84% of our revenue from the sale of fuel ethanol and approximately 15% of our revenue from the sale of distillers grains, and less than 1% of total sales from corn oil and carbon dioxide.

Ethanol

Our revenues from ethanol increased for our three month period ended December 31, 2011 as compared to our three month period ended December 31, 2010. Our increase in revenues for our three month period ended December 31, 2011 as compared to 2010 was the result of higher ethanol prices on average per gallon in the three month period ended December 31, 2011 as compared to the same period in 2010. We are currently operating at approximately 12% above our nameplate capacity.
During the three month period ended December 31, 2011, the market price of ethanol varied between $2.09 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.58 for the three month period ended December 31, 2011. During the three month period ended December 31, 2010, the market price of ethanol varied between $2.07 per gallon and $2.59 per gallon. Our average price per gallon of ethanol sold was $2.14 per gallon, for the three month period ending December 31, 2010. We experienced a decrease in the gallons of ethanol sold in the three month period ended December 31, 2011 as compared to the same period in 2010 due to timing of shipments of ethanol. We sold approximately 27,765,000 gallons of ethanol during the three month period ended December 31, 2011 compared to approximately 30,065,000, for the same three month period ending in 2010.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At December 31, 2011 we have forward ethanol sales contracts for various delivery periods through January 2012 for a total commitment of approximately $980,000. As of December 31, 2011 we also have open short (selling) positions for 5,033,000 gallons of ethanol and 840,000 open long (buying) position for gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward ethanol contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through January 2012. For the three month periods ended December 31, 2011 and 2010, we recorded net losses on our ethanol derivative contracts of $675,562 and $3,044,233, respectively. These losses were recorded with our revenues in the statement of operations.

Ethanol prices increased throughout October, peaking in mid-November before declining for the remainder of our fiscal quarter. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Due to an oversupply resulting from the anticipation of the end of VEETC and uncertainty related to the impact of its expiration, management expects that ethanol prices will remain flat or decrease throughout our second fiscal quarter. In addition, management believes that lower gasoline and export demand along with strong industry production could also negatively impact ethanol prices in our second fiscal quarter. The price of ethanol outpaced the rising commodity markets and margins were positive throughout the quarter. However, margins declined towards the end of the quarter and the subsequent period and are expected to remain tight into the fourth quarter of fiscal year 2012.

Distillers Grains

Our revenues from distillers grains increased significantly in the three month period ended December 31, 2011 as compared to the same period in 2010. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended December 31, 2011 as compared to the same period in 2010.

During the three month period ended December 31, 2011, the market price of distillers grains varied between $169 per ton of distillers grains and $212 per ton of distillers grains. Our average price per ton of distillers grains sold was $196 per ton for the three month period ended December 31, 2011 as compared to an average price of $135 for the three month period ended December 31, 2010. The amount of distillers grains sold in the three month period ended December 31, 2011 decreased as compared to the same period in 2010. We sold approximately 79,000 tons and 85,000 tons of distillers grains during the three month periods ended December 31, 2011 and 2010, respectively.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Given the recent increase in corn prices, we have experienced higher distillers grains prices. Typically distillers grain prices as a percentage of corn value are approximately 80% or better. Management believes that distillers grains prices will continue to follow corn; however we expect distillers grains prices to remain in the range of 75-81 as a percentage of corn value as some of the nations meat producers move away from corn based feed to wheat based feed and other alternative feed sources based on concerns regarding the availability of corn. In addition, management expects distillers grain prices to continue to be influenced by export demand and concerns related to vomitoxin.

Corn Oil

Our corn oil sales increased in the three month period ended December 31, 2011 as compared to the same period in 2010 as a result of increased production in the three month period ended December 31, 2011. Management continues to refine the operation of our corn oil extraction equipment. In March and April 2011, we began testing a chemical additive to assist in the extraction process and improve oil production. In our third fiscal quarter of 2011, we achieved in excess of one-half pound of corn oil per bushel of corn ground. This represents a significant increase in production over prior years. Recent production issues have resulted in a lowered yields. However, management expects yields to continue to average one-half pound of corn oil per bushel of corn ground once production issues are resolved.

The average price per pound of corn oil increased for the quarter ended December 31, 2011 as compared to the same quarter in 2010. However, we experienced a significant decline in corn oil prices to approximately $0.32 per pound by the end of the quarter. Management expects corn oil prices will remain relatively steady in the near term but could continue to decrease due to the elimination of the biodiesel tax credit or if there is an oversupply of biodiesel.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 90% for the three months ended December 31, 2011 as compared to 98% for the same period in 2010. This decrease in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of ethanol and corn oil that outpaced the increase in the price of corn for the three months ended December 31, 2011 as compared to the same period in 2010.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended December 31, 2011 our corn costs increased significantly as compared to the same period in 2010. This increase was primarily the result of an increase in the price of corn.

During the three month period ended December 31, 2011, we used approximately 10,354,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 10,358,000 bushels for the same period in 2010. During the three months ended December 31, 2011 we sold approximately 2,300,000 less gallons of ethanol and approximately 6,000 less tons of distillers grains. During the three month period ended December 31, 2011, the market price of corn varied between $5.99 per bushel and $6.99 per bushel. Our average price per bushel of corn ground was $6.24, including the effects of our risk management/hedging. During the three month period ended December 31, 2010, the market price of corn varied between $4.24 and $6.33 per bushel. Our average price per bushel of corn ground was $5.22, including the effects of our risk management/hedging. Corn prices declined during the three month period ended December 31, 2011, yet rebounded at the end of the quarter. Management expects that corn prices will remain high through our 2012 fiscal year as a result of an increase in demand for corn and uncertainty surrounding the number of acres of corn that will be harvested in the 2012 harvest season. In addition, management believes prices may be affected by concerns regarding dry weather experienced in South America. High corn prices have a negative effect on our operating margins.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At December 31, 2011, we have forward corn purchase contracts for various delivery periods through February 2014 for a total commitment of approximately $29,237,000. Approximately $2,774,000 of the forward corn purchases were with a related party. As of December 31, 2011 we also have open short (selling) positions for 7,765,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 1,550,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2013. For the three month period ended December 31, 2011 and 2010, we recorded net losses on our corn derivative contracts of $1,415,810 and $7,133,503, respectively. These losses were recorded against cost of goods sold in the statement of operations. We expect continued volatility in the price of corn, which could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were lower during our three month period ended December 31, 2011 as compared to the three month period ended December 31, 2010. This decrease in cost of natural gas for the three month period ended December 31, 2011 as compared to the same period in 2010 was primarily the result of a decrease in the average price per MMBTU of our natural gas.

During our three month period ended December 31, 2011, we purchased approximately 823,000 MMBTU's of natural gas as compared to 794,000 MMBTU's for the three month period ended December 31, 2010. Management attributes this increase in natural gas to the reduced efficiency of some of the plant's mechanical systems. Management is working to identify and correct the underlying causes. During the three month period ended December 31, 2011 the market price of natural gas varied between $3.29 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $4.08. During the three month period ended December 31, 2010 the market price of natural gas varied between $3.92 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $4.31.

Natural gas prices have declined since our last fiscal quarter. Management anticipates that natural gas prices will remain relatively low throughout our fiscal year unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production could also result in increased energy demand which could result in an increase in natural gas prices. This may be offset somewhat by the normal seasonal decline of natural gas demand during summer months.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended December 31, 2011 compared to approximately 1% in the same period of 2010. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $88,000 for the three month period ended December 31, 2011 as compared to the same period in 2010. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2011 was approximately 9% of our revenues compared to an operating income of 1% for the same period in 2010. The increase in our operating income for the three month period ended December 31, 2011 was primarily the result of the higher prices we received for our ethanol and distillers grains and their relationship to the cost of corn.

Other Expense

Our other expense for the three months ended December 31, 2011 was approximately 1.0% of our revenues compared to other expense of approximately 1.6% of revenues for the same period in 2010. Our other expense for the three month period ended December 31, 2011 and 2010 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2011

The following table highlights the changes in our financial condition:

	December 31, 2011	September 30, 2011
Current Assets	$54,561,569	$49,830,340
Current Liabilities	$24,232,195	$18,628,361
Member's Equity	$119,738,026	$112,327,133

We experienced an increase in our current assets at December 31, 2011 compared to our fiscal year ended September 30, 2011. We experienced an increase of approximately $4,855,000 in the value of our inventory at December 31, 2011 compared to September 30, 2011. Inventories increased from prior year end due to the increased price per bushel of corn and price per gallon of ethanol and the timing of shipments to Murex. At December 31, 2011, we had trade accounts receivable of approximately $12,737,000 compared to trade accounts receivable at September 30, 2011 of approximately $19,101,000. The decrease in receivables is primarily due to the decrease in ethanol sales for the quarter and the timing of ethanol shipments to Murex. We also had cash of approximately $20,075,000 at December 31, 2011 as compared to $10,802,000 at September 30, 2011. This increase in cash is primarily the result of operations. Restricted cash increased to approximately $2,504,000 at December 31, 2011 as compared to approximately $2,359,000 at September 30, 2011. This increase in restricted cash is primarily related to our risk management strategy of entering into ethanol,corn and natural gas hedges to protect our ethanol, corn and natural gas prices.

We experienced an increase in our total current liabilities at December 31, 2011 compared to September 30, 2011. The increase is primarily due to an increase in our accounts payable related to corn to approximately $14,088,000 at December 31, 2011 as compared to approximately $4,060,000 at September 30, 2011. The increase in corn payables is due to us delaying payments at the request of many producers. The delayed payment liability was paid on January 3, 2012 in its entirety. Our accounts payable also increased to approximately $2,193,000 at December 31, 2011 as compared to approximately $2,081,000 at September 30, 20111 and our commodity derivative instruments increased to approximately $1,586,000 at December 31, 2011 as compared to approximately $88,000 at September 30, 2011. Our current maturities of long term debt decreased to approximately $3,780,000 at December 31, 20111 as compared to approximately $9,228,000 at September 30, 2011.

We experienced a decrease in our long-term liabilities as of December 31, 2011 compared to September 30, 2011. At December 31, 2011 we had approximately $33,036,000 outstanding in the form of long-term loans, compared to approximately $42,960,000 at September 30, 2011. The decrease is primarily due to scheduled principal repayments made on our term loans and the payoff of the variable rate note in October 2011.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Operating margins have been very good through December 2011, but have narrowed since then and are expected to remain tight. We anticipate that a short corn supply may cause high corn prices and an over supply of ethanol could negatively impact ethanol prices putting some pressure on liquidity. We do not, however, anticipate seeking additional equity financing during our 2012 fiscal year.

We have reduced our reliance on our revolving lines of credit as a result of more favorable operating conditions in the ethanol market. In addition, we paid off the balance on our variable rate note during our first fiscal quarter. Subsequent to the period, we also paid off the balance on our corn oil extraction note. However, operating conditions have deteriorated and we expect margins to be tighter through our 2012 fiscal year. Should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the three months ended December 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$24,781,883	2,496,061
Net cash used in investing activities	$(135,948)	(125,882)
Net cash used for financing activities	$(15,372,747)	(2,073,367)
Net increase in cash	$9,273,188	296,812
Cash, end of period	$20,075,260	3,614,632

Cash Flow from Operations

Approximately $24,782,000 of cash was provided by operating activities for the three months ended December 31, 2011 as compared to approximately $2,496,000 provided by operating activities for the three months ended December 31, 2010. Our net income from operations for the three months ended December 31, 2011 was approximately $6,899,000 as compared to net loss of approximately $790,000 for the same period in 2010. We received approximately $2,305,000 from our derivative instruments for the three months ended December 31, 2011 as compared to the same period in 2010 in which we used approximately $7,476,000 for our derivative instruments. In addition, we used approximately $4,855,000 for inventory purchases for the three month period ended December 31, 2011 as compared to approximately $6,316,000 for the same period in 2010.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $136,000 for the three months ended December 31, 2011 as compared to approximately $126,000 for the same period in 2010. Cash used in investing is for our capital expenditures.

Cash Flow used in Financing Activities

Cash used in financing activities was approximately $15,373,000 for the three months ended December 31, 2011 as compared to cash used in financing activities of approximately $2,073,000 for the three months ended December 31, 2010. We had net payments of approximately $15,373,000 on our long term debt for the three months ended December 31, 2011 as compared to approximately $2,073,000 for the three months ended December 31, 2010.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2011 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
Proposal to Amend our Credit Facility
Management has had extensive discussions with First National Bank of Omaha regarding amendments to our credit facility and has received a proposal setting forth various terms upon which we expect our credit facility will be amended. However, the proposed amendments are subject to execution of definitive documents setting forth the terms of the amendments. We anticipate that final documents will be executed in February 2012. However, there is no guarantee that the amendments will be on the terms we currently expect. The following table summarizes the proposed amendments:

Loan or Covenant	Proposed Change
Short Term Line of Credit	The line of credit to be renewed for 364 days beginning February 14, 2012 in the amount of $15,000,000
Short Term Line of Credit	The interest rate to be changed to 30-Day LIBOR plus 350 basis points with no minimum interest rate.
Long Term Revolving Note	The interest rate to be changed to 90-Day LIBOR plus 350 basis points with no minimum interest rate
Fixed Charge Coverage Ratio Covenant	The required ratio to be lowered from 1.25:1.0 to 1.15:1.0
Tangible Net Worth Covenant	This covenant to be removed
Working Capital Covenant	The amount required to be raised from $10,000,000 to $15,000,000
Capital Expenditures Covenant	The maximum amount of expenditures allowed per year to be raised from $1,000,000 to $4,000,000

Line of Credit

In February 2011, we increased our revolving line of credit to $15,000,000 and changed the interest rate charged to the greater of the three month LIBOR rate plus 400 basis points or 4.5%. The spread on the three month LIBOR rate will adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. At December 31, 2011 and at September 30, 2011 there were no outstanding borrowings on the revolving line of credit. Our revolving line of credit is set to expire on February 14, 2012. Management has had discussions with First National Bank of Omaha regarding the extension of the line of credit through February 2013 and expects that line of credit will be renewed as described in the table set forth above.

Fixed Rate Note

As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of December 31, 2011 and September 30, 2011 we had an interest rate swap with a fair value of $2,971,184 and $3,482,770 respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the three month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was $34,109,030 and $34,920,938 at December 31, 2011 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

We are required to make quarterly payments of approximately $1,546,000 to be applied first to accrued interest on the long term revolving note, then to accrued interest on the variable rate note and finally to principal on the variable rate note. These payments began in July 2009 and continue through April 2014. The maximum availability on the long term revolving note is reduced by $250,000 each quarter. Interest on the variable rate note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 31, 2011, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on the Company meeting certain debt to net worth ratios, measured quarterly. Interest on the long term revolving note accrues at the greater of the three month LIBOR rate plus 300 basis points or 5%. At December 31, 2011, the interest rate was 5%. The spread over the three month LIBOR rate shall adjust down based on our compliance with certain debt to net worth ratios, measured quarterly. At December 31, 2011 and September 30, 2011, the balance on the variable rate note was $0 and $14,464,452, respectively. At December 31, 2011 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. The maximum availability on the long term revolving note at December 31, 2011 was $7,500,000. These notes are subject to an annual, mandatory prepayment, based on excess cash flow, capped at $4,000,000 annually and $12,000,000 over the life of the loan.

Corn Oil Extraction Note

Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrues interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever is greater. The principal amount of the Corn Oil Extraction Term Note is payable in equal quarterly installments of $90,000, plus accrued interest, which we began paying in July 2009. As of December 31, 2011 and September 30, 2011, we had $2,700,000 and $2,790,000 outstanding on our corn oil extraction loan respectively. Subsequent to the period end, we paid off the balance of the corn oil extraction loan.

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

We are also required to maintain a minimum net worth of $65,000,00, plus the greater of $500,000 or the amount of undistributed earnings accumulated since the inception of the note.

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
We were in compliance with all covenants at December 31, 2011 and we anticipate that we will continue to meet these covenants through at least December 31, 2012.
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

Subsequent Events

On January 17, 2012, the board of directors approved a distribution of $430 per unit for members of record as of that date to be paid in February 2012. Our lender, First National Bank of Omaha, approved the distribution on February 6, 2012.

On January 18, 2012, we paid the balance on the Corn Oil Extraction Term Note in full.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; fixed assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended December 31, 2011.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  However, as of December 31, 2011 we did not have any amounts outstanding on our revolving line of credit and terms loans bearing variable interest rates.

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of December 31, 2011 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of December 31, 2011, our interest rate swap had a liability fair value of $2,971,184.

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

As of December 31, 2011, we have open short (selling) positions for 7,765,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 5,033,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. In addition, as of December 31, 2011, we have open long (buying) positions for 1,550,000 bushels of corn on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2013 and ethanol derivatives are forecasted to settle through January 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended December 31, 2011, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $1,415,810. We also recorded losses due to changes in fair value of our outstanding ethanol and natural gas derivative positions of $675,562 and $106,729, respectively.

At December 31, 2011, we have committed to purchase approximately 4,806,000 bushels of corn through February 2014 at an average bushel price of $6.08 and the spot price at December 31, 2011 was $6.59 per bushel.   As contracts are delivered,

any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of December 31, 2011 we had price protection in place for approximately 12% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 3% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2011 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2011. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 12/31/11	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,028,600
Ethanol	114,000,000	Gallons	10%	$25,667,700
Corn	40,000,000	Bushels	10%	$23,192,800
DDGs	318,000	Tons	10%	$5,568,500

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2011.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the risks that we face since the date when we filed our Annual Report on Form 10-K.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and September 30, 2011, (ii) Condensed Statements of Operations and Comprehensive Income for the three months ended December 31, 2011 and 2010, (iii) Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 9, 2012	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2012	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)