Form 10-Q
period 2012-03-31
Cardinal Ethanol LLC
filed 2012-05-04
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	March 31, 2012	September 30, 2011
	(Unaudited)
Current Assets
Cash	$3,385,225	$10,802,072
Restricted cash	2,212,046	2,358,802
Trade accounts receivable, net of an allowance of $23,500 and $23,500, respectively	18,336,469	19,100,842
Miscellaneous receivables	127,829	471,403
Inventories	10,808,295	11,732,998
Deposits	—	192,250
Prepaid and other current assets	423,594	435,282
Commodity derivative instruments	755,475	4,736,691
Total current assets	36,048,933	49,830,340

Property, Plant, and Equipment
Land and land improvements	21,105,097	21,105,097
Plant and equipment	121,326,183	121,310,752
Building	6,991,721	6,991,721
Office equipment	368,674	356,516
Vehicles	31,928	31,928
Construction in process	841,918	—
	150,665,521	149,796,014
Less accumulated depreciation	(28,847,600)	(24,626,303)
Net property, plant, and equipment	121,817,921	125,169,711

Other Assets
Deposits	80,000	80,000
Investment	474,837	453,676
Financing costs, net of amortization	232,261	343,023
Total other assets	787,098	876,699

Total Assets	$158,653,952	$175,876,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2012	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$2,061,183	$2,081,140
Accounts payable- corn	3,731,324	4,059,970
Construction retainage payable	101,928	101,928
Accrued expenses	1,078,053	1,547,097
Commodity derivative instruments	132,770	88,390
Derivative instruments - interest rate swap	1,431,299	1,521,531
Current maturities of long-term debt and capital lease obligations	3,490,233	9,228,305
Total current liabilities	12,026,790	18,628,361

Long-Term Debt and Capital Lease Obligations	29,802,087	42,960,017

Derivative Instruments - interest rate swap	1,281,842	1,961,239

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(2,713,141)	(3,482,769)
Distributions to members	(6,280,580)	—
Retained earnings	53,624,741	44,897,689
Total members' equity	115,543,233	112,327,133

Total Liabilities and Members’ Equity	$158,653,952	$175,876,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$77,692,498	$81,258,148	$165,169,114	$154,652,787

Cost of Goods Sold	74,235,116	71,404,700	152,877,637	143,365,289

Gross Profit	3,457,382	9,853,448	12,291,477	11,287,498

Operating Expenses	1,050,836	1,026,940	2,207,373	2,095,813

Operating Income	2,406,546	8,826,508	10,084,104	9,191,685

Other Income (Expense)
Interest income	698	729	1,405	1,435
Interest expense	(692,607)	(1,178,053)	(1,498,213)	(2,338,279)
Miscellaneous income	113,106	3,483	139,757	7,841
Total	(578,803)	(1,173,841)	(1,357,051)	(2,329,003)

Net Income	$1,827,743	$7,652,667	$8,727,053	$6,862,682

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$125.14	$523.94	$597.50	$469.85

Distributions Per Unit	$430.00	$—	$430.00	$—

Comprehensive Income:
Net income	$1,827,743	$7,652,667	$8,727,053	$6,862,682
Interest rate swap fair value change and reclassification, net	258,043	480,002	769,628	1,221,458
Comprehensive Income	$2,085,786	$8,132,669	$9,496,681	$8,084,140

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$8,727,053	$6,862,682
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	4,332,059	4,240,202
Change in fair value of commodity derivative instruments	950,946	14,331,771
Non-cash dividend income	(21,161)	(187,093)
Provision for uncollectible accounts	(23,500)	32,693
Change in operating assets and liabilities:
Restricted cash	146,756	(899,315)
Trade accounts receivables	787,873	(4,903,887)
Miscellaneous receivable	343,574	692,731
Inventories	924,703	(7,781,011)
Prepaid and other current assets	11,688	574,546
Deposits	192,250	108,369
Derivative instruments	3,074,650	(14,084,584)
Accounts payable	(192,124)	(228,650)
Accounts payable-corn	(328,646)	(71,338)
Construction retainage payable	—	(249,772)
Accrued expenses	(469,044)	(35,086)
Net cash provided by (used for) operating activities	18,457,077	(1,597,742)

Cash Flows from Investing Activities
Capital expenditures	(27,589)	(588,195)
Payments for construction in process	(669,753)	—
Net cash used for investing activities	(697,342)	(588,195)

Cash Flows from Financing Activities
Dividends paid	(6,280,580)	—
Proceeds from line of credit, net	—	10,000,000
Payments for capital lease obligations	(2,010)	(4,047)
Proceeds from long-term debt	—	6,000,000
Payments on long-term debt	(18,893,992)	(11,053,534)
Net cash provided by (used for) financing activities	(25,176,582)	4,942,419

Net Increase (Decrease) in Cash	(7,416,847)	2,756,482

Cash – Beginning of Period	10,802,072	3,317,820

Cash – End of Period	$3,385,225	$6,074,302

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Interest paid	$1,757,702	$2,406,692

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$274,093	$101,928

Gain on derivative instruments included in other comprehensive income	$411,624	$1,221,458

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

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

Restricted Cash

As a part of its commodities hedging activities, the company is required to maintain cash balances with our commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may increase these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, we record the cash maintained with the traders in the margin accounts as restricted cash. Since the futures contract are scheduled to expire within twelve months, we consider this restricted cash to be a current asset.

Inventories

Inventories are stated at the lower of cost or market. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Cost for substantially all inventory is determined using the lower of (average) cost or market.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

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

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities received.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $624,000 and $1,436,000 for the three and six months ended March 31, 2012. Commissions for the same period in 2011 were approximately $907,000 and $1,727,000, respectively. Freight was approximately $2,723,000 and $5,410,000 for the three and six months ended March 31, 2012. Freight for the same period in 2011 was approximately $2,059,000 and $4,588,000, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Interest income is recognized as earned. Patronage dividends are recognized when received.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members' units outstanding during the period. Diluted net income per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income per unit are the same.

2. CONCENTRATIONS

One major customer accounted for approximately 88% and 92% of the outstanding accounts receivable balance at March 31, 2012 and September 30, 2011, respectively. This same customer accounted for approximately 79% and 79% of revenue for the three and six months ended March 31, 2012, respectively. Revenue percentages for the same customer for the three and six months ended March 31, 2011 were 81% and 82%, respectively.

3.  INVENTORIES

Inventories consist of the following as of March 31, 2012 and September 30, 2011:

	March 31, 2012 (Unaudited)	September 30, 2011
Raw materials	$3,726,401	$6,061,116
Work in progress	2,306,246	2,409,106
Finished goods	3,291,110	2,065,407
Spare parts	1,484,538	1,197,369
Total	$10,808,295	$11,732,998

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2012, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through February 2014 for a total commitment of approximately $19,693,000. Approximately $2,308,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2012. At March 31, 2012, the Company has forward ethanol sales contracts for 1,770,000 gallons at various fixed prices for delivery through April 2012. In addition, the Company has forward dried distiller grains sales contracts of approximately 23,000 tons at various fixed prices for various delivery periods.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn and natural gas derivative instruments are included as a component of cost of goods sold

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle for various delivery periods through December 2013, December 2012 and October 2012, respectively, as of March 31, 2012.

The following table indicates the bushels of corn under derivative contract as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Short	4,440,000	5,910,000
Long	2,100,000	5,235,000

The following table indicates the gallons of ethanol under derivative contract as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Short	12,525,500	29,431,000
Long	5,880,000	840,000

The following table indicates the MMBTUs of natural gas under derivative contract as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Long	890,000	210,000

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

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

At March 31, 2012, the Company had approximately $33,288,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income.

The interest rate swaps held by the Company as of March 31, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2012:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,431,299
Interest rate swap	Derivative Instruments - Long Term	—	1,281,842
Ethanol derivative contracts	Commodity Derivative Instruments - Current	199,888	—
Corn derivative contracts	Commodity Derivative Instruments - Current	555,587	—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	—	132,770

As of March 31, 2012 the Company had $2,212,046 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by two brokers.

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2012:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Three months ended March 31, 2012	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Three months ended March 31, 2012	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended March 31, 2012
Interest rate swap	$(153,581)	Interest expense	$411,624	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative - for Three months ended March 31, 2011	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Three months ended March 31, 2011	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended March 31, 2011
Interest rate swap	$21,148	Interest expense	$458,854	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,336,368
Ethanol Derivative Contracts	Revenues	69,286
Natural Gas Derivative Contracts	Cost of Goods Sold	(158,499)
Totals		$1,247,155

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(2,404,137)
Ethanol Derivative Contracts	Revenues	(1,749,901)
Totals		$(4,154,038)

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Six months ended March 31, 2012	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Six months ended March 31, 2012	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) six months ended March 31, 2012
Interest rate swap	$(76,092)	Interest expense	$845,721	Interest expense	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative - for Six months ended March 31, 2011	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Six months ended March 31, 2011	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Six months ended March 31, 2011
Interest rate swap	$317,989	Interest expense	$903,469	Interest expense	$—

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(79,442)
Ethanol Derivative Contracts	Revenues	(606,276)
Natural Gas Derivative Contracts	Cost of Goods Sold	(265,228)
Totals		$(950,946)

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(9,537,639)
Ethanol Derivative Contracts	Revenues	(4,794,132)
Totals		$(14,331,771)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis as of March 31, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,713,141)	$(2,713,141)	$—	$(2,713,141)	$—
Corn Derivative Contracts	555,587	555,587	555,587	—	—
Ethanol Derivative Contracts	199,888	199,888	199,888	—	—
Natural Gas Derivative Contracts	(132,770)	(132,770)	(132,770)

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(3,482,770)	$(3,482,770)	$—	$(3,482,770)	$—
Corn Derivative Contracts	2,318,663	2,318,663	2,318,663	—	—
Ethanol Derivative Contracts	2,418,028	2,418,028	2,418,028	—	—
Natural Gas Derivative Contracts	(88,390)	(88,390)	(88,390)

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

Line of Credit

In February 2012, the Company amended the $15,000,000 short-term line of credit through February 2013 and adjusted the interest rate to the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 4.5% and a minimum rate of 5%. This short-term line of credit is also subject to certain borrowing base limitations. The fixed charge coverage ratio covenant is reduced from 1.25:1.0 to 1.15:1.0, and the tangible net worth covenant is eliminated. The working capital covenant is increased from $10,000,000 to $15,000,000, and the capital expenditures covenant is raised to allow the Company $4,000,000 of expenditures per year instead of $1,000,000 without prior approval. There were no borrowings outstanding on the line of credit at March 31, 2012 or September 30, 2011.

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

The fair value of the interest rate swap at March 31, 2012 was $2,713,141 and was $3,482,770 at September 30, 2011 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was $33,287,927 and $34,920,938 at March 31, 2012 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

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

Interest on the variable rate note accrues at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. Interest on the long term revolving note accrues at the greater of the 90-day LIBOR rate plus 350 basis points with no minimum rate. At March 31, 2012, the interest rate was 4.01%. At March 31, 2012 and September 30, 2011 the balance on the variable rate note was $0 and $14,464,452, respectively. There were no outstanding borrowings on the long term revolving note at March 31, 2012 or September 30, 2011. The maximum availability on the long term revolver at March 31, 2012 was $7,250,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. At March 31, 2012 and September 30, 2011 the balance on the corn oil extraction note was $0 and $2,790,000, respectively. In January 2012, the Company paid the corn oil extraction note in full. Prior to that, the Company and the primary lender had negotiated a proposal to lower the interest rate to 90-day LIBOR plus 350 basis points, with no minimum rate.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Long-term debt, as discussed above, consists of the following at March 31, 2012:

Fixed rate loan	$33,287,927
Capital lease obligation (Note 7)	4,393
Totals	33,292,320
Less amounts due within one year	3,490,233
Net long-term debt	$29,802,087

The estimated maturities of long-term debt at March 31, 2012 are as follows:

April 1, 2012 to March 31, 2013	$3,490,233
April 1, 2013 to March 31, 2014	3,710,431
April 1, 2014 to March 31, 2015	26,091,656
Total long-term debt	$33,292,320

7. LEASES

At March 31, 2012, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

	Capital	Operating	Total
April 1, 2012 to March 31, 2013	$4,464	$1,084,844	$1,089,308
April 1, 2013 to March 31, 2014	—	629,278	629,278
April 1, 2014 to March 31, 2015	—	6,564	6,564
April 1, 2015 to March 31, 2016	—	6,564	6,564
April 1, 2016 to March 31, 2017	—	6,564	6,564
Thereafter	—	8,752	8,752
Total minimum lease commitments	4,464	1,742,566	1,747,030
Less interest	(71)	—	(71)
Present value of minimum lease payments	$4,393	$1,742,566	$1,746,959

8. COMMITMENTS AND CONTINGENCIES

Contingencies

In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2012

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

9. MEMBERS EQUITY

On January 17, 2012, the board of directors approved a distribution of $430 per unit, for a total distribution of $6,280,580, for members of record as of that date. The distribution was paid in February 2012.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 80% of total revenues and corn costs average 84% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month period ended March 31, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Effective February 14, 2012, Cardinal Ethanol, LLC (“Cardinal”) entered into a Tenth Amendment of the Construction Loan Agreement and a Seventh Amended and Restated Revolving Promissory Note which amended Cardinal’s Construction Loan Agreement originally dated December 19, 2006 and the Sixth Amended and Restated Revolving Promissory Note executed in May 2011 with First National Bank of Omaha. The amendments renew the short term line of credit for another 364 days for $15,000,000 at an interest rate of 30-day LIBOR plus 350 basis points with no minimum interest rate. The long term revolving note interest rate is also modified to 90-day LIBOR plus 350 basis points with no minimum interest rate. The fixed charge coverage ratio covenant is reduced from 1.25:1.0 to 1.15:1.0, and the tangible net worth covenant is eliminated. The working capital covenant is increased from $10,000,000 to $15,000,000, and the capital expenditures covenant is raised to allow the Company $4,000,000 of expenditures per year instead of $1,000,000 without prior approval.

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

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in April, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Currently, only three states including Iowa, Illinois and Kansas have resolved these issues. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal. This decision will allow the CARB to continue implementation of the LCFS. In addition, if the CARB is successful in its appeal, the reinstatement of the California LCFS could become permanent which could negatively impact demand for corn-based ethanol and result in decreased ethanol prices.

The European Union recently commenced an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. The purpose of the investigation is to determine whether the European Union will impose a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this anti-dumping investigation, it could negatively impact the market price of ethanol in the United States.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2012 and 2011:

	2012		2011
Statement of Operations Data	Amount	%	Amount	%
Revenue	$77,692,498	100.00	$81,258,148	100.00
Cost of Goods Sold	74,235,116	95.55	71,404,700	87.87
Gross Profit	3,457,382	4.45	9,853,448	12.13
Operating Expenses	1,050,836	1.35	1,026,940	1.26
Operating Income	2,406,546	3.10	8,826,508	10.86
Other Expense, net	(578,803)	(0.74)	(1,173,841)	(1.44)
Net Income (Loss)	$1,827,743	2.35	$7,652,667	9.42

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months ended March 31, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$61,143,823	78.70%	$66,283,454	81.57%
Dried Distillers Grains Sales	14,678,562	18.89	13,819,539	17.01
Wet Distillers Grains Sales	32,386	0.04	57,774	0.07
Corn Oil Sales	1,752,248	2.26	748,835	0.92
Other Revenue	85,479	0.11	348,546	0.43
Total Revenues	$77,692,498	100.00%	$81,258,148	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2012.

	Three Months ended March 31, 2012	Three Months ended March 31, 2011
Production:
Ethanol sold (gallons)	28,669,298	28,512,805
Distillers grains sold (tons)	77,918	82,885
Corn oil sold (pounds)	4,538,320	1,840,040

Revenues:
Ethanol average price per gallon	$2.18	$2.32
Distillers grains average price per ton	$188.85	$167.43
Corn oil average price per pound	$0.39	$0.40

Primary Inputs:
Corn ground (bushels)	9,865,199	10,021,187
Natural gas purchased (MMBTU)	775,022	807,570

Costs of Primary Inputs:
Corn average price per bushel ground	$6.32	$6.17
Natural gas average price per MMBTU	$3.006	$4.61

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.075	$0.066
Denaturant cost per gallon of ethanol sold	$0.053	$0.053
Electricity cost per gallon of ethanol sold	$0.030	$0.028
Direct Labor cost per gallon of ethanol sold	$0.021	$0.019

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the three month period ended March 31, 2012, we received approximately 79% of our revenue from the sale of fuel ethanol, approximately 19% of our revenue from the sale of distillers grains and approximately 2% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended March 31, 2011, we received approximately 81% of our revenue from the sale of fuel ethanol and approximately 17% of our revenue from the sale of distillers grains, and less than 1% of total sales from corn oil and carbon dioxide.

Ethanol

Our revenues from ethanol decreased for our three month period ended March 31, 2012 as compared to our three month period ended March 31, 2011. Our decrease in revenues for our three month period ended March 31, 2012 as compared to 2011 was the result of lower ethanol prices on average per gallon in the three month period ended March 31, 2012 as compared to the same period in 2011. We are currently operating at approximately 12% above our nameplate capacity.

During the three month period ended March 31, 2012, the market price of ethanol varied between $2.08 per gallon and $2.40 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.18 for the three month period ended March 31, 2012. During the three month period ended March 31, 2011, the market price of ethanol varied between $2.30 per gallon and $2.63 per gallon. Our average price per gallon of ethanol sold was $2.32 per gallon, for the three month period ending March 31, 2011. We experienced a slight increase in the gallons of ethanol sold in the three month period ended March 31, 2012 as compared to the same period in 2011 due to timing of shipments of ethanol. We sold approximately 28,669,000 gallons of ethanol during the three month period ended March 31, 2012 compared to approximately 28,513,000, for the same three month period ending in 2011.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At March 31, 2012 we have forward ethanol sales contracts for various delivery periods through April 2012 for a total commitment of approximately $4,091,000. As of March 31, 2012 we also have open short (selling) positions for 12,525,500 gallons of ethanol and 5,880,000 open long (buying) position for gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward ethanol contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2012. For the three month periods ended March 31, 2012 and 2011, we recorded net gains on our ethanol derivative contracts of $69,286 and net losses of $1,749,901, respectively. These losses were recorded with our revenues in the statement of operations.

Ethanol prices remained fairly steady throughout the quarter trending upward slightly. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Due to an oversupply resulting from the anticipation of the end of VEETC and uncertainty related to the impact of its expiration, management expects that ethanol prices will remain flat or decrease throughout our third fiscal quarter and into fall. In addition, management believes that lower gasoline and export demand along with strong industry production could also negatively impact ethanol prices in our third fiscal quarter. While operating margins continued to be positive throughout our second fiscal quarter, rising commodity markets due to low corn carry over along with steady ethanol prices have caused margins to narrow and could result in negative operating margins in our third fiscal quarter. Until the market corrects these supply and demand issues, margins are expected to remain narrow which may continue into the fourth quarter of fiscal year 2012.

Distillers Grains

Our revenues from distillers grains increased in the three month period ended March 31, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended March 31, 2012 as compared to the same period in 2011.

During the three month period ended March 31, 2012, the market price of distillers grains varied between $178 per ton of distillers grains and $202 per ton of distillers grains. Our average price per ton of distillers grains sold was $189 per ton for the three month period ended March 31, 2012 as compared to an average price of $167 for the three month period ended March 31, 2011. The amount of distillers grains sold in the three month period ended March 31, 2012 decreased as compared to the same period in 2011. We sold approximately 77,918 tons and 82,885 tons of distillers grains during the three month periods ended March 31, 2012 and 2011, respectively.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices have been steady throughout our second fiscal quarter trending upward slightly towards the end of the quarter in relation to strong corn prices which have faced pressure from low carry over. Typically distillers grain prices as a percentage of corn value are approximately 80% or better. Management believes that distillers grains prices will generally continue to follow corn; however we expect distillers grains prices to remain in the range of 74-80 as a percentage of corn value during the summer months due to lower demand. In addition, managements expects distillers grain prices to continue to be influenced by export demand and concerns related to vomitoxin.

Corn Oil

Our corn oil sales increased in the three month period ended March 31, 2012 as compared to the same period in 2011 as a result of increased production in the three month period ended March 31, 2012. Management continues to refine the operation of our corn oil extraction equipment. In March and April 2011, we began testing a chemical additive to assist in the extraction process and improve oil production which resulted in a significant increase in production over prior years. Recent production issues have resulted in a lowered yields. However, management is working to resolve production issues and is optimistic that yields will increase as a result.

The average price per pound of corn oil was $0.39 per pound for the quarter ended March 31, 2012 as compared to $0.40 for the same quarter in 2011. Management expects corn oil prices will remain relatively steady in the near term but could decrease due to the elimination of the biodiesel tax credit or if there is an oversupply of biodiesel. In addition, additional plants entering into the market and producing corn oil could result in an oversupply of corn oil which could negatively affect prices unless additional demand can be created.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 96% for the three months ended March 31, 2012 as compared to 88% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of corn relative to the price of ethanol and distillers grains for the three months ended March 31, 2012 as compared to the same period in 2011. Our two largest costs of production are corn and natural gas.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended March 31, 2012 our corn costs increased as compared to the same period in 2011. This increase was primarily the result of an increase in the price of corn.

During the three month period ended March 31, 2012, we used approximately 9,865,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 10,021,000 bushels for the same period in 2011. During the three months ended March 31, 2012 we sold slightly more gallons of ethanol and approximately 5,000 less tons of distillers grains as compare to the same period in 2011. During the three month period ended March 31, 2012, the market price of corn varied between $6.12 per bushel and $6.91 per bushel. Our average price per bushel of corn ground was $6.32, including the effects of our risk management/hedging. During the three month period ended March 31, 2011, the market price of corn varied between $5.95 and $7.20 per bushel. Our average price per bushel of corn ground was $6.17, including the effects of our risk management/hedging. Corn prices have been high but relatively steady during the three month period ended March 31, 2012. Management expects that corn prices will remain high through the summer of 2012 as a result of an increase in demand for corn and limited supply, however prices are expected to decrease in late summer to fall due to a large expected corn crop. Corn prices can also be dramatically effected by weather. High corn prices will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At March 31, 2012, we have forward corn purchase contracts for various delivery periods through February 2014 for a total commitment of approximately $19,693,000. Approximately $2,308,000 of the forward corn purchases were with a related party. As of March 31, 2012 we also have open short (selling) positions for 4,440,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 2,100,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through December 2013. For the three month periods ended March 31, 2012 and 2011, we recorded net gains on our corn derivative contracts of $1,336,368 and net losses of $2,404,137, respectively. These losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were lower during our three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011. This decrease in cost of natural gas for the three month period ended March 31, 2012 as compared to the same period in 2011 was primarily the result of a decrease in the average price per MMBTU of our natural gas.

During our three month period ended March 31, 2012, we purchased approximately 775,000 MMBTU's of natural gas as compared to 808,000 MMBTU's for the three month period ended March 31, 2011. Management attributes this decrease in natural gas to the increased efficiency of some of the plant's mechanical systems. During the three month period ended March 31, 2012 the market price of natural gas varied between $2.78 per MMBTU and $3.36 per MMBTU. Our average price per MMBTU of natural gas was $3.01 after considering the effects of our risk management/hedging. During the three month period ended March 31, 2011 the market price of natural gas varied between $4.28 per MMBTU and $4.93 per MMBTU. Our average price per MMBTU of natural gas was $4.61. As of March 31, 2012 we have long (buying) positions for 890,000 MMBTUs of natural gas on the Chicago Board of Trade to hedge our purchases of natural gas. Our natural gas derivatives are forecasted to settle through October 2012. For the three month period ended March 31, 2012, we recorded net losses of $158,499 on our natural gas derivative contracts. These net losses were recorded in our cost of good sold in our statement of operations.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended March 31, 2012 compared to approximately 1% in the same period of 2011. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $24,000 for the three month period ended March 31, 2012 as compared to the same period in 2011. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2012 was approximately 3% of our revenues compared to an operating income of 10% for the same period in 2011. The decrease in our operating income for the three month period ended March 31, 2012 was primarily the result of the lower prices we received for our ethanol relative to the cost of corn.

Other Expense

Our other expense for the three months ended March 31, 2012 was approximately 0.7% of our revenues compared to other expense of approximately 2.0% of revenues for the same period in 2011. Our other expense for the three month period ended March 31, 2012 and 2011 consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2012 and 2011.

	Six Months Ended March 31, 2012 (Unaudited)		Six Months Ended March 31, 2011 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$165,169,114	100.00%	$154,652,787	100.00%
Cost of Goods Sold	152,877,637	92.56%	143,365,289	92.70%
Gross Profit	12,291,477	7.44%	11,287,498	7.30%
Operating Expenses	2,207,373	1.34%	2,095,813	1.36%
Operating Income	10,084,104	6.11%	9,191,685	5.94%
Other Expense, net	(1,357,051)	(0.82)%	(2,329,003)	(1.51)%
Net Income	$8,727,053	5.28%	$6,862,682	4.44%

The following table shows the sources of our revenue for the six months ended March 31, 2012 and 2011.

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$130,589,728	79.06%	$127,626,989	82.52%
Dried Distillers Grains Sales	30,109,857	18.23%	25,172,416	16.28%
Wet Distillers Grains Sales	73,230	0.04%	85,823	0.06%
Corn Oil Sales	4,260,818	2.58%	1,362,477	0.88%
Other Revenue	135,481	0.08%	405,082	0.26%
Total Revenues	$165,169,114	100.00%	$154,652,787	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2012 and 2011.

	Six Months ended March 31, 2012	Six Months ended March 31, 2011
Production:
Ethanol sold (gallons)	56,434,646	58,578,156
Distillers grains sold (tons)	156,985	167,494
Corn oil sold (pounds)	10,383,920	3,734,840

Revenues:
Ethanol average price per gallon	$2.38	$2.18
Distillers grains average price per ton	$192.27	$150.80
Corn oil average price per pound	$0.41	$0.37

Primary Inputs:
Corn ground (bushels)	20,219,673	20,379,169
Natural gas purchased (MMBTU)	1,598,143	1,601,597

Costs of Primary Inputs:
Corn average price per bushel ground	$6.52	$6.04
Natural gas average price per MMBTU	$3.56	$4.46

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.076	$0.066
Denaturant cost per gallon of ethanol sold	$0.054	$0.051
Electricity cost per gallon of ethanol sold	$0.029	$0.028
Direct Labor cost per gallon of ethanol sold	$0.020	$0.017

Revenues

For the six month period ended March 31, 2012, ethanol sales comprised approximately 79% of our revenues and distillers grains sales comprised approximately 18% of our revenues, while corn oil and carbon dioxide sales comprised approximately 3% of our revenues. For the six month period ended March 31, 2011, ethanol sales comprised approximately 82% of our revenue and distillers grains sales comprised approximately 17% of our revenue, while corn oil comprised approximately 1% of our revenues.

Ethanol

Our revenues from ethanol increased for our six month period ended March 31, 2012 as compared to the six month period ended March 31, 2011 primarily as a result of higher ethanol prices on average per gallon in the six month period ended March 31, 2012.

During the six month period ended March 31, 2012 the market price of ethanol varied between $2.08 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.38 for the six month period ended March 31, 2012. During the six month period ended March 31, 2011, the market price of ethanol varied between $2.07 and $2.63 per gallon. Our average price per gallon of ethanol sold was $2.18. During the six month period ended March 31, 2012, we sold approximately 56,435,000 gallons of ethanol as compared to our sales of approximately 58,578,000 gallons of ethanol for the same period in 2011. For the six month period ended March 31, 2012, we recorded net losses on our ethanol derivative contracts of $606,276 as compared to net losses of $4,794,132 for the same period in 2011. These losses were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the six month period ended March 31, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the six month period ended March 31, 2012 as compared to the same period in 2011.

During the six month period ended March 31, 2012, the market price of distillers grains varied between approximately $169 and $212 per ton. Our average price per ton of distillers grains sold was $192. During the six month period ended March 31, 2011, the market price of distillers grains varied between approximately $105 per ton and $208 per ton. Our average price per ton of distillers grains sold was $151. During our six month period ended March 31, 2012, we sold approximately 157,000 tons of distillers grains compared to approximately 167,000 for the same period in 2011.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 93% for the six month period ended March 31, 2012 compared to 93% for the same period of 2011. Our two largest costs of production are corn and natural gas.

Corn Costs

During the six month period ended March 31, 2012 we used approximately 20,220,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 20,379,000 bushels for the same period in 2011. During the six month period ended March 31, 2012, the market price of corn varied between $5.99 per bushel and $6.99 per bushel. Our average price per bushel of corn ground was $6.52 after considering the effects of our risk management/hedging. During the six month period ended March 31, 2011, the market price of corn varied between $4.24 and $7.20 per bushel. Our average price per bushel of corn ground was $6.04 after considering the effects of our risk management/hedging. For the six month period ended March 31, 2012, we recorded net losses on our corn derivative contracts of $79,442. For the same period in 2011, we recorded corn derivative net losses of $9,537,639. These net losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our six month period ended March 31, 2012, we purchased approximately 1,598,000 MMBTU's of natural gas as compared to approximately 1,602,000 MMBTU's for the same period in 2011. Management attributes this decrease in natural gas to efficiency improvements as the result of the Pavilion project. During the six month period ended March 31, 2012, the market price of natural gas varied between $2.78 per MMBTU and $4.41 MMBTU. Our average price per MMBTU of natural gas was $3.56 after considering the effects of our risk management/hedging. During the six month period ended March 31, 2011, the market price of natural gas varied between $3.92 per MMBTU and $4.93 per MMBTU. Our average price per MMBTU of natural gas was $4.46. For the six month period ended March 31, 2012, we recorded net losses of $265,228 on our natural gas derivative contracts. These net losses were recorded in our cost of good sold in our statement of operations.

Operating Expense

Our operating expenses were higher for the six month period ended March 31, 2012 than they were for the same period ended March 31, 2011. This increase in operating expenses is primarily due to an increase in general and administrative expenses. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the six months ended March 31, 2012 was approximately 6% of our revenues compared to operating income of approximately 6% of our revenues for the six months ended March 31, 2011. While corn costs were higher on average for the six months ended March 2012, the average price per gallon of ethanol for the period increased along with rising corn costs.

Other Income and Other Expense

Other expense for the six months ended March 31, 2012, was approximately 1% of our revenue and totaled approximately $1,357,000. Other expense for the six months ended March 31, 2011 was approximately 2% of our revenue and totaled approximately $2,329,000. Other expense consisted primarily of interest expense. This decrease was primarily due to a decrease in interest expense resulting from our payments on our credit facility.

Changes in Financial Condition for the Six Months Ended March 31, 2012

The following table highlights the changes in our financial condition:

	March 31, 2012	September 30, 2011
Current Assets	$36,048,933	$49,830,340
Current Liabilities	$12,026,790	$18,628,361
Member's Equity	$115,543,233	$112,327,133

We experienced a decrease in our total current assets at March 31, 2012 compared to our fiscal year ended September 30, 2011. We had cash of approximately $3,385,000 at March 31, 2012 as compared to $10,802,000 at September 30, 2011. This decrease in cash is because of substantial debt reduction and the payment of distributions to members. Commodity derivative instruments decreased approximately $3,981,000 at March 31, 2012 compared to September 30, 2011. This decrease is the result of a smaller volume of hedged positions in the futures markets. We also experienced a decrease of approximately $925,000 in the value of our inventory at March 31, 2012 compared to September 30, 2011. At March 31, 2012, we had trade accounts receivable of approximately $18,336,000 compared to trade accounts receivable at September 30, 2011 of approximately $19,101,000.

We experienced a decrease in our total current liabilities at March 31, 2012 compared to September 30, 2011. The decrease is primarily due to a decrease in our current maturities of long term debt to approximately $3,490,000 at March 31, 2012 as compared to approximately $9,228,000 at September 30, 2011 as result of paying off the variable rate and corn oil notes. We also experienced a decrease in our accounts payable related to corn to approximately $3,731,000 at March 31, 2012 as compared to approximately $4,060,000 at September 30, 2011. The decrease in corn payables is due to the decrease in producers deferring payment on corn. Our accrued expenses also decreased to approximately $1,078,000 at March 31, 2012 as compared to approximately $1,547,000 at September 30, 2011.

We experienced a decrease in our long-term liabilities as of March 31, 2012 compared to September 30, 2011. At March 31, 2012 we had approximately $29,802,000 outstanding in the form of long-term loans, compared to approximately $42,960,000 at September 30, 2011. The decrease is primarily due to scheduled principal repayments made on our term loans, the payoff of the variable rate note in October 2011 and the payoff of the corn oil extraction note in February 2012.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Operating margins have remained positive, but have narrowed since our last fiscal quarter and are expected to remain tight through the end of our fiscal year 2012. We anticipate that a short corn supply may cause high corn prices and an over supply of ethanol could negatively impact ethanol prices putting some pressure on liquidity. We do not, however, anticipate seeking additional equity financing during our 2012 fiscal year.

We have reduced our reliance on our revolving lines of credit as a result of more favorable operating conditions in the ethanol market. In addition, we paid off the balance on our variable rate note during our first fiscal quarter. We also paid off the balance on our corn oil extraction note during our second fiscal quarter. However, operating conditions have deteriorated and we expect margins to be tighter through our 2012 fiscal year. Should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the six months ended March 31, 2012 and 2011:

	2012	2011
Net cash provided by (used for) operating activities	$18,457,077	(1,597,742)
Net cash used in investing activities	$(697,342)	(588,195)
Net cash provided by (used for) financing activities	$(25,176,582)	4,942,419
Net increase (decrease) in cash	$(7,416,847)	2,756,482
Cash, beginning of period	$10,802,072	3,317,820
Cash, end of period	$3,385,225	6,074,302

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the six month period ended March 31, 2012 as compared to the same period in 2011. Approximately $18,629,000 of cash was provided by operating activities for the six months ended March 31, 2012 as compared to approximately $1,598,000 used for operating activities for the six months ended March 31, 2011. Our net income from operations for the six months ended March 31, 2012 was approximately $8,727,000 as compared to net income of approximately $6,863,000 for the same period in 2011. Our derivative instruments increased by approximately $3,075,000 for for the six months ended March 31, 2012 as compared to decreasing by $14,085,000 for the same period in 2011. During the six months ended March 31, 2012, corn prices have been much less volatile than in the six months ended March 31, 2011. We also held a smaller hedge position in the six months ended March 31, 2012 as compared to the same six months ending March 31, 2011. These two factors are the primary reasons in the large variation in the changes in these accounts for the two six month periods.

Our inventory increased by approximately $925,000 for the six month period ended March 31, 2012 and decreased $7,781,000 for the same period in 2011, primarily because the corn harvest was much later in the Fall of 2011 compared to the Fall of 2010.

Finally, our trade accounts receivable increased to $788,000 for the six month period ended March 31, 2012 as compared to decreasing $4,904,000 for the same period in 2011. This is mainly a reflection of the timing of ethanol shipments and collections between the two periods.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $870,000 for the six months ended March 31, 2012 as compared to approximately $588,000 for the same period in 2011. Cash used in investing activities increased due to an increase in payments for construction in process for the six months ended March 31, 2012 as compared to the same period in 2011.

Cash Flow used in Financing Activities

Cash used in financing activities was approximately $25,177,000 for the six months ended March 31, 2012 as compared to cash provided by financing activities of approximately $4,942,000 for the same period in 2011. We had net payments of approximately $18,894,000 on our long term debt for the six months ended March 31, 2012 as compared to approximately $11,054,000 for the six months ended March 31, 2011. We also received proceeds of approximately $16,000,000 from our line of credit and long-term debt facilities for the six months ended March 31, 2011. We also paid a dividend to our members in the amount of $6,297,611 in the six months ended March 31, 2012.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2012 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
Effective February 14, 2012, Cardinal Ethanol, LLC (“Cardinal”) entered into a Tenth Amendment of the Construction Loan Agreement and a Seventh Amended and Restated Revolving Promissory Note which amended Cardinal’s Construction Loan Agreement originally dated December 19, 2006 and the Sixth Amended and Restated Revolving Promissory Note executed in May 2011 with First National Bank of Omaha (collectively the "2012 Amendment").

Line of Credit
As part of the 2012 Amendment, our revolving line of credit in the amount of $15,000,000 was renewed until February 13, 2013. The interest rate was changed to the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. At March 31, 2012 and at September 30, 2011 there were no outstanding borrowings on the revolving line of credit.

Fixed Rate Note

As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of March 31, 2012 and September 30, 2011 we had an interest rate swap liability with a fair value of $2,713,141 and $3,482,770 respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the 3-month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was $33,287,927 and $34,920,938 at March 31, 2012 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

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

Interest on the variable rate note accrued at the greater of the 3-month LIBOR rate plus 300 basis points or 5%. Interest on the long term revolving note was amended as part of the 2012 Amendment to 90-Day LIBOR plus 350 basis points with no minimum interest rate. At March 31, 2012, the interest rate was 4.01%. At March 31, 2012 and September 30, 2011, the balance on the variable rate note was $0 and $14,464,452, respectively. At March 31, 2012 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. The maximum availability on the long term revolving note at March 31, 2012 was $7,250,000.

Corn Oil Extraction Note

Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrued interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever was greater. As of March 31, 2012 and September 30, 2011, we had $0 and $2,790,000 outstanding on our corn oil extraction loan respectively. In January 2012, we paid the Corn Oil Extraction Term Note in full.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants.

As part of the 2012 Amendment, our fixed charge coverage ratio was amended from no less than 1.25:1.00 to no less than 1.15:1.00. Our fixed charge coverage ratio will be measured on a rolling four quarter basis and is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note.

We were previously required to maintain a minimum net worth of $65,000,000, plus the greater of $500,000 or the amount of undistributed earnings accumulated since the inception of the note. However, the 2012 Amendment removed this covenant.

Pursuant to the 2012 Amendment, our minimum working capital was increased from $10,000,000 to $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities.

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding a certain amount. As part of the 2012 Amendment, our capital expenditure limit was increased to an aggregate amount of $4,000,000 in any single fiscal year. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.

We were in compliance with all covenants at March 31, 2012 and we anticipate that we will continue to meet these covenants through at least March 31, 2013.
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

Capital Improvements

We have conducted a bottlenecking analysis of our facility and operations in order to find ways to improve production efficiency. We expect to make certain capital improvements totaling approximately $1,000,000 to $2,000,000 as a result of this analysis. We expect that these improvements will be funded by cash flow from operations and be completed by the end of our third fiscal quarter.

Distribution

On January 17, 2012, the board of directors approved a distribution of $430 per unit, for a total distribution of $6,280,580, for members of record as of that date. The distribution was paid in February 2012.

Subsequent Events

None.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; fixed assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three month or the six month periods ended March 31, 2012.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  However, as of March 31, 2012 we did not have any amounts outstanding on our revolving line of credit and terms loans bearing variable interest rates.

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of March 31, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of March 31, 2012, our interest rate swap had a liability fair value of $2,713,141.

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

As of March 31, 2012, we have open short (selling) positions for 4,440,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 12,525,500 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of March 31, 2012, we have open long (buying) positions for 2,100,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 5,880,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. In addition, we have open long (buying) positions for 890,000 MMBTUs of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through December 2013, ethanol derivatives are forecasted to settle through December 2012 and natural gas derivatives are forecasted to settle through October 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended March 31, 2012, we recorded gains due to the change in fair value of our outstanding corn and ethanol derivative positions of $1,336,368 and $69,286, respectively. We also recorded a loss due to changes in fair value of our outstanding natural gas derivative positions of $158,499.

At March 31, 2012, we have committed to purchase approximately 3,123,000 bushels of corn through February 2014 at an average bushel price of $6.31 and the spot price at March 31, 2012 was $6.82 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of March 31, 2012 we had price protection in place for approximately 8% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 3% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of March 31, 2012 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2012. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 3/31/2012	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$737,340
Ethanol	114,000,000	Gallons	10%	$25,195,635
Corn	40,000,000	Bushels	10%	$25,150,114
DDGs	318,000	Tons	10%	$6,047,500

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of fiscal 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Seventh Amended and Restated Revolving Promissory Note between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 14, 2012.*
10.2	Tenth Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 14, 2012.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Condensed Statements of Operations and Comprehensive Income for the three and six months ended March 31, 2012 and 2011, (iii) Statements of Cash Flows for the three and six months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 4, 2012	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2012	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)