Form 10-Q
period 2012-06-30
Cardinal Ethanol LLC
filed 2012-08-07
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	June 30, 2012	September 30, 2011
	(Unaudited)
Current Assets
Cash	$8,985,402	$10,802,072
Restricted cash	5,729,424	2,358,802
Trade accounts receivable, net of an allowance of $54,276 and $23,500, respectively	11,317,699	19,100,842
Miscellaneous receivables	159,585	471,403
Inventories	13,319,056	11,732,998
Deposits	—	192,250
Prepaid and other current assets	328,319	435,282
Commodity derivative instruments	80,241	4,736,691
Total current assets	39,919,726	49,830,340

Property, Plant, and Equipment
Land and land improvements	21,105,097	21,105,097
Plant and equipment	122,051,515	121,310,752
Building	6,991,721	6,991,721
Office equipment	376,847	356,516
Vehicles	31,928	31,928
Construction in process	239,346	—
	150,796,454	149,796,014
Less accumulated depreciation	(30,948,852)	(24,626,303)
Net property, plant, and equipment	119,847,602	125,169,711

Other Assets
Deposits	80,000	80,000
Investment	474,837	453,676
Financing costs, net of amortization	203,844	343,023
Total other assets	758,681	876,699

Total Assets	$160,526,009	$175,876,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2012	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$2,077,181	$2,081,140
Accounts payable- corn	6,891,743	4,059,970
Construction retainage payable	—	101,928
Accrued expenses	1,105,178	1,547,097
Commodity derivative instruments	2,755,538	88,390
Derivative instruments - interest rate swap	1,407,758	1,521,531
Current maturities of long-term debt and capital lease obligations	3,562,168	9,228,305
Total current liabilities	17,799,566	18,628,361

Long-Term Debt and Capital Lease Obligations	28,889,410	42,960,017

Derivative Instruments - interest rate swap	959,605	1,961,239

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(2,367,362)	(3,482,769)
Distributions to members	(6,280,580)	—
Retained earnings	50,613,157	44,897,689
Total members' equity	112,877,428	112,327,133

Total Liabilities and Members’ Equity	$160,526,009	$175,876,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$69,530,510	$92,284,735	$234,699,624	$246,937,522

Cost of Goods Sold	70,403,480	76,614,737	223,281,117	219,980,026

Gross Profit (Loss)	(872,970)	15,669,998	11,418,507	26,957,496

Operating Expenses	1,460,779	1,133,974	3,668,152	3,229,787

Operating Income (Loss)	(2,333,749)	14,536,024	7,750,355	23,727,709

Other Income (Expense)
Interest income	698	659	2,103	2,094
Interest expense	(666,864)	(1,085,660)	(2,165,079)	(3,423,939)
Miscellaneous income (expense)	(11,668)	1,091	128,089	8,932
Total	(677,834)	(1,083,910)	(2,034,887)	(3,412,913)

Net Income (Loss)	$(3,011,583)	$13,452,114	$5,715,468	$20,314,796

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(206.19)	$921.00	$391.31	$1,390.85

Distributions Per Unit	$430.00	$—	$430.00	$—

Comprehensive Income (Loss):
Net income (loss)	$(3,011,583)	$13,452,114	$5,715,468	$20,314,796
Interest rate swap fair value change and reclassification, net	345,778	480,002	1,115,407	1,221,458
Comprehensive Income (Loss)	$(2,665,805)	$13,932,116	$6,830,875	$21,536,254

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$5,715,468	$20,314,796
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	6,461,728	6,389,090
Change in fair value of commodity derivative instruments	2,080,498	9,069,301
Non-cash dividend income	(21,161)	(187,093)
Provision for uncollectible accounts	(54,276)	33,377
Change in operating assets and liabilities:
Restricted cash	(3,370,622)	704,301
Trade accounts receivables	7,837,419	(4,664,167)
Miscellaneous receivable	311,818	607,237
Inventories	(1,586,058)	(5,183,088)
Prepaid and other current assets	106,963	5,973
Deposits	192,250	163,106
Derivative instruments	5,243,100	(16,001,216)
Accounts payable	(3,959)	663,112
Accounts payable-corn	2,831,773	1,139,557
Construction retainage payable	(101,928)	(249,772)
Accrued expenses	(441,919)	126,916
Net cash provided by operating activities	25,201,094	12,931,430

Cash Flows from Investing Activities
Capital expenditures	(761,094)	(603,014)
Payments for construction in process	(239,346)	—
Net cash used for investing activities	(1,000,440)	(603,014)

Cash Flows from Financing Activities
Distributions paid	(6,280,580)	—
Payments for capital lease obligations	(2,010)	(6,113)
Proceeds from long-term debt	—	29,800,000
Payments on long-term debt	(19,734,734)	(36,997,266)
Net cash used for financing activities	(26,017,324)	(7,203,379)

Net Increase (Decrease) in Cash	(1,816,670)	5,125,037

Cash – Beginning of Period	10,802,072	3,317,820

Cash – End of Period	$8,985,402	$8,442,857

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Interest paid	$2,190,328	$3,534,392

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$1,314	$101,928
Gain on derivative instruments included in other comprehensive income	$1,115,407	$1,221,458

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

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

Inventories

Inventories are stated at the lower of cost or market. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Cost for substantially all inventory is determined using the lower of (average) cost or market. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margins.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $660,000 and $1,436,000 for the three and nine months ended June 30, 2012. Commissions for the same period in 2011 were approximately $844,000 and $2,571,000, respectively. Freight was approximately $1,610,000 and $7,020,000 for the three and nine months ended June 30, 2012. Freight for the same period in 2011 was approximately $3,068,000 and $7,657,000, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

Interest income is recognized as earned. Patronage dividends are recognized when received.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members' units outstanding during the period. Diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income (loss) per unit are the same.

2. CONCENTRATIONS

One major customer accounted for approximately 89% and 92% of the outstanding accounts receivable balance at June 30, 2012 and September 30, 2011, respectively. This same customer accounted for approximately 76% and 78% of revenue for the three and nine months ended June 30, 2012, respectively. Revenue percentages for the same customer for the three and nine months ended June 30, 2011 were 82% and 82%, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

3.  INVENTORIES

Inventories consist of the following as of June 30, 2012 and September 30, 2011:

	June 30, 2012 (Unaudited)	September 30, 2011
Raw materials	$6,470,148	$6,061,116
Work in progress	2,686,618	2,409,106
Finished goods	2,597,714	2,065,407
Spare parts	1,564,576	1,197,369
Total	$13,319,056	$11,732,998

For the nine months ended June 30, 2012 , the Company recorded losses of approximately $226,000 related to corn inventory and approximately $1,093,000 related to ethanol inventory where the market value was less than the cost basis, attributable primarily to decrease in market prices of corn and ethanol for the inventory on hand. The loss was recorded in cost of goods sold in the statement of operations.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2012, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through February 2014 for a total commitment of approximately $27,031,000. Approximately $1,840,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2012. At June 30, 2012, the Company has no forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 51,000 tons at various fixed prices for various delivery periods.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn and natural gas derivative instruments are included as a component of cost of goods sold

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2014 and August 2012, respectively, as of June 30, 2012.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

The following table indicates the bushels of corn under derivative contract as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Short	4,825,000	5,910,000
Long	490,000	5,235,000

The following table indicates the gallons of ethanol under derivative contract as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Short	10,500,000	29,431,000
Long	12,600,000	840,000

The following table indicates the MMBTUs of natural gas under derivative contract as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Long	—	210,000

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

At June 30, 2012, the Company had approximately $32,449,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income.

The interest rate swaps held by the Company as of June 30, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2012:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,407,758
Interest rate swap	Derivative Instruments - Long Term	—	959,605
Ethanol derivative contracts	Commodity Derivative Instruments - Current	80,241	—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	2,755,538

As of June 30, 2012 the Company had approximately $5,729,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

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

As of September 30, 2011 the Company had approximately $2,359,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Three months ended June 30, 2012	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Three months ended June 30, 2012	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended June 30, 2012
Interest rate swap	$(35,186)	Interest expense	$380,964	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Three months ended June 30, 2011	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Three months ended June 30, 2011	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended June 30, 2011
Interest rate swap	$(534,923)	Interest expense	$438,562	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,682,579)
Ethanol Derivative Contracts	Revenues	348,022
Natural Gas Derivative Contracts	Cost of Goods Sold	205,004
Totals		$(1,129,553)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Nine months ended June 30, 2012	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Nine months ended June 30, 2012	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Nine months ended June 30, 2012
Interest rate swap	$(111,278)	Interest expense	$1,226,685	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Nine months ended June 30, 2011	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Nine months ended June 30, 2011	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Nine months ended June 30, 2011
Interest rate swap	$(216,934)	Interest expense	$1,342,031	Interest expense	$—

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,762,020)
Ethanol Derivative Contracts	Revenues	(258,254)
Natural Gas Derivative Contracts	Cost of Goods Sold	(60,224)
Totals		$(2,080,498)

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(5,813,802)
Ethanol Derivative Contracts	Revenues	(3,255,499)
Totals		$(9,069,301)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis as of June 30, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,367,363)	$(2,367,363)	$—	$(2,367,363)	$—
Corn Derivative Contracts	(2,755,538)	(2,755,538)	(2,755,538)	—	—
Ethanol Derivative Contracts	80,241	80,241	80,241	—	—
Natural Gas Derivative Contracts	—	—	—	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(3,482,770)	$(3,482,770)	$—	$(3,482,770)	$—
Corn Derivative Contracts	2,318,663	2,318,663	2,318,663	—	—
Ethanol Derivative Contracts	2,418,028	2,418,028	2,418,028	—	—
Natural Gas Derivative Contracts	(88,390)	(88,390)	(88,390)

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

Line of Credit

In February 2012, the Company amended the $15,000,000 short-term line of credit through February 2013 and adjusted the interest rate to the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 4.0% and a minimum rate of 5%. This short-term line of credit is also subject to certain borrowing base limitations. The fixed charge coverage ratio covenant is reduced from 1.25:1.0 to 1.15:1.0, and the tangible net worth covenant is eliminated. The working capital covenant is increased from $10,000,000 to $15,000,000, and the capital expenditures covenant is raised to allow the Company $4,000,000 of expenditures per year instead of $1,000,000 without prior approval. There were no borrowings outstanding on the line of credit at June 30, 2012 or September 30, 2011.

Fixed Rate Note

The Company has an interest rate swap contract in connection with the note payable to its bank that contains a variable rate. The agreement requires the Company to hedge this original note principal balance, up to $41,500,000, and matures on April 8, 2014.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

The variable interest rate is determined quarterly based on the 3-month LIBOR rate plus 300 basis points. The fixed interest rate set by the swap is 8.11%.

The fair value of the interest rate swap at June 30, 2012 was $2,367,363 and was $3,482,770 at September 30, 2011 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was $32,449,367 and $34,920,938 at June 30, 2012 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

At June 30, 2012 and September 30, 2011 the balance on the variable rate note was $0 and $14,464,452, respectively. We have no ability to draw upon the variable rate note.

At June 30, 2012 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-day LIBOR rate plus 350 basis points with no minimum rate. At June 30, 2012, the interest rate was 4.01%. The maximum availability on the long term revolving note at June 30, 2012 was $7,000,000, which reduces by $250,000 each quarter.

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. At June 30, 2012 and September 30, 2011 the balance on the corn oil extraction note was $0 and $2,790,000, respectively. In January 2012, the Company paid the corn oil extraction note in full. Prior to that, the Company and the primary lender had negotiated a proposal to lower the interest rate to 90-day LIBOR plus 350 basis points, with no minimum rate.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Long-term debt, as discussed above, consists of the following at June 30, 2012:

Fixed rate loan	$32,449,367
Capital lease obligation (Note 7)	2,211
Totals	32,451,578
Less amounts due within one year	3,562,168
Net long-term debt	$28,889,410

The estimated maturities of long-term debt at June 30, 2012 are as follows:

July 1, 2012 to June 30, 2013	$3,562,168
July 1, 2013 to June 30, 2014	28,889,410
Total long-term debt	$32,451,578

7. LEASES

At June 30, 2012, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2012

	Capital	Operating	Total
July 1, 2012 to June 30, 2013	$2,231	$1,079,954	$1,082,185
July 1, 2013 to June 30, 2014	—	362,968	362,968
July 1, 2014 to June 30, 2015	—	6,564	6,564
July 1, 2015 to June 30, 2016	—	6,564	6,564
July 1, 2016 to June 30, 2017	—	6,564	6,564
Thereafter	—	7,111	7,111
Total minimum lease commitments	2,231	1,469,725	1,471,956
Less interest	(20)	—	(20)
Present value of minimum lease payments	$2,211	$1,469,725	$1,471,936

8. COMMITMENTS AND CONTINGENCIES

Contingencies

In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. The Company is not currently able to predict the outcome of this litigation with any degree of certainty. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

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

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the unleaded gasoline and the petroleum markets, although, since 2005, the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We are currently operating at a rate of approximately 112 million gallons. We expect to continue at this level for the near future. However, inability to buy corn at prices that allow us to operate profitably could require us to decrease or halt production.

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

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

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

The Midwest is experiencing drought conditions which has created uncertainty regarding the amount of corn that will be harvested in the fall of 2012. Corn prices increased significantly late in June and have remained high following the end of our third quarter in response to this uncertainty and concerns regarding projected corn crop. These have not been offset by ethanol prices which has resulted in tighter operating margins. These tighter operating margins have resulted in some ethanol plants slowing or even halting production altogether. Management will continue to monitor the availability of corn in our area. However , should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce production at our plant.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2012 and 2011:

	2012		2011
Statement of Operations Data	Amount	%	Amount	%
Revenue	$69,530,510	100.00	$92,284,735	100.00
Cost of Goods Sold	70,403,480	101.26	76,614,737	83.02
Gross Profit	(872,970)	(1.26)	15,669,998	16.98
Operating Expenses	1,460,779	2.10	1,133,974	1.23
Operating Income	(2,333,749)	(3.36)	14,536,024	15.75
Other Expense, net	(677,834)	(0.97)	(1,083,910)	(1.17)
Net Income (Loss)	$(3,011,583)	(4.33)	$13,452,114	14.58

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$52,709,331	75.81%	$75,387,493	81.69%
Dried Distillers Grains Sales	14,539,662	20.91	14,394,424	15.60
Wet Distillers Grains Sales	30,642	0.04	35,473	0.04
Corn Oil Sales	2,200,875	3.17	2,383,821	2.58
Other Revenue	50,000	0.07	83,524	0.09
Total Revenues	$69,530,510	100.00%	$92,284,735	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2012.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Production:
Ethanol sold (gallons)	25,102,822	28,684,959
Distillers grains sold (tons)	72,071	76,784
Corn oil sold (pounds)	5,060,520	4,731,480

Revenues:
Ethanol average price per gallon	$2.18	$2.63
Distillers grains average price per ton	$206.54	$198.27
Corn oil average price per pound	$0.43	$0.50

Primary Inputs:
Corn ground (bushels)	8,882,020	9,755,161
Natural gas purchased (MMBTU)	686,039	772,746

Costs of Primary Inputs:
Corn average price per bushel ground	$6.74	$6.63
Natural gas average price per MMBTU	$2.64	$4.75

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.066	$0.079
Denaturant cost per gallon of ethanol sold	$0.052	$0.060
Electricity cost per gallon of ethanol sold	$0.033	$0.032
Direct Labor cost per gallon of ethanol sold	$0.022	$0.020

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the three month period ended June 30, 2012, we received approximately 76% of our revenue from the sale of fuel ethanol, approximately 21% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended June 30, 2011, we received approximately 82% of our revenue from the sale of fuel ethanol and approximately 16% of our revenue from the sale of distillers grains, and approximately 2% of total sales from corn oil and carbon dioxide.

Ethanol

Our revenues from ethanol significantly decreased for our three month period ended June 30, 2012 as compared to our three month period ended June 30, 2011. Our decrease in revenues for our three month period ended June 30, 2012 as compared to 2011 was the result of lower ethanol prices on average per gallon in the three month period ended June 30, 2012 as compared to the same period in 2011. We are currently operating at approximately 12% above our nameplate capacity.

During the three month period ended June 30, 2012, the market price of ethanol varied between $1.96 per gallon and $2.34 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.18 for the three month period ended June 30, 2012. During the three month period ended June 30, 2011, the market price of ethanol varied between $2.57 per gallon and $2.88 per gallon. Our average price per gallon of ethanol sold was $2.63 per gallon, for the three month period ended June 30, 2011.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At June 30, 2012 we have no forward ethanol sales contracts. As of June 30, 2012 we have open short (selling) positions for 10,500,000 gallons of ethanol and 12,600,000 open long (buying) position for gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through August 2012. For the three month periods ended June 30, 2012 and 2011, we recorded net gains on our ethanol derivative contracts of $348,022 and $1,538,633, respectively. These gains were recorded with our revenues in the statement of operations.

Ethanol prices trended downward throughout the quarter rising subsequent to quarter end. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Ethanol prices could rise substantially in relation to corn if the price of corn rises as a result of a short crop due to ongoing drought conditions experienced in much of the Midwest. However, lower oil prices and an oversupply of ethanol resulting from the end of VEETC, could result in ethanol prices failing to follow corn and remaining flat or decreasing throughout our fourth fiscal quarter. In addition, management believes that lower gasoline and export demand along with strong industry production and increased imports from Brazil could also negatively impact ethanol prices in our fourth fiscal quarter.

We experienced a decrease in the gallons of ethanol sold in the three month period ended June 30, 2012 as compared to the same period in 2011 due to unscheduled maintenance shutdowns and a power outage. We sold approximately 25,103,000 gallons of ethanol during the three month period ended June 30, 2012 compared to approximately 28,685,000, for the same three month period ended in 2011.

Management anticipates that ethanol sales will remain relatively consistent during the remaining quarters of our 2012 fiscal year. However, drought conditions experienced in much of the Midwest may result in our inability to secure corn at prices that allow us to operate the ethanol plant profitably. If that occurs, we may be required to decrease or halt production for a period of time. In addition, management anticipates that ethanol sales will be lower during our fourth quarter of 2012 due to our scheduled maintenance shutdown which typically results in lower ethanol production.

Distillers Grains

Our revenues from distillers grains increased slightly in the three month period ended June 30, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended June 30, 2012 as compared to the same period in 2011.

During the three month period ended June 30, 2012, the market price of distillers grains varied between $149 per ton of distillers grains and $224 per ton of distillers grains. Our average price per ton of distillers grains sold was $207 per ton for the three month period ended June 30, 2012 as compared to an average price of $198 for the three month period ended June 30, 2011. The amount of distillers grains sold in the three month period ended June 30, 2012 decreased as compared to the same period in 2011 due to a decrease in ethanol production levels.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices have been increasing throughout our third fiscal quarter in relation to strong corn prices which have faced pressure from low carry over and poor crop progress reports caused by the drought experienced in much of the Midwest. Typically, distillers grain prices as a percentage of corn value are approximately 80% or better. During our third quarter, distillers grain prices were higher as a percentage of corn value than expected. Management believes that distillers grains prices will generally continue to follow corn; however we expect distillers grains prices to revert to traditional levels as a percentage of corn value. In addition, management expects distillers grain prices to continue to be influenced by export demand and concerns related to vomitoxin.

We sold 72,071 tons and 76,784 tons of distillers grains during the three month periods ended June 30, 2012 and 2011, respectively. Management anticipates that distillers grain sales will decrease during our fourth quarter due to our scheduled maintenance shutdown.

Corn Oil

Our corn oil sales decreased in the three month period ended June 30, 2012 as compared to the same period in 2011 which was primarily a result of a decrease in the average price per pound of corn oil in the three month period ended June 30, 2012 as compared to the same period in 2011. The average price per pound of corn oil was $0.43 per pound for the quarter ended June 30, 2012 as compared to $0.50 for the same quarter in 2011. Management expects corn oil prices will remain relatively steady in the near term but could decrease due to the elimination of the biodiesel tax credit or if there is an oversupply of biodiesel. In addition, additional plants entering into the market and producing corn oil could result in an oversupply of corn oil which could negatively affect prices unless additional demand can be created.

Corn oil yields increased during our third fiscal quarter as compared to the previous fiscal quarter and management expects yields to continue at a similar rate. However, management continues to refine the operation of our corn oil extraction equipment and investigate ways to improve production levels.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 101% for the three months ended June 30, 2012 as compared to 83% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of corn relative to the price of ethanol and distillers grains for the three months ended June 30, 2012 as compared to the same period in 2011. Our two largest costs of production are corn and natural gas.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended June 30, 2012, our average price paid per bushel of corn increased as compared to the same period in 2011.

During the three month period ended June 30, 2012, we used approximately 8,882,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 9,755,000 bushels for the same period in 2011. During the three months ended June 30, 2012 we sold less gallons of ethanol and tons of distillers grains as compared to the same period in 2011. During the three month period ended June 30, 2012, the market price of corn varied between $5.14 per bushel and $7.16 per bushel. Our average price per bushel of corn ground was $6.74, including the effects of our risk management/hedging. During the three month period ended June 30, 2011, the market price of corn varied between $6.65 and $8.34 per bushel. Our average price per bushel of corn ground was $6.63, including the effects of our risk management/hedging. Corn prices trended lower during April, May and the first part of June. However, corn prices rose substantially late in June in response to drought conditions experienced in much of the Midwest which resulted in poor crop progress reports and concerns regarding projected corn crop. Management expects that corn prices will remain volatile through the summer of 2012 as a result of an increase in demand for corn and a projected limited supply. Corn prices will depend largely on how much corn is impacted by the currently unfavorable weather conditions and the amount of corn crop that is ultimately harvested in the fall of 2012. High corn prices will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At June 30, 2012, we have forward corn purchase contracts for various delivery periods through February 2014 for a total commitment of approximately $27,031,000. Approximately $1,840,000 of the forward corn purchases were with a related party. As of June 30, 2012 we also have open short (selling) positions for 4,825,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 490,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2014. For the three month periods ended June 30, 2012 and 2011, we recorded net losses on our corn derivative contracts of $1,682,579 and gains of $3,723,837, respectively. These gains/losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were lower during our three month period ended June 30, 2012 as compared to the three month period ended June 30, 2011. This decrease in cost of natural gas for the three month period ended June 30, 2012 as compared to the same period in 2011 was primarily the result of a decrease in the average price per MMBTU of our natural gas.

During our three month period ended June 30, 2012, we purchased approximately 686,000 MMBTU's of natural gas as compared to 773,000 MMBTU's for the three month period ended June 30, 2011. Management attributes this decrease in natural gas to the increased efficiency of some of the plant's mechanical systems as well as lower production during the quarter. During the three month period ended June 30, 2012 the market price of natural gas varied between $2.23 per MMBTU and $4.05 per MMBTU. Our average price per MMBTU of natural gas was $2.64 after considering the effects of our risk management/hedging. During the three month period ended June 30, 2011 the market price of natural gas varied between $4.59 per MMBTU and $5.39 per MMBTU. Our average price per MMBTU of natural gas was $4.75. For the three month period ended June 30, 2012, we recorded net gains of $205,004 on our natural gas derivative contracts. These net gains were recorded in our cost of good sold in our statement of operations.

Natural gas prices have remained at historically low levels although they trended upward slightly during our third fiscal quarter. Management anticipates that natural gas prices will remain relatively low throughout our fiscal year unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production could also result in increased energy demand which could result in an increase in natural gas prices. This may be offset somewhat by the normal seasonal decline of natural gas demand during summer months.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2% for the three months ended June 30, 2012 compared to approximately 1% in the same period of 2011. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $326,000 for the three month period ended June 30, 2012 as compared to the same period in 2011 primarily due to our E15 registration, donations to the Growth Energy E15 campaign and increases in our property taxes. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Loss

Our loss from operations for the three months ended June 30, 2012 was approximately 3% of our revenues compared to an operating income of 16% of our revenues for the same period in 2011. The operating loss for the three month period ended June 30, 2012 was primarily the result of the lower prices we received for our ethanol relative to the cost of corn.

Other Expense

Our other expense for the three months ended June 30, 2012 was approximately 0.9% of our revenues compared to other expense of approximately 1.1% of revenues for the same period in 2011. Our other expense for the three month period ended June 30, 2012 and 2011 consisted primarily of interest expense.

Results of Operations for the Nine Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30, 2012 (Unaudited)		Nine Months Ended June 30, 2011 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$234,699,624	100.00%	$246,937,522	100.00%
Cost of Goods Sold	223,281,117	95.13%	219,980,026	89.08%
Gross Profit	11,418,507	4.87%	26,957,496	10.92%
Operating Expenses	3,668,152	1.56%	3,229,787	1.31%
Operating Income	7,750,355	3.30%	23,727,709	9.61%
Other Expense, net	(2,034,887)	(0.87)%	(3,412,913)	(1.38)%
Net Income	$5,715,468	2.44%	$20,314,796	8.23%

The following table shows the sources of our revenue for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$183,299,059	78.10%	$203,014,482	82.21%
Dried Distillers Grains Sales	44,649,519	19.02%	39,566,839	16.02%
Wet Distillers Grains Sales	103,872	0.04%	121,296	0.05%
Corn Oil Sales	6,461,693	2.75%	3,746,298	1.52%
Other Revenue	185,481	0.08%	488,607	0.20%
Total Revenues	$234,699,624	100.00%	$246,937,522	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Production:
Ethanol sold (gallons)	81,537,468	87,263,115
Distillers grains sold (tons)	229,056	244,278
Corn oil sold (pounds)	15,444,440	8,466,320

Revenues:
Ethanol average price per gallon	$2.37	$2.47
Distillers grains average price per ton	$199.48	$169.84
Corn oil average price per pound	$0.42	$0.44

Primary Inputs:
Corn ground (bushels)	29,101,692	30,134,331
Natural gas purchased (MMBTU)	2,284,182	2,374,343

Costs of Primary Inputs:
Corn average price per bushel ground	$6.57	$6.18
Natural gas average price per MMBTU	$3.28	$4.54

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.073	$0.071
Denaturant cost per gallon of ethanol sold	$0.053	$0.054
Electricity cost per gallon of ethanol sold	$0.030	$0.030
Direct Labor cost per gallon of ethanol sold	$0.019	$0.018

Revenues

For the nine month period ended June 30, 2012, ethanol sales comprised approximately 78% of our revenues and distillers grains sales comprised approximately 19% of our revenues, while corn oil and carbon dioxide sales comprised approximately 3% of our revenues. For the nine month period ended June 30, 2011, ethanol sales comprised approximately 82% of our revenue and distillers grains sales comprised approximately 16% of our revenue, while corn oil and carbon dioxide sales comprised approximately 2% of our revenues.

Ethanol

Our revenues from ethanol decreased for our nine month period ended June 30, 2012 as compared to the nine month period ended June 30, 2011 primarily as a result of lower ethanol prices on average per gallon and decreased ethanol sales in the nine month period ended June 30, 2012 as compared to the same period in 2011.

During the nine month period ended June 30, 2012 the market price of ethanol varied between $1.96 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.37 for the nine month period ended June 30, 2012. During the nine month period ended June 30, 2011, the market price of ethanol varied between $2.07 and $2.88 per gallon. Our average price per gallon of ethanol sold was $2.47. During the nine month period ended June 30, 2012, we sold approximately 81,537,000 gallons of ethanol as compared to our sales of approximately 87,263,000 gallons of ethanol for the same period in 2011. For the nine month period ended June 30, 2012, we recorded net losses on our ethanol derivative contracts of $258,254 as compared to net losses of $3,255,499 for the same period in 2011. These losses were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the nine month period ended June 30, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the nine month period ended June 30, 2012 as compared to the same period in 2011 which more than offset the decrease in distillers grains sales.

During the nine month period ended June 30, 2012, the market price of distillers grains varied between approximately $149 and $224 per ton. Our average price per ton of distillers grains sold was $199. During the nine month period ended June 30, 2011, the market price of distillers grains varied between approximately $105 per ton and $220 per ton. Our average price per ton of distillers grains sold was $170. During our nine month period ended June 30, 2012, we sold approximately 229,000 tons of distillers grains compared to approximately 244,000 for the same period in 2011.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 95% for the nine month period ended June 30, 2012 compared to 89% for the same period of 2011. Our two largest costs of production are corn and natural gas.

Corn Costs

During the nine month period ended June 30, 2012 we used approximately 29,102,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 30,134,000 bushels for the same period in 2011. During the nine month period ended June 30, 2012, the market price of corn varied between $5.14 per bushel and $7.16 per bushel. Our average price per bushel of corn ground was $6.57 after considering the effects of our risk management/hedging. During the nine month period ended June 30, 2011, the market price of corn varied between $4.24 and $8.34 per bushel. Our average price per bushel of corn ground was $6.18 after considering the effects of our risk management/hedging. For the nine month period ended June 30, 2012, we recorded net losses on our corn derivative contracts of $1,762,020. For the same period in 2011, we recorded corn derivative net losses of $5,813,802. These net losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our nine month period ended June 30, 2012, we purchased approximately 2,284,000 MMBTU's of natural gas as compared to approximately 2,374,000 MMBTU's for the same period in 2011. Management attributes this decrease in natural gas to efficiency improvements as the result of the Pavilion project. During the nine month period ended June 30, 2012, the market price of natural gas varied between $2.23 per MMBTU and $4.41 MMBTU. Our average price per MMBTU of natural gas was $3.28 after considering the effects of our risk management/hedging. During the nine month period ended June 30, 2011, the market price of natural gas varied between $3.92 per MMBTU and $5.39 per MMBTU. Our average price per MMBTU of natural gas was $4.54. For the nine month period ended June 30, 2012, we recorded net losses of $60,224 on our natural gas derivative contracts. These net losses were recorded in our cost of good sold in our statement of operations.

Operating Expense

Our operating expenses were higher for the nine month period ended June 30, 2012 than they were for the same period ended June 30, 2011. This increase in operating expenses is primarily due to an increase in general and administrative expenses due to registration for E15. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the nine months ended June 30, 2012 was approximately 3% of our revenues compared to operating income of approximately 10% of our revenues for the nine months ended June 30, 2011. The decrease in income was primarily a result of lower ethanol prices received for our ethanol along with higher corn costs on average for the period ended June 30, 2012 as compared to the same period in 2011.

Other Income and Other Expense

Other expense for the nine months ended June 30, 2012, was approximately 1% of our revenue and totaled approximately $2,035,000. Other expense for the nine months ended June 30, 2011 was approximately 1% of our revenue and totaled approximately $3,413,000. Other expense consisted primarily of interest expense. This decrease was primarily due to a decrease in interest expense resulting from our payments on our credit facility.

Changes in Financial Condition for the Nine Months Ended June 30, 2012

The following table highlights the changes in our financial condition:

	June 30, 2012 (Unaudited)	September 30, 2011
Current Assets	$39,919,726	$49,830,340
Current Liabilities	$17,799,566	$18,628,361
Member's Equity	$112,877,428	$112,327,133

We experienced a decrease in our total current assets at June 30, 2012 compared to our fiscal year ended September 30, 2011. We had cash of approximately $8,985,000 at June 30, 2012 as compared to $10,802,000 at September 30, 2011. This decrease in cash is because of substantial debt reduction and the payment of distributions to members. Commodity derivative instruments decreased approximately $4,656,000 at June 30, 2012 compared to September 30, 2011. This decrease is the result of a smaller volume of hedged positions in the futures markets. We also experienced an increase of approximately $1,586,000 in the value of our inventory at June 30, 2012 compared to September 30, 2011. At June 30, 2012, we had trade accounts receivable of approximately $11,318,000 compared to trade accounts receivable at September 30, 2011 of approximately $19,101,000.

We experienced a decrease in our total current liabilities at June 30, 2012 compared to September 30, 2011. The decrease is primarily due to a decrease in our current maturities of long term debt to approximately $3,562,000 at June 30, 2012 as compared to approximately $9,228,000 at September 30, 2011 as result of paying off the variable rate and corn oil notes. We experienced an increase in our accounts payable related to corn to approximately $6,892,000 at June 30, 2012 as compared to approximately $4,060,000 at September 30, 2011. The increase in corn payables is due to the increase in producers deferring payment on corn until the first of the year. Our commodity derivative instruments also increased to approximately $2,756,000 at June 30, 2012 as compared to approximately $88,000 at September 30, 2011.

We experienced a decrease in our long-term liabilities as of June 30, 2012 compared to September 30, 2011. At June 30, 2012 we had approximately $28,889,000 outstanding in the form of long-term loans, compared to approximately $42,960,000 at September 30, 2011. The decrease is primarily due to scheduled principal repayments made on our term loans, the payoff of the variable rate note in October 2011 and the payoff of the corn oil extraction note in February 2012.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2012 fiscal year. However, while operating margins were positive during April and May, a substantial downturn in operating conditions resulted in negative operating margins in June and tight operating margins since the end of our fiscal quarter. Management believes that this is the result of decreasing ethanol prices along with rising commodity markets due to ongoing drought conditions experienced in much of the Midwest resulting in poor crop progress reports and projections of a short corn crop. Management expects that operating margins will remain tight and perhaps negative through the end of our fiscal year 2012. A short corn supply could substantially increase corn prices putting pressure on liquidity or resulting in unavailability of corn which could require us to decrease production for a period of time. In addition, an over supply of ethanol could also negatively impact ethanol prices in our fourth fiscal quarter. While we have reduced our reliance on our revolving lines of credit and paid off the balance on our variable rate note and our corn oil extraction note, should we continue to experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the nine months ended June 30, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$25,201,094	12,931,430
Net cash used in investing activities	$(1,000,440)	(603,014)
Net cash used for financing activities	$(26,017,324)	(7,203,379)
Net increase (decrease) in cash	$(1,816,670)	5,125,037
Cash, beginning of period	$10,802,072	3,317,820
Cash, end of period	$8,985,402	8,442,857

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the nine month period ended June 30, 2012 as compared to the same period in 2011. Approximately $25,201,000 of cash was provided by operating activities for the nine months ended June 30, 2012 as compared to approximately $12,931,000 used for operating activities for the nine months ended June 30, 2011. Our net income from operations for the nine months ended June 30, 2012 was approximately $5,715,000 as compared to net income of approximately $20,315,000 for the same period in 2011.

The change in the fair value of our derivative instruments increased by approximately $2,080,000 for the nine months ended June 30, 2012 as compared to increasing by $9,069,000 for the same period in 2011. Our restricted cash also decreased by approximately $3,371,000 for the nine month period ended June 30, 2012 as compared to increasing $704,000 for the same period in 2011 and our inventory increased by approximately $1,586,000 for the nine month period ended June 30, 2012 as compared to increasing by $5,183,000 for the same period in 2011. During the nine months ended June 30, 2012, corn prices have been less volatile than in the nine months ended June 30, 2011. We also held a smaller hedge position in the nine months ended June 30, 2012 as compared to the same nine months ending June 30, 2011. These two factors are the primary reasons in the variation in the changes in these accounts for the two nine month periods.

Finally, our trade accounts receivable increased $7,837,000 for the nine month period ended June 30, 2012 as compared to decreasing $4,664,000 for the same period in 2011. This is mainly a reflection of the timing of ethanol shipments and collections between the two periods.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $1,000,000 for the nine months ended June 30, 2012 as compared to approximately $603,000 for the same period in 2011. Cash used in investing activities increased due to an increase in payments for construction in process and capital expenditures for the nine months ended June 30, 2012 as compared to the same period in 2011.

Cash Flow used in Financing Activities

Cash used in financing activities was approximately $26,017,000 for the nine months ended June 30, 2012 as compared to cash used in financing activities of approximately $7,203,000 for the same period in 2011. We had net payments of approximately $19,735,000 on our long term debt for the nine months ended June 30, 2012 as compared to approximately $36,997,000 for the nine months ended June 30, 2011. We also received proceeds of approximately $29,800,000 from our line of credit and long-term debt facilities for the nine months ended June 30, 2011. We also paid a dividend to our members in the amount of approximately $6,281,000 in the nine months ended June 30, 2012.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2012 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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

Line of Credit
Our revolving line of credit in the amount of $15,000,000 expires on February 13, 2013. The interest rate is the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. At June 30, 2012 and at September 30, 2011 there were no outstanding borrowings on the revolving line of credit.

Fixed Rate Note

As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of June 30, 2012 and September 30, 2011 we had an interest rate swap liability with a fair value of $2,367,363 and $3,482,770 respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the 3-month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was $32,449,367 and $34,920,938 at June 30, 2012 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

At June 30, 2012 and September 30, 2011, the balance on the variable rate note was $0 and $14,464,452, respectively. We have no ability to draw upon the variable rate note.

At June 30, 2012 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-Day LIBOR plus 350 basis points with no minimum interest rate. At June 30, 2012, the interest rate was 4.01%. The maximum availability on the long term revolving note at June 30, 2012 was $7,000,000, which reduces by $250,000 each quarter.

Corn Oil Extraction Note

Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrued interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever was greater. As of June 30, 2012 and September 30, 2011, we had $0 and $2,790,000 outstanding on our corn oil extraction loan respectively. In January 2012, we paid the Corn Oil Extraction Term Note in full.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants.

Our fixed charge coverage ratio is no less than 1.15:1.00 and will be measured on a rolling four quarter basis. It is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities.

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $4,000,000 in any single fiscal year. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also distribute up to 70% of net income provided we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.

We were in compliance with all covenants at June 30, 2012 and we anticipate that we will continue to meet these covenants through at least June 30, 2013.
We are currently operating at narrow margin levels. We anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements. However, significant uncertainties in the market continue to exist. Due to current commodity markets, we may continue to produce at reduced margins and therefore, we will continue to evaluate our liquidity needs for the upcoming months. We will continue to work with our lenders to try to ensure that the agreements and terms of the loan agreements are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our loan covenants or in default on our principal payments. Presently, we are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements. Should market conditions change radically, and we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We conducted a bottlenecking analysis of our facility and operations in order to find ways to improve production efficiency. At the present time, we are evaluating projects identified by that analysis to determine whether we will proceed. These projects may be deferred until market conditions improve.

Subsequent Events

None.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; fixed assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three month or the nine month periods ended June 30, 2012.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  However, as of June 30, 2012 we did not have any amounts outstanding on our revolving line of credit and terms loans bearing variable interest rates.

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of June 30, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of June 30, 2012, our interest rate swap had a liability fair value of $2,367,363.

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

As of June 30, 2012, we have open short (selling) positions for 4,825,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 10,500,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of June 30, 2012, we have open long (buying) positions for 490,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 12,600,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. In addition, we do not have any open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2014 and ethanol derivatives are forecasted to settle through August 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended June 30, 2012, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $1,682,579 and a gain due to the change in fair value of our outstanding ethanol derivative positions of $348,022. We also recorded a gain due to changes in fair value of our outstanding natural gas derivative positions of $205,004.

At June 30, 2012, we have committed to purchase approximately 4,453,000 bushels of corn through February 2014 at an average bushel price of $6.07 and the spot price at June 30, 2012 was $6.80 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of June 30, 2012 we had price protection in place for approximately 11% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 3% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of June 30, 2012 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2012. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2012	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$954,564
Ethanol	114,000,000	Gallons	10%	$25,023,000
Corn	40,000,000	Bushels	10%	$24,171,666
DDGs	318,000	Tons	10%	$6,263,690

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of fiscal 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

NRDC was successful in one of its administrative appeals, resulting in a January 11, 2011 ruling by an administrative law judge that IDEM cannot change its interpretation of Indiana's rules to match the EPA's rules without first revising the Indiana SIP. That decision was later reversed on appeal in a decision issued on May 15, 2012 by the Marion County Superior Court. The NRDC has appealed this ruling to the Indiana Court of Appeals. Although we intend to vigorously defend our Title V Operating Permit and believe we have legal arguments not available to the other ethanol plants whose permits have been appealed, should NRDC's challenge of our Permit be successful, we would be limited to our original operating permit parameters which would in turn decrease our production of ethanol and distillers grains.

Item 1A.    Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2011, included in our annual report on Form 10-K.

Recently operating margins in the ethanol industry have decreased which has had an adverse impact on profitability. Our ability to profitably operate the ethanol plant is primarily dependent on the spread between the price we pay for corn and the price we receive for our ethanol. Recently, the price of corn has been comparatively higher in relation to the price of ethanol than it has been historically. This has resulted in tighter operating margins, both at our ethanol plant and in the ethanol industry generally. These decreased operating margins affect our profitability. While in recent years the price of ethanol has followed the price of corn, this correlation has been less reliable during calendar year 2012 due to higher ethanol supplies and relatively lower ethanol demand. If this supply and demand imbalance continues and our operating margins continue to be tight, it may adversely impact our ability to profitably operate which could negatively impact the value of our units.

Drought conditions experienced this summer in much of the Midwest may have an adverse effect on corn supply and lead to increased corn prices which may force us to reduce or cease production if we are unable to secure the corn we require.. Our operations depend on an adequate supply of corn at a price at which we can profitably operate our ethanol plant. Weather conditions can have a dramatic effect on the price and availability of corn. Much of the Midwest is suffering from ongoing drought conditions which have resulted in the USDA issuing negative corn progress reports. If there is a short corn supply, we may have difficulty obtaining corn at all or at a price at which we can profitably operate our ethanol plant. If this occurs, we may have to slow or even halt plant operations which may adversely impact our profitability and the value of our units.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Condensed Statements of Operations and Comprehensive Income for the three and nine months ended June 30, 2012 and 2011, (iii) Statements of Cash Flows for the three and nine months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 7, 2012	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2012	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)