Form 10-K
period 2012-09-30
Cardinal Ethanol LLC
filed 2012-12-11
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2012

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

Securities registered pursuant to 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Membership Units.

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
☐ Yes     ☒ No

As of March 31, 2012, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $53,570,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit)

As of December 11, 2012, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2012.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distiller grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation including the Renewable Fuel Standard;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We have been operating at a rate of approximately 108 million gallons for the fiscal year ended 2012. We expect to continue at this level for the next twelve months. However, inability to buy corn at prices that allow us to operate profitably could require us to decrease or halt production.

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
The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Ethanol	78%	82%	85%
Distiller Grains	19%	16%	14%
Corn Oil	3%	2%	1%
Carbon Dioxide	>1%	>1%	>1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production for operating plants at approximately 13.4 billion gallons as of November 6, 2012.

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

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries. Distillers grains contain by-pass protein that is thought to be superior to other protein supplements such as cottonseed meal and soybean meal. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains with Solubles ("DWS"), Distillers Modified Wet Grains with Solubles ("DMWS") and Distillers Dried Grains with Solubles ("DDGS"). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Corn Oil

In November 2008, we began separating some of the corn oil contained in our distiller's grains for sale. We anticipate continuing to fine tune the operation of our corn oil extraction equipment and investigate ways to improve production levels. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

Carbon Dioxide

In March 2010, we entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with EPCO under which EPCO leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We supply to EPCO, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 150 tons of liquid carbon dioxide per day. EPCO pays Cardinal a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98,700 tons each year or approximately $493,500 annually. The amendment took effect in September 2012.

Ethanol, Distillers Grains and Corn Oil Markets

As described below in "Distribution of Principal Products," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. However, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. The United States ethanol industry exported a significant amount of distillers grains to Mexico, Canada and China. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China and because China recently terminated an 18-month anti-dumping investigation with respect to distillers grains imported from the United States. Over the last year, exports of ethanol have decreased.     We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

We market and distribute all of the corn oil we produce directly to end users and third party brokers.

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

On November 22, 2011, we amended our agreement to provide for an annual cap on the commission paid to Murex. We also agreed to extend the initial term of the agreement to an eleven year period, which now expires in 2019.
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
Corn Oil Distribution
We market and distribute all of the corn oil we produce directly to end users and third party brokers. Our corn oil is mainly used as a feed ingredient and as a feedstock in biodiesel production.
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

The RFS for 2012 was approximately 15.2 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.2 billion gallons. The RFS for 2013 is approximately 16.55 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.8 billion gallons. Current ethanol production capacity exceeds the 2013 RFS requirement which can be satisfied by corn based ethanol.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 133 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS for 2012 was approximately 15.2 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.2 billion gallons. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline currently sold.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The Volumetric Ethanol Excise Tax Credit ("VEETC") provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. Elimination of the tariff could continue to lead to increased importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Management believes that the expiration of VEETC has not had a significant effect on ethanol demand and does not expect it to have a significant effect in the future provided the RFS is maintained.

If the RFS were to be repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, in August of 2012, governors from eight states filed formal requests with the EPA to waive the requirements of the RFS. These waiver requests were subject to a public comment period which expired on October 11, 2012. On November 16, 2012, the EPA announced that the waiver requests were denied. However, if future waiver requests were to be granted or if the RFS is otherwise reduced or eliminated , the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

The United States Department of Agriculture (“USDA”) also provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal. This decision will allow the CARB to continue implementation of the LCFS. Oral arguments regarding the constitutionality of the California LCFS were presented to the federal appeals court on October 16, 2012 and a decision is expected in the near future. If the CARB is successful in its appeal, the reinstatement of the California LCFS could become permanent which could negatively impact demand for corn-based ethanol and result in decreased ethanol prices.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2012, we incurred costs and expenses of approximately $86,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 6, 2012, the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the U.S. with capacity to produce approximately 14.7 billion gallons of ethanol and another 4 plants under expansion or construction with capacity to produce an additional 158 million gallons. However, the Renewable Fuels Association estimates that approximately 9% of the ethanol production capacity in the United States is currently idled.

Since ethanol is a commodity product, competition in the industry is predominantly based on price. We have also experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operation margins are unfavorable in the ethanol industry.

The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, LLC, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 400
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Archer Daniels Midland	1,720.0	—
POET Biorefining	1,629.0	—
Valero Renewable Fuels	1,130.0	—
Green Plains Renewable Energy	730.0	—
Aventine Renewable Energy, LLC	460.0	—
Flint Hill Resources LP	440.0	—
Updated: November 6, 2012

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011, along with higher ethanol prices during 2012. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States and led to lower operating margins in 2012.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale. A handful of companies have begun construction on commercial scale cellulosic ethanol plants which are expected to be completed by the end of 2013. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While currently there are a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which may make electric car technology more widely available in the future. This additional competition from alternate sources could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2012, ethanol plants produced more than 33 million metric tons of distillers grains in 2010/2011 and are expected to produce an estimated 35.7 million metric tons in 2011/2012. The amount of distillers grains produced is expected to fluctuate with changes in ethanol production.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2012. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn. To produce 100 million gallons of ethanol per year, our ethanol plant needs approximately 36 million bushels of corn per year, or approximately 100,000 bushels per day, as the feedstock for its dry milling process. We primarily purchase the corn supply for our plant from local markets, but we have also recently purchased some of the corn we need from other non-traditional markets and transported it to our plant via rail. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

We have entered into a Corn Feedstock Supply Agency Agreement with Bunge North America (East), LLC (Bunge). The purpose of the agreement is to set out the terms upon which Bunge has agreed to serve as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol production facility. Pursuant to the agreement, Bunge provides two grain originators to work at the facility to negotiate and execute contracts on our behalf and arrange the shipping and delivery of the corn required for ethanol production. In return for providing these services, Bunge receives an agency fee which is equal to an amount per bushel of corn delivered subject to an annual minimum amount. We may also directly procure corn to be used for our feedstock. The initial term of the agreement was for five years to automatically renew for successive three-year periods unless properly terminated by one of the parties. The parties also each have the right to terminate the agreement in certain circumstances, including, but not limited to, material breach by, bankruptcy and insolvency of, or change in control of, the other party. We have given notice to Bunge indicating that we will not be renewing the term of the agreement and that term is now set to expire on or about October 15, 2013 unless the parties mutually agree to an earlier termination. After the agreement has terminated, we plan to directly procure the corn we need for our feedstock from suppliers. We anticipate that Bunge will remain a valuable customer and trading partner for Cardinal.
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

The price at which we purchase corn will depend on prevailing market prices. On November 9, 2012, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2012 grain corn crop at 10.7 billion bushels down 13% from 2011. This represents the lowest production in the United States since 2006. The USDA forecasted area harvested for grain at 87.7 million acres, up 4% from 2011. Crop yields and production were adversely impacted by extensive drought conditions experienced during 2012. Corn prices were high during our third quarter and increased significantly in July in response to concerns regarding projected corn crop. Corn prices remained at these levels for much of our fourth quarter trending down toward the end of our fiscal year. We expect corn prices will remain high and that we will experience continued volatility in the price of corn, which could significantly impact our costs of goods sold.

We had difficulty obtaining the corn we needed towards the end of our fiscal year and subsequent to our fiscal year end. We anticipate that we will continue to experience such difficulties throughout 2013 due to the effects of competition for a limited 2012 corn crop and low carry. We anticipate that corn prices will continue to be extremely volatile. We anticipate that we may continue to rail in some of our corn feedstock in the future, which additional transportation costs may reduce our profit margins. Management will continue to monitor the availability of corn in our area. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or even halt production at our plant.

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

Utilities

We engaged U.S. Energy Services, Inc. to provide us with on-going energy management services. U.S. Energy manages the procurement and delivery of energy to their clients' locations. U.S. Energy Services is an independent, employee-owned company, with their main office in Minneapolis, Minnesota and branch offices in Kansas City, Kansas and Omaha, Nebraska. U.S. Energy Services manages energy costs through obtaining, organizing and tracking cost information. Their major services include supply management, price risk management and plant site development. Their goal is to develop, implement, and maintain a dynamic strategic plan to manage and reduce their clients' energy costs. A large percentage of U.S. Energy Services' clients are ethanol plants and other renewable energy plants. We pay U.S. Energy Services, Inc. a monthly fee of $4,258 plus pre-approved travel expenses. The monthly fee will increase 4% per year on the anniversary date of the agreement. The agreement is year to year.
Natural Gas Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2012 was approximately 3,032,000 MMBTU, constituting approximately 3.19% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Electricity We require a significant amount of electrical power to operate the plant. On May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract is 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We pay Indiana Michigan Power Company monthly pursuant to their standard rates.

Water We require a significant supply of water. Engineering specifications show our plant's water requirements to be approximately 774 gallons per minute, 1.1 million gallons per day, depending on the quality of water. We have assessed our water needs and available supply and have determined that we have an adequate supply. Union City Water Works is supplying the water necessary to operate our plant.

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

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

In addition, we were granted a license by ICM, Inc. to use certain corn oil technologies necessary to extract corn oil during our plant operations.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is our operations along with our short-term revolving line of credit with our primary lender First National Bank of Omaha. At September 30, 2012, we have approximately $15,000,000 available to draw on the short-term revolving line of credit. We currently have no outstanding borrowings under our short-term revolving line of credit.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2012, 2011 and 2010 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distillers grains are exported to Mexico, Canada and China. However, exports of ethanol have decreased. We anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

The Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expired on December 31, 2011, which could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. The tax credit expired on December 31, 2011. Although we do not believe that the expiration of the credit has had a significant impact on our operations there is no guarantee that it will not negatively impact the price we receive for our ethanol and negatively impact our profitability in the future.

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

Recently operating margins in the ethanol industry have decreased which has had an adverse impact on profitability. Our ability to profitably operate the ethanol plant is primarily dependent on the spread between the price we pay for corn and the price we receive for our ethanol. Recently, the price of corn has been comparatively higher in relation to the price of ethanol than it has been historically. This has resulted in tighter operating margins, both at our ethanol plant and in the ethanol industry generally. These decreased operating margins affect our profitability and have caused some ethanol producers to reduce production or cease operations. While in recent years the price of ethanol has followed the price of corn, this correlation has been less reliable during calendar year 2012 due to higher ethanol supplies and relatively lower ethanol demand. If this supply and demand imbalance continues and our operating margins continue to be tight, it may adversely impact our ability to profitably operate which could negatively impact the value of our units and force us to reduce production or cease operating altogether.

Drought conditions experienced this summer in much of the Midwestern United States have had an adverse effect on corn supply and led to increased corn prices which may force us to reduce or cease production if we are unable to secure the corn we require. Our operations depend on an adequate supply of corn at a price at which we can profitably operate our ethanol plant. Weather conditions can have a dramatic effect on the price and availability of corn. Much of the Midwestern United States experienced severe drought conditions which has led to a smaller harvest and increased corn prices and price volatility. We have recently experienced difficulty obtaining the corn we need to operate. If this shortage continues, we may have to slow or even halt plant operations which may adversely impact our profitability and the value of our units.

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

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues. The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2013 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2012 except that we were not in compliance with the fixed charge coverage ratio. We subsequently received a waiver of this violation and an amendment to the calculation of the covenant measuring the fixed charge coverage ratio for three quarters beginning October 1, 2012 through July 1, 2013. Current management projections indicate that we will be in compliance with our loan covenants, as now revised, through September 30, 2013. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 13.4 billion gallons of current domestic ethanol production for operating plants. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.     Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. Estimates indicate that approximately 133 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.3 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blending wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have recently become a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. Additionally, according to EPA estimates, flex-fuel vehicles make up approximately 9 million of the 240 million vehicles on the nation's roads and there are only about 2,900 E85 retail stations in the United States. As a result, the approval of E15 may not significantly increase demand for ethanol.

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

Decreasing prices of ethanol could reduce our ability to operate profitably. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  in addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The RFS was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, LLC, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, uses too much corn, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump and that ethanol uses too much of the available corn supply. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. In August 2012, governors from eight states petitioned the EPA for a waiver of the RFS requirement. The EPA announced on November 16, 2012, that the requests for waivers of the RFS requirement were denied. However, if the EPA were to approve future waiver requests or if the RFS were to be eliminated or modified; it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

In addition, VEETC expired at the end of the 2011 calendar year. The elimination of tax incentives previously available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. Elimination of these federal tax incentives could result in decreased demand for ethanol, which could negatively impact our ability to operate profitably.

Also, the tariff that protects the United States ethanol industry expired at the end of 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. The expiration of the tariff could lead to continued increases in the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports which could result in an increase of ethanol supplies and decreased ethanol prices.

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

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS was delayed by a court ruling that the law is unconstitutional, the effect of this ruling was appealed by the State of California. The federal appeals court which is reviewing the California LCFS has allowed enforcement to continue until the court of appeals decides the case. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Our plant is in excellent condition and is capable of functioning at over 100% of its 100 million gallons per year nameplate production capacity.

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

GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation ("MDL"). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). The Company has since answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing. Motions for summary judgment have been filed by both GS Cleantech Corporation and the Company and are currently pending. It is not anticipated that rulings on the pending motions will resolve the case due to the addition of newly granted patent rights. The Company anticipates that after rulings are entered regarding the pending motions and discovery issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 11, 2012, we had approximately 14,606 membership units outstanding and approximately 1,134 unit holders of record. There is no public trading market for our units.

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

Quarter	Low Price	High Price	Average Price	# of Units Traded
2011 1st	$3,350	$3,650	$3,541	26
2011 2nd	$3,500	$3,800	$3,572	39
2011 3rd	$3,110	$3,600	$3,447	53
2011 4th	$3,500	$4,000	$3,906	77
2012 1st	$3,750	$4,000	$3,874	84
2012 2nd	$3,750	$4,400	$3,962	86
2012 3rd	$3,850	$4,300	$4,062	42
2012 4th	$3,500	$4,300	$3,749	39

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2011 1st	$3,450	$3,650	$3,504	211
2011 2nd	$3,500	$3,800	$3,588	44
2011 3rd	$3,110	$5,100	$3,778	67
2011 4th	$3,500	$5,200	$4,106	120
2012 1st	$3,750	$5,000	$4,100	105
2012 2nd	$3,750	$5,000	$4,101	117
2012 3rd	$3,850	$5,000	$4,248	79
2012 4th	$3,500	$6,000	$4,058	76

We made distributions of $430 per unit to our members during our fiscal year ended September 30, 2012. We did not make any distributions to our members during our fiscal year ended September 30, 2011. Except for restrictions imposed in our loan agreement our board of directors has complete discretion over the timing and amount of distributions to our unit holders. Provided that we are not in default on loan covenants, and with the prior approval of our lender, which may not be unreasonably withheld, our loan agreement allows us to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2007, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2007. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the periods ended September 30, 2010, 2009 and 2008 and the selected income statement data and other financial data for the periods ended September 30, 2009 and 2008 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the periods ended September 30, 2012 and 2011 and the selected income statement data and other financial data for the periods ended September 30, 2012, 2011 and 2010 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2012	2011	2010	2009	2008
Revenues	$321,194,387	$337,019,930	$224,807,338	$167,738,057	$—

Cost Goods Sold	311,971,054	302,690,475	195,880,762	160,674,617	—

Gross Profit	9,223,333	34,329,455	28,926,576	7,063,440	—

Operating Expenses	4,680,729	4,250,752	3,735,530	3,726,051	1,266,368

Operating Income (Loss)	4,542,604	30,078,703	25,191,046	3,337,389	(1,266,368)

Other Income (Expense)	(2,690,624)	(4,569,566)	(4,740,467)	(4,288,574)	258,114

Net Income (Loss)	$1,851,980	$25,509,137	$20,450,579	$(951,185)	$(1,008,254)

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit	$126.80	$1,746.48	$1,400.15	$(65.12)	$(69.03)

Cash Distributions Per Unit	$430.00	$—	$60.00	$—	$—

Balance Sheet Data:	2012	2011	2010	2009	2008
Current Assets	$35,973,410	$49,830,340	$31,898,901	$22,049,914	$741,508

Net Property and Equipment	117,825,363	125,169,711	132,780,346	137,209,571	140,285,656

Other Assets	730,992	876,699	851,732	1,068,767	2,397,795

Total Assets	154,529,765	175,876,750	165,530,979	160,328,252	143,424,959

Current Liabilities	16,662,886	18,628,361	20,562,149	13,036,275	11,682,082

Long-Term Debt	27,943,975	42,960,017	56,188,380	77,427,000	61,818,344

Derivative Instrument - Interest Rate Swap	628,358	1,961,239	3,130,402	3,269,980	—

Members' Equity	109,294,546	112,327,133	85,650,048	66,594,997	69,924,533

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. We are currently operating at above our 100 million gallons per year nameplate capacity. During the fiscal year ended 2012, the ethanol plant processed approximately 38 million bushels of corn per year into 108 million gallons of denatured fuel grade ethanol, 303,000 tons of dried distillers grains with solubles, and 21 million pounds of corn oil.

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, N.A., Ltd. markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

Effective November 20, 2012, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with First National Bank of Omaha. The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio covenant in the Construction Loan Agreement. In addition, the amendment amended the calculation of the covenant measuring the fixed charge coverage ratio for three fiscal quarters beginning October 1, 2012 through June 30, 2013. It will now be measured on a stand alone quarterly basis, reverting to the rolling twelve month basis for the year ending September 30, 2013.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Comparison of the Fiscal Years Ended September 30, 2012 and 2011

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2012 and 2011:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2012		September 30, 2011
Statement of Operations Data	Amount	%	Amount	%
Revenue	$321,194,387	100.0	$337,019,930	100.0
Cost of Goods Sold	311,971,054	97.1	302,690,475	89.8
Gross Profit	9,223,333	2.9	34,329,455	10.2
Operating Expenses	4,680,729	1.5	4,250,752	1.3
Operating Income	4,542,604	1.4	30,078,703	8.9
Other Expense, net	(2,690,624)	(0.8)	(4,569,566)	(1.4)
Net Income	$1,851,980	0.6	$25,509,137	7.6

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2012 and 2011.

	Fiscal Year Ended September 30, 2012		Fiscal Year Ended September 30, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$250,212,033	77.9%	$276,082,661	81.9%
Dried Distillers Grains Sales	61,772,969	19.2	53,681,618	15.9
Wet Distillers Grains Sales	176,074	0.1	161,035	—
Corn Oil Sales	8,749,940	2.7	6,475,079	1.9
Other Revenue	283,371	0.1	619,537	0.2
Total Revenues	$321,194,387	100%	$337,019,930	100%

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2012 and 2011.

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Production:
Ethanol sold (gallons)	108,253,779	114,661,886
Distillers grains sold (tons)	302,835	318,785
Corn oil sold (pounds)	21,443,120	13,934,980

Revenues:
Ethanol average price per gallon	$2.41	$2.40
Distillers grains average price per ton	$209	$169
Corn oil average price per pound	$0.41	$0.46

Primary Inputs:
Corn ground (bushels)	38,476,033	39,356,259
Natural gas purchased (MMBTU)	3,032,069	3,120,976

Costs of Primary Inputs:
Corn average price per bushel ground	$6.96	$6.63
Natural gas average price per MMBTU	$3.26	$4.59

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.071	$0.073
Denaturant cost per gallon of ethanol sold	$0.053	$0.056
Electricity cost per gallon of ethanol sold	$0.032	$0.030
Direct Labor cost per gallon of ethanol sold	$0.021	$0.019

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the fiscal year ended September 30, 2012, we received approximately 78% of our revenue from the sale of fuel ethanol, approximately 19% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the fiscal year ended September 30, 2011, we received approximately 82% of our revenue from the sale of fuel ethanol, approximately 16% of our revenue from the sale of distillers grains and approximately 2% of total sales from corn oil. Sales of carbon dioxide represented less than 1% of our total sales for the fiscal year ended September 30, 2011.

Ethanol

Our revenues from ethanol significantly decreased for our fiscal year ended September 30, 2012 as compared to our fiscal year ended September 30, 2011. Our decrease in revenues for our fiscal year ended September 30, 2012 as compared to 2011 was the result of lower ethanol production rates in the fiscal year ended September 30, 2012 as compared to the same period in 2011. We are currently operating at approximately 8% above our nameplate capacity.

During the fiscal year ended September 30, 2012, the market price of ethanol varied between $1.96 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.41 for the fiscal year ended September 30, 2012. During the fiscal year ended September 30, 2011, the market price of ethanol varied between $2.07 per gallon and $3.07 per gallon. Our average price per gallon of ethanol sold was $2.40 per gallon, for the fiscal year ended September 30, 2011.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At September 30, 2012, we have no forward ethanol sales contracts. As of September 30, 2012, we have open short (selling) positions for 19,572,000 gallons of ethanol and open long (buying) position for 19,152,000 gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2012. For the fiscal years ended September 30, 2012 and 2011, we recorded net gains on our ethanol derivative contracts of $974,555 and net losses of $116,899, respectively. These gains and losses were recorded with our revenues in the statement of operations.

Ethanol prices trended slightly downward throughout the fourth quarter rising subsequent to year end. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Ethanol prices could potentially rise in correlation with corn prices if the price of corn rises as a result of a short 2012 crop due to drought conditions experienced in the Midwestern United States. An increase in ethanol prices may also be supported by decreased ethanol production due to shut downs in the industry. However, the correlation between the price of ethanol and corn prices has been less reliable in calendar year 2012 and management believes that lower gasoline and export demand along with excess ethanol supply and increased imports from Brazil could negatively impact ethanol prices.

While operating margins were positive early in the fiscal year 2012, a substantial downturn in operating conditions resulted in negative operating margins in the third and fourth fiscal quarters. Management expects that operating margins will remain tight and perhaps negative throughout our fiscal year 2013.

We experienced a decrease in the gallons of ethanol sold for the fiscal year ended September 30, 2012 as compared to the same period in 2011 due primarily to low corn quality and unscheduled maintenance shutdowns at the plant. We sold approximately 108,254,000 gallons of ethanol during the fiscal year ended September 30, 2012 compared to approximately 114,662,000, for the same period in 2011.

Management anticipates that ethanol sales will remain relatively consistent during our 2013 fiscal year. However, drought conditions experienced in much of the Midwestern United States may result in our inability to secure corn at prices that allow us to operate the ethanol plant profitably. If that occurs, we may be required to decrease or halt production for a period of time.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the fiscal year ended September 30, 2012 as compared to the same period in 2011 which offset a decrease in the amount of distillers grains sold.

During the fiscal year ended September 30, 2012, the market price of distillers grains varied between $149 per ton of distillers grains and $290 per ton of distillers grains. Our average price per ton of distillers grains sold was $209 per ton for the fiscal year ended September 30, 2012 as compared to an average price of $169 for the fiscal year ended September 30, 2011. The amount of distillers grains sold in the fiscal year ended September 30, 2012 decreased as compared to the same period in 2011 due to a decrease in ethanol production levels.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices have been increasing throughout our fourth fiscal quarter in relation to strong corn prices which have faced pressure from a poor crop caused by the drought experienced in the Midwestern United States. Typically, distillers grain prices as a percentage of corn value are approximately 80% or better. During our fourth quarter, distillers grain prices were significantly higher as a percentage of corn value than expected. Management believes that distillers grains prices will generally continue to follow corn; however we expect distillers grains prices to revert closer to traditional levels as a percentage of corn value. In addition, management believes that a decrease in export demand and concerns related to aflatoxin could negatively impact distiller grain prices.

We sold approximately 303,000 tons and 319,000 tons of distillers grains during the fiscal year ended September 30, 2012 and 2011, respectively.

Corn Oil

Our corn oil sales increased in the fiscal year ended September 30, 2012 as compared to the same period in 2011 which was primarily a result of higher yields of corn oil production in the fiscal year ended September 30, 2012 as compared to the same period in 2011. Corn oil yields increased during our fourth fiscal quarter as compared to the previous fiscal quarter and management expects yields to continue at a similar rate. However, management continues to refine the operation of our corn oil extraction equipment and investigate ways to improve production levels.

The average price per pound of corn oil was $0.41 per pound for the fiscal year ended September 30, 2012 as compared to $0.46 for the same period in 2011. Management expects corn oil prices will remain relatively steady in the near term but could decrease due to the elimination of the biodiesel tax credit and the fact that the 2012 RFS for biodiesel was reached in late September or early October 2012 which resulted in a decrease in biodiesel production. Also, additional plants entering into the market and producing corn oil could result in an oversupply negatively affecting prices unless additional demand can be created.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 97% for the fiscal year ended September 30, 2012 as compared to 90% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of corn relative to the price of ethanol and distillers grains for the fiscal year ended September 30, 2012 as compared to the same period in 2011. Our two largest costs of production are corn and natural gas.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2012, our average price paid per bushel of corn increased as compared to the same period in 2011.

During the fiscal year ended September 30, 2012, we used approximately 38,476,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 39,356,000 bushels for the same period in 2011. During the fiscal year ended September 30, 2012, we sold less gallons of ethanol and tons of distillers grains as compared to the same period in 2011. During the fiscal year ended September 30, 2012, the market price of corn varied between $5.14 per bushel and $8.80 per bushel. Our average price per bushel of corn ground was $6.96, including the effects of our risk management/hedging. During the fiscal year ended September 30, 2011, the market price of corn varied between $4.24 and $8.34 per bushel. Our average price per bushel of corn ground was $6.63, including the effects of our risk management/hedging. Corn prices rose substantially during our fourth quarter in response to drought conditions and concerns regarding the effects on the 2012 corn crop. Corn prices trended downwards slightly subsequent to our fiscal year end. Management expects that corn prices will remain volatile through the winter of 2012 as a result of an increase in demand for corn and a limited supply. High corn prices will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At September 30, 2012, we have forward corn purchase contracts for various delivery periods through February 2014 for a total commitment of approximately $17,653,000. Approximately $2,137,000 of the forward corn purchases were with a related party. As of September 30, 2012, we also have open short (selling) positions for 2,855,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 85,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2014. For the fiscal years ended September 30, 2012 and 2011, we recorded net losses on our corn derivative contracts of $7,004,120 and $5,008,132, respectively. These losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were lower during our fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011. This decrease in cost of natural gas for the fiscal year ended September 30, 2012 as compared to the same period in 2011 was primarily the result of a decrease in the average price per MMBTU of our natural gas.

During our fiscal year ended September 30, 2012, we purchased approximately 3,032,000 MMBTU's of natural gas as compared to 3,121,000 MMBTU's for the fiscal year ended September 30, 2011. Management attributes this decrease in natural gas to the increased efficiency of some of the plant's mechanical systems as well as lower production during the year. During the fiscal year ended September 30, 2012 the market price of natural gas varied between $2.23 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas for the fiscal year ended September 30, 2012 was $3.26 after considering the effects of our risk management/hedging. During the fiscal year ended September 30, 2011 the market price of natural gas varied between $3.66 per MMBTU and $5.39 per MMBTU. Our average price per MMBTU of natural gas was $4.59. For the fiscal years ended September 30, 2012 and 2011, we recorded net losses of $60,224 and $6,536,843, respectively on our natural gas derivative contracts. These net losses were recorded in our cost of good sold in our statement of operations.

Natural gas prices have remained at historically low levels although they trended upward slightly during our fourth fiscal quarter. Management anticipates higher natural gas prices during the winter months but expects that natural gas prices will remain relatively low throughout our coming fiscal year unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production could also result in increased energy demand which could result in an increase in natural gas prices.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the fiscal years ended September 30, 2012 and 2011. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $430,000 for the fiscal year ended September 30, 2012 as compared to the same period in 2011 primarily due to our E15 registration, donations to the Growth Energy E15 campaign and increases in our property taxes. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Income

Our income from operations for the fiscal year ended September 30, 2012 was approximately 1% of our revenues compared to an operating income of 9% of our revenues for the same period in 2011. The decrease in operating income for the fiscal year ended September 30, 2012 compared to the same period in 2011 was primarily the result of decreased ethanol production levels and increases in the price of corn relative to the price of ethanol which resulted in negative operating margins in our third and fourth fiscal quarters.

Other Expense

Our other expense for the fiscal year ended September 30, 2012 was approximately 0.8% of our revenues compared to other expense of approximately 1.4% of revenues for the same period in 2011. Our other expense for the fiscal year ended September 30, 2012 and 2011 consisted primarily of interest expense.

Changes in Financial Condition

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Current Assets	$35,973,410	$49,830,340
Current Liabilities	$16,662,886	$18,628,361
Member's Equity	$109,294,546	$112,327,133

We experienced a decrease in our total current assets at September 30, 2012 compared to our fiscal year ended September 30, 2011. We had cash of approximately $683,000 at September 30, 2012 as compared to $10,802,000 at September 30, 2011. This decrease in cash is because of substantial debt reduction and the payment of distributions to members. Commodity derivative instruments decreased approximately $4,651,000 at September 30, 2012 compared to September 30, 2011. This decrease is the result of a smaller volume of hedged positions in the futures markets. We also experienced a decrease of approximately $2,403,000 in the value of our inventory at September 30, 2012 compared to September 30, 2011. At September 30, 2012, we had trade accounts receivable of approximately $21,786,000 compared to trade accounts receivable at September 30, 2011 of approximately $19,101,000.

We experienced a decrease in our total current liabilities at September 30, 2012 compared to September 30, 2011. The decrease is primarily due to a decrease in our current maturities of long term debt to approximately $3,634,000 at September 30, 2012 as compared to approximately $9,228,000 at September 30, 2011 as result of paying off the variable rate and corn oil notes. We experienced an increase in our accounts payable related to corn of approximately $6,862,000 at September 30, 2012 as compared to approximately $4,060,000 at September 30, 2011. The increase in corn payables is due to the increase in producers deferring payment on corn until the first of the year. Our commodity derivative instruments also increased to approximately $1,111,000 at September 30, 2012 as compared to approximately $88,000 at September 30, 2011.

We experienced a decrease in our long-term liabilities as of September 30, 2012 compared to September 30, 2011. At September 30, 2012 we had approximately $27,944,000 outstanding in the form of long-term loans, compared to approximately $42,960,000 at September 30, 2011. The decrease is primarily due to scheduled principal repayments made on our term loans, the payoff of the variable rate note in October 2011 and the payoff of the corn oil extraction note in February 2012.

Comparison of Fiscal Years Ended September 30, 2011 and 2010

Results of Operation

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2011 and 2010:

	Fiscal Year Ended September 30, 2011		Fiscal Year Ended September 30, 2010
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$337,019,930	100.0%	$224,807,338	100.0%
Cost of Goods Sold	302,690,475	89.8	195,880,762	87.1
Gross Profit	34,329,455	10.2	28,926,576	12.9
Operating Expenses	4,250,752	1.3	3,735,530	1.7
Operating Income	30,078,703	8.9	25,191,046	11.2
Other Expense, net	(4,569,566)	(1.4)	(4,740,467)	(2.1)
Net Income	$25,509,137	7.6%	$20,450,579	9.1%

The following table shows the sources of our revenue for the fiscal years ended September 30, 2011 and September 30, 2010.

	Fiscal Year Ended September 30, 2011		Fiscal Year Ended September 30, 2010
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$276,082,661	81.9%	$191,276,457	85.1%
Dried Distillers Grains Sales	53,681,618	15.9	31,163,445	13.9
Wet Distillers Grains Sales	161,035	—	107,211	—
Corn Oil Sales	6,475,079	1.9	1,789,945	0.8
Other Revenue	619,537	0.2	470,280	0.2
Total Revenues	$337,019,930	100%	$224,807,338	100%

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2011 and 2010:

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Production:
Ethanol sold (gallons)	114,661,886	109,986,252
Distillers grains sold (tons)	318,785	321,087
Corn oil sold (pounds)	13,934,980	6,796,940

Revenues:
Ethanol average price per gallon	$2.40	$1.74
Distillers grains average price per ton	$168.90	$97.39
Corn oil average price per pound	$0.46	$0.26

Primary Inputs:
Corn ground (bushels)	39,356,259	39,408,254
Natural gas purchased (MMBTU)	3,120,976	3,126,888

Costs of Primary Inputs:
Corn average price per bushel ground	$6.63	$3.85
Natural gas average price per MMBTU	$4.59	$5.01

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.073	$0.062
Denaturant cost per gallon of ethanol sold	$0.056	$0.042
Electricity cost per gallon of ethanol sold	$0.030	$0.031
Direct Labor cost per gallon of ethanol sold	$0.019	$0.018

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

During the fiscal year ended September 30, 2011, the market price of ethanol varied between $2.07 per gallon and $3.07 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.40 per gallon for the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2010, the market price of ethanol varied between $1.57 and $2.43 per gallon. Our average price per gallon of ethanol sold was $1.74. During the fiscal year ended September 30, 2011, we sold approximately 114,662,000 gallons of ethanol as compared to our sales of approximately 109,986,000 gallons of ethanol for the same period in 2010. For the fiscal year ended September 30, 2011, we recorded net losses on our ethanol derivative contracts of $116,899. These losses were recorded against our revenues in the statement of operations. We recorded net gains on our ethanol derivative contracts of $33,217 during the fiscal year ended September 30, 2010.

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

Corn Costs

During the fiscal year ended September 30, 2011 we used approximately 39,356,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 39,408,000 bushels for the same period in 2010. During the fiscal year ended September 30, 2011, the market price of corn varied between $4.24 per bushel and $8.34 per bushel. Our average price per bushel of corn ground was $6.63 after considering the effects of our risk management/hedging. During the fiscal year ended September 30, 2010, the market price of corn varied between $3.40 and $4.81 per bushel. Our average price per bushel of corn ground was $3.85 after considering the effects of our risk management/hedging. For the fiscal year ended September 30, 2011 and 2010, we recorded net losses on our corn derivative contracts of $5,008,132 and $2,424,135, respectively. These net losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our fiscal year ended September 30, 2011, we purchased approximately 3,121,000 MMBTU's of natural gas as compared to approximately 3,127,000 MMBTU's for the same period in 2010. During the fiscal year ended September 30, 2011, the market price of natural gas varied between $3.66 per MMBTU and $5.39 per MMBTU. Our average price per MMBTU of natural gas was $4.59. During the fiscal year ended September 30, 2010, the market price of natural gas varied between $3.70 per MMBTU and $6.10 per MMBTU. Our average price per MMBTU of natural gas was $5.01.

Operating Expense

Our operating expenses were higher for the fiscal year ended September 30, 2011 than they were for the same period ended September 30, 2010. This increase in operating expenses is primarily due to an increase in general and administrative expenses. These increased expenses are the result of increased salaries and property taxes.

Operating Income

Our income from operations for the fiscal year ended September 30, 2011 was approximately 9% of our revenues compared to operating income of approximately 11% of our revenues for the fiscal year ended September 30, 2010. This decrease in our profitability was primarily the result of the extremely favorable market conditions and resulting operating margins we experienced in the fiscal year ended 2010 compared with more modest conditions and margins in the fiscal year ended 2011. Higher prices have resulted in higher profits that are lower percentage-wise relative to revenues.

Other Expense

Other expense for the fiscal year ended September 30, 2011 was approximately 1.4% of our revenue and totaled approximately $4,570,000. Other expense for the fiscal year ended September 30, 2010 was approximately 2.1% of our revenue and totaled approximately $4,740,000. Other expense consisted primarily of interest expense.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2012 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

At September 30, 2012, we had an interest rate swap with a fair value of $2,086,757 recorded as derivative instruments in the current and long-term liabilities section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. We have an interest rate swap with a fair value of $3,482,770 for the same period ended in 2011. The interest rate swap is designated as a cash flow hedge.

As of September 30, 2012, we have open short positions for 2,855,000 bushels of corn and long positions of 85,000 for corn on the Chicago Board of Trade and short positions of 19,572,000 gallons of ethanol and long positions of 19,152,000 gallons of ethanol on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol positions are forecasted to settle through March 2014 and December 2012, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

We carry our long-lived assets at the original acquisition cost as required by current generally accepted accounting principles. Due to business conditions and the business environment in which our industry operates, the fair market value of those assets could, theoretically, fall below the amount which we carry them in our financial statements. In such cases, those assets would be known as impaired. Thus, we periodically perform an assessment of the fair value of these assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate. Our assessment shows us that the fair value of our long-lived assets as a group is substantially in excess of its carrying value.

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

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2012. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2013 fiscal year.

However, while operating margins were positive early in the fiscal year 2012, a substantial downturn in operating conditions resulted in negative operating margins in the third and fourth fiscal quarters. Management believes that this is the result of decreasing ethanol prices along with rising commodity markets due to ongoing drought conditions experienced in much of the Midwestern United States. Management expects that operating margins will remain tight and perhaps negative throughout our fiscal year 2013. A short corn supply could substantially increase corn prices putting pressure on liquidity or resulting in unavailability of corn which could require us to decrease production for a period of time. In addition, an over supply of ethanol could also negatively impact ethanol prices. While we have reduced our reliance on our revolving lines of credit and paid off the balance on our variable rate note and our corn oil extraction note, should we continue to experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the fiscal year ended September 30, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$18,003,110	$21,649,488
Net cash used in investing activities	(1,231,316)	(770,137)
Net cash used for financing activities	(26,890,923)	(13,395,099)
Net increase (decrease) in cash	(10,119,129)	7,484,252
Cash, beginning of period	10,802,072	3,317,820
Cash, end of period	682,943	10,802,072

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2012 as compared to the same period in 2011. Approximately $18,003,000 of cash was provided by operating activities for the fiscal year ended September 30, 2012 as compared to approximately $21,649,000 provided by operating activities for the fiscal year ended September 30, 2011. Our net income from operations for the fiscal year ended September 30, 2012 was approximately $1,852,000 as compared to net income of approximately $25,509,000 for the same period in 2011.

The change in the fair value of our derivative instruments decreased by approximately $6,090,000 for the fiscal year ended September 30, 2012 as compared to decreasing by $11,662,000 for the same period in 2011. Our restricted cash also increased by approximately $1,245,000 for the fiscal year ended September 30, 2012 as compared to decreasing $2,192,000 for the same period in 2011 and our inventory decreased by approximately $2,403,000 for the fiscal year ended September 30, 2012 as compared to increasing by $3,400,000 for the same period in 2011. During the fiscal year ended September 30, 2012, corn prices have been less volatile than in the same period ended 2011. We also held a smaller hedge position in the fiscal year ended September 30, 2012 as compared to the same period in 2011. These two factors are the primary reasons in the variation in the changes in these accounts for the two periods.

Finally, our trade accounts receivable decreased $2,685,000 for the fiscal year ended September 30, 2012 as compared to decreasing $5,874,000 for the same period in 2011. This is mainly a reflection of the timing of ethanol shipments and collections between the two periods.

Cash Flow Used in Investing Activities

Cash used in investing activities was approximately $1,231,000 for the fiscal year ended September 30, 2012 as compared to approximately $770,000 for the same period in 2011. Cash used in investing activities increased due to an increase in payments for construction in process and capital expenditures for the fiscal year ended September 30, 2012 as compared to the same period in 2011.

Cash Flow Used in Financing Activities

Cash used in financing activities was approximately $26,891,000 for the fiscal year ended September 30, 2012 as compared to cash used in financing activities of approximately $13,395,000 for the same period in 2011. We had net payments of approximately $20,608,000 on our long term debt for the fiscal year ended September 30, 2012 as compared to approximately $13,389,000 for the fiscal year ended September 30, 2011. We also received proceeds of approximately $29,800,000 from our line of credit and long-term debt facilities for the fiscal year ended September 30, 2011. We also paid a dividend to our members in the amount of approximately $6,281,000 in the fiscal year ended September 30, 2012.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2012, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.

The following table shows cash flows for the fiscal years ended September 30, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$21,649,488	$19,940,794
Net cash used in investing activities	(770,137)	(3,765,300)
Net cash used for financing activities	(13,395,099)	(20,122,799)
Net increase (decrease) in cash	7,484,252	(3,947,305)
Cash, beginning of period	3,317,820	7,265,125
Cash, end of period	10,802,072	3,317,820

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
Effective February 14, 2012, we entered into a Tenth Amendment of Construction Loan Agreement and a Seventh Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Sixth Amended and Restated Revolving Promissory Note executed in May 2011 with First National Bank of Omaha.

Subsequent to the end of the period covered by this report, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with First National Bank of Omaha. The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio. In addition, the amendment amends the calculation of the covenant measuring the fixed charge coverage ratio for three quarters beginning October 1, 2012 through June 30, 2013. It will now be measured on a stand alone quarterly basis, reverting to the rolling quarter basis for the year ending September 30, 2013.

Line of Credit

Our revolving line of credit in the amount of $15,000,000 expires on February 13, 2013. The interest rate is the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. At September 30, 2012 and at September 30, 2011 there were no outstanding borrowings on the revolving line of credit.

Fixed Rate Note

As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of September 30, 2012 and September 30, 2011 we had an interest rate swap liability with a fair value of $2,086,757 and $3,482,770 respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the 3-month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was $31,577,979 and $34,920,938 at September 30, 2012 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

At September 30, 2012 and September 30, 2011, the balance on the variable rate note was $0 and $14,464,452, respectively. We have no ability to draw upon the variable rate note.

At September 30, 2012 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-Day LIBOR plus 350 basis points with no minimum interest rate. At September 30, 2012, the interest rate was 4.01%. The maximum availability on the long term revolving note at September 30, 2012 was $6,750,000, which reduces by $250,000 each quarter.

Corn Oil Extraction Note

Effective July 31, 2008, we amended our construction loan agreement to include a new loan up to the maximum amount of $3,600,000 for the purchase and installation of a corn oil extraction system and related equipment. On April 8, 2009, the corn oil extraction note converted into a Corn Oil Extraction Term Note, which accrued interest at a rate equal to 3-month LIBOR plus 300 basis points, or 5%, whichever was greater. As of September 30, 2012 and September 30, 2011, we had $0 and $2,790,000 outstanding on our corn oil extraction loan respectively. In January 2012, we paid the Corn Oil Extraction Term Note in full.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants.

We were in compliance with all loan covenants at September 30, 2012 except for the fixed charge coverage ratio. We subsequently received a waiver of this violation from First National Bank of Omaha. Our fixed charge coverage ratio is no less than 1.15:1.00 and is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. It was previously measured on a rolling twelve month basis but has now been amended for three quarters beginning October 1, 2012 through June 30, 2013. It is currently measured on a stand alone quarterly basis, reverting to the rolling twelve month for the year ending September 30, 2013.

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

We are currently meeting our liquidity needs and complying with our financial covenants, as revised, and the other terms of our loan agreements. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our revised financial covenants in our loan agreements through September 30, 2013. However, we are currently operating at narrow to negative margin levels. Should market conditions deteriorate further in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. We will continue to evaluate our liquidity needs for the upcoming months and work with our lenders to try to ensure that the terms of the loan agreements, including the financial covenants, are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our revised loan covenants or other terms of our loan agreements. Should we violate the terms or revised covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

During the first quarter of fiscal year 2012 we conducted a bottlenecking analysis of our facility and operations in order to find ways to improve production efficiency. At the present time, we continue to evaluate projects identified by that analysis to determine whether we will proceed. These projects may be deferred until market conditions improve.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2012:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$31,577,979	$3,634,004	$27,943,975	$—	$—
Operating Lease Obligations	1,193,624	1,071,804	109,786	12,034	—
Purchase Obligations	17,653,000	17,345,808	307,192	—	—
Total Contractual Cash Obligations	$50,424,603	$22,051,616	$28,360,953	$12,034	$—

The long-term debt obligations in the table above include both principal and interest payments, and payments on the interest rate swap agreement at the interest rates applicable to the obligations as of September 30, 2012. These long term debt obligations exclude interest on the operating line of credit.

Subsequent Events

Effective November 20, 2012, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with First National Bank of Omaha. The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio covenant in the Construction Loan Agreement. In addition, the amendment amended the calculation of the covenant measuring the fixed charge coverage ratio for three fiscal quarters beginning October 1, 2012 through June 30, 2013. It will now be measured on a stand alone quarterly basis, reverting to the rolling quarter basis for the year ending September 30, 2013.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  However, as of September 30, 2012 we did not have any amounts outstanding on our revolving line of credit and term loans bearing variable interest rates.

The specifics of each note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of September 30, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of September 30, 2012, our interest rate swap had a liability fair value of $2,086,757.

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

As of September 30, 2012, we have open short (selling) positions for 2,855,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 19,572,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of September 30, 2012, we have open long (buying) positions for 85,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 19,152,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. We do not have any open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2014 and ethanol derivatives are forecasted to settle through December 2012. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the fiscal years ended September 30, 2012, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $7,004,120 and a gain due to the change in fair value of our outstanding ethanol derivative positions of $974,555. We also recorded a loss due to changes in fair value of our outstanding natural gas derivative positions of $60,224.

At September 30, 2012, we have committed to purchase approximately 2,821,000 bushels of corn through February 2014 at an average bushel price of $7.19 and the spot price at September 30, 2012 was $7.86 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of September 30, 2012 we had price protection in place for approximately 7% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2012 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2012. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2012	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,144,825
Ethanol	114,000,000	Gallons	10%	$26,704,500
Corn	37,178,586	Bushels	10%	$29,222,369
DDGs	285,120	Tons	10%	$7,869,312

For comparison purposes, the results of our sensitivity analysis as of September 30, 2011 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 9/30/11	Approximate Adverse Change to Income
Natural Gas	3,100,000	MMBTU	10%	$1,099,899
Ethanol	114,000,000	Gallons	10%	$29,095,741
Corn	40,000,000	Bushels	10%	$22,011,400
DDGs	318,000	Tons	10%	$5,265,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2012 and 2011, and the related statements of operations and comprehensive income, cash flows, and changes in members' equity for each of the fiscal years in the three year period ended September 30, 2012. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P
Minneapolis, Minnesota
December 11, 2012

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2012	September 30, 2011

Current Assets
Cash	$682,943	$10,802,072
Restricted cash	3,603,580	2,358,802
Trade accounts receivable, net of an allowance of $0 and $23,500, respectively	21,785,960	19,100,842
Miscellaneous receivables	192,514	471,403
Inventories	9,329,684	11,732,998
Deposits	—	192,250
Prepaid and other current assets	293,259	435,282
Commodity derivative instruments	85,470	4,736,691
Total current assets	35,973,410	49,830,340

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,105,097
Plant and equipment	122,149,377	121,310,752
Building	6,996,908	6,991,721
Office equipment	529,507	356,516
Vehicles	31,928	31,928
Construction in process	99,461	—
	150,931,778	149,796,014
Less accumulated depreciation	(33,106,415)	(24,626,303)
Net property, plant, and equipment	117,825,363	125,169,711

Other Assets
Deposits	80,000	80,000
Investment	474,837	453,676
Financing costs, net of amortization	176,155	343,023
Total other assets	730,992	876,699

Total Assets	$154,529,765	$175,876,750

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2012	September 30, 2011

Current Liabilities
Accounts payable	$2,390,221	$2,081,140
Accounts payable-corn	6,861,610	4,059,970
Construction retainage payable	—	101,928
Accrued expenses	1,207,414	1,547,097
Commodity derivative instruments	1,111,238	88,390
Derivative instruments - interest rate swap	1,458,399	1,521,531
Current maturities of long-term debt and capital lease obligations	3,634,004	9,228,305
Total current liabilities	16,662,886	18,628,361

Long-Term Debt and Capital Lease Obligations	27,943,975	42,960,017

Derivative Instruments - interest rate swap	628,358	1,961,239

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(2,086,758)	(3,482,769)
Distributions to members	(6,280,580)	—
Retained earnings	46,749,671	44,897,689
Total members' equity	109,294,546	112,327,133

Total Liabilities and Members’ Equity	$154,529,765	$175,876,750

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010

Revenues	$321,194,387	$337,019,930	$224,807,338

Cost of Goods Sold	311,971,054	302,690,475	195,880,762

Gross Profit	9,223,333	34,329,455	28,926,576

Operating Expenses	4,680,729	4,250,752	3,735,530

Operating Income	4,542,604	30,078,703	25,191,046

Other Income (Expense)
Interest income	2,808	3,891	2,792
Interest expense	(2,824,100)	(4,412,755)	(4,797,649)
Miscellaneous income (expense)	130,668	(160,702)	54,390
Total	(2,690,624)	(4,569,566)	(4,740,467)

Net Income	$1,851,980	$25,509,137	$20,450,579

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$126.80	$1,746.48	$1,400.15

Distributions Per Unit	$430.00	$—	$60.00

Comprehensive Income:
Net income	$1,851,980	$25,509,137	$20,450,579
Interest rate swap fair value change and reclassification, net	1,396,011	1,167,948	(519,168)
Comprehensive Income	$3,247,991	$26,677,085	$19,931,411

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010

Cash Flows from Operating Activities
Net income	$1,851,980	$25,509,137	$20,450,579
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	8,657,575	8,542,898	8,451,832
Change in fair value of commodity derivative instruments	6,089,789	11,661,874	2,424,135
(Gain) Loss on disposal of fixed asset	562	—	(266,583)
Non-cash dividend income	(21,161)	(187,093)	—
Provision for uncollectible accounts	—	35,847	—
Change in operating assets and liabilities:
Restricted cash	(1,244,778)	2,191,863	—
Trade accounts receivables	(2,685,118)	(5,874,049)	(7,317,494)
Miscellaneous receivable	278,889	558,794	(8,718)
Inventories	2,403,314	(3,399,858)	(2,541,838)
Prepaid and other current assets	142,023	529,817	(118,328)
Deposits	192,250	217,690	923,947
Derivative instruments	(415,720)	(18,889,962)	(4,260,000)
Accounts payable	309,081	(73,230)	824,585
Accounts payable-corn	2,801,640	793,190	1,709,592
Construction retainage payable	—	(249,772)	—
Accrued expenses	(357,216)	282,342	(330,915)
Net cash provided by operating activities	18,003,110	21,649,488	19,940,794

Cash Flows from Investing Activities
Capital expenditures	(1,131,855)	(770,137)	(284,978)
Payments for construction in process	(99,461)	—	(3,480,322)
Net cash used for investing activities	(1,231,316)	(770,137)	(3,765,300)

Cash Flows from Financing Activities
Distributions paid	(6,280,580)	—	(876,360)
Payments for capital lease obligations	(2,010)	(6,113)	(7,770)
Proceeds from long-term debt	—	29,800,000	—
Payments on long-term debt	(20,608,333)	(43,188,986)	(19,238,669)
Net cash used for financing activities	(26,890,923)	(13,395,099)	(20,122,799)

Net Increase (Decrease) in Cash	(10,119,129)	7,484,252	(3,947,305)

Cash – Beginning of Period	10,802,072	3,317,820	7,265,125

Cash – End of Period	$682,943	$10,802,072	$3,317,820

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011	September 30, 2010

Supplemental Cash Flow Information
Interest paid	$3,115,561	$4,559,126	$5,067,484

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in construction retainage and accounts payable	$—	$101,928	—
Gain (Loss) on derivative instruments included in other comprehensive income	$1,396,011	$1,167,948	$(519,168)
Equipment purchase price adjustment included in accounts payable	$107,213	$—	$—
Capital expenditures included in accrued expenses and accounts receivable	$17,533	$66,264	$62,497

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

			Accumulated
		Retained	Other
	Member	Earnings	Comprehensive
	Contributions	(Deficit)	Loss
Balance - September 30, 2009	70,912,213	(185,667)	(4,131,549)

Net income for year ended September 30, 2010	—	20,450,579	—

Members Distributions		(876,360)

Other comprehensive income
Unrealized loss on derivative contracts, net	—	—	(519,168)

Balance - September 30, 2010	70,912,213	19,388,552	(4,650,717)

Net income for year ended September 30, 2011	—	25,509,137	—

Other comprehensive income
Unrealized gain on derivative contracts, net	—	—	1,167,948

Balance - September 30, 2011	70,912,213	44,897,689	(3,482,769)

Net income for year ended September 30, 2012	—	1,851,980	—

Members Distributions	—	(6,280,580)	—

Other comprehensive income
Unrealized gain on derivative contracts, net	—	—	1,396,011

Balance - September 30, 2012	$70,912,213	$40,469,089	$(2,086,758)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2012 and 2011, the Company produced approximately 108 million and 115 million gallons of ethanol, respectively.

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

Restricted Cash

As a part of its commodities hedging activities, the company is required to maintain cash balances with our commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may increase these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, we record the cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, we consider this restricted cash to be a current asset.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2012 and 2011, the Company had an allowance for doubtful accounts of $0 and $23,500, respectively.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

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

	Minimum years	Maximum years
Land improvements	15	20
Office building	10	40
Office equipment	5	5
Process and grain handling equipment	10	20
Plant buildings	15	40

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

Financing Costs

Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when Company draws on the loans. Amortization for the years ended September 30, 2012, 2011 and 2010 was approximately $167,000, $162,000 and $195,000, respectively.

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

Interest income is recognized as earned. Patronage dividends are recognized when received.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,841,000, $3,388,000 and $2,500,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Freight was approximately $8,493,000, $9,929,000 and $10,280,000 for the years ended September 30, 2012, 2011 and 2010, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

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

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2012 and 2011 due to the short maturity nature of these instruments. The fair value of derivative instruments and debt is disclosed in Note 7.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2012 or 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2012 or 2011.

Cost of Goods Sold

We include corn procurement costs including inbound freight, warehousing, inspection and hedging costs in our cost of goods sold. We also include ethanol and co-product conversion costs such as costs of denaturant, chemicals, natural gas and other utilities, wages and benefits, repairs and maintenance, other production costs and an allocation for production related depreciation in cost of goods sold.

General and Administrative Expenses

General and administrative costs are administrative and non-production related costs of running the business. These include executive and administrative salaries, wages and benefits, advertising, insurance, taxes, fees, subscriptions and other similar expenses. We include an allocation for depreciation related to non-production long-lived assets in this category. Also included is amortization of financing costs incurred prior to the start of operations.

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2012 or 2011. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2009, the Company is no longer subject to U.S. Federal income tax examinations.

2. CONCENTRATIONS

One major customer accounted for approximately 86% and 92% of the outstanding accounts receivable balance at September 30, 2012 and September 30, 2011, respectively. This same customer also accounted for approximately 78% and 82% of revenue for the year ended September 30, 2012 and 2011, respectively.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2012 and 2011 are as follows:

	2012	2011
Financial statement basis of assets	$154,529,765	$175,876,750
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(80,123,774)	(65,044,844)
Book to tax derivative instruments	(85,470)	(4,648,301)
Capitalized Inventory	80,000	250,000
Income tax basis of assets	$76,377,131	$108,410,215

Financial statement basis of liabilities	$45,235,219	$63,549,617
Interest rate swap	(2,086,758)	(3,482,770)
Book to tax derivative instruments	$(1,111,238)	$—
Income tax basis of liabilities	$42,037,223	$60,066,847

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

5.  INVENTORIES

Inventories consist of the following as of September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Raw materials	$2,035,607	$6,061,116
Work in progress	2,536,420	2,409,106
Finished goods	3,258,153	2,065,407
Spare parts	1,499,504	1,197,369
Total	$9,329,684	$11,732,998

For the fiscal year ended ended September 30, 2012, the Company recorded losses of approximately $104,000 related to ethanol inventory where the market value was less than the cost basis, attributable primarily to decrease in market price of ethanol for the inventory on hand. The loss was recorded in cost of goods sold in the statement of operations.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2012, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through February 2014 for a total commitment of approximately $17,653,000. Approximately $2,137,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at September 30, 2012. At September 30, 2012, the Company has no forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 32,880 tons at various fixed prices for various delivery periods.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn and natural gas derivative instruments are included as a component of cost of goods sold

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2014 and December 2012, respectively, as of September 30, 2012.

The following table indicates the bushels of corn under derivative contract as of September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Short	2,855,000	5,910,000
Long	85,000	5,235,000

The following table indicates the gallons of ethanol under derivative contract as of September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Short	19,572,000	29,431,000
Long	19,152,000	840,000

The following table indicates the MMBTUs of natural gas under derivative contract as of September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Long	—	210,000

Interest Rate Contract

The Company manages part of its floating rate debt using an interest rate swap associated with the "Fixed Rate Note" as defined in our loan agreement. Please see Note 8 below. The Company entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At September 30, 2012, the Company had approximately $31,578,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income.

The interest rate swaps held by the Company as of September 30, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2012:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,458,399
Interest rate swap	Derivative Instruments - Long Term	$—	$628,358
Ethanol derivative contracts	Commodity Derivative Instruments - Current	$85,470	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$1,111,238

As of September 30, 2012 the Company had approximately $3,604,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2011:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,521,531
Interest rate swap	Derivative Instruments - Long Term	$—	$1,961,239
Ethanol derivative contracts	Commodity Derivative Instruments - Current	$2,418,028	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$2,318,663	$—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$—	$88,390

As of September 30, 2011 the Company had approximately $2,359,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal years ended September 30, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for the year ended September 30, 2012	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for the year ended September 30, 2012	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) year ended September 30, 2012
Interest rate swap	$(211,339)	Interest expense	$1,607,350	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal years ended September 30, 2011:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for the year ended September 30, 2011	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for the year ended September 30, 2011	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) year ended September 30, 2011
Interest rate swap	$(623,344)	Interest expense	$1,791,291	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(7,004,120)
Ethanol Derivative Contracts	Revenues	974,555
Natural Gas Derivative Contracts	Cost of Goods Sold	(60,224)
Totals		$(6,089,789)

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(5,008,132)
Ethanol Derivative Contracts	Revenues	(116,899)
Natural Gas Derivative Contracts	Cost of Goods Sold	(6,536,843)
Totals		$(11,661,874)

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,086,757)	$(2,086,757)	$—	$(2,086,757)	$—
Corn Derivative Contracts	$(1,111,238)	$(1,111,238)	$(1,111,238)	$—	$—
Ethanol Derivative Contracts	$85,470	$85,470	$85,470	$—	$—
Natural Gas Derivative Contracts	$—	$—	$—	$—	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(3,482,770)	$(3,482,770)	$—	$(3,482,770)	$—
Corn Derivative Contracts	$2,318,663	$2,318,663	$2,318,663	$—	$—
Ethanol Derivative Contracts	$2,418,028	$2,418,028	$2,418,028	$—	$—
Natural Gas Derivative Contracts	$(88,390)	$(88,390)	$(88,390)	$—	$—

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the company's long-term debt, including the short-term portion, at September 30, 2012 and 2011 approximated the carrying value of approximately $31.6 million and $52.2 million, respectively. Fair value was estimated using estimated market interest rates at September 30, 2012 and 2011, which are level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

Line of Credit

In February 2012, the Company amended the $15,000,000 short-term line of credit through February 2013 and adjusted the interest rate to the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 4.0% and a minimum rate of 5%. This short-term line of credit is also subject to certain borrowing base limitations. The fixed charge coverage ratio covenant is reduced from 1.25:1.0 to 1.15:1.0, and the tangible net worth covenant is eliminated. The working capital covenant is increased from $10,000,000 to $15,000,000, and the capital expenditures covenant is raised to allow the Company $4,000,000 of expenditures per year instead of $1,000,000 without prior approval. There were no borrowings outstanding on the line of credit at September 30, 2012 or September 30, 2011.

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

The fair value of the interest rate swap at September 30, 2012 was $2,086,757 and was $3,482,770 at September 30, 2011 and is included in current and long term liabilities on the balance sheet (Note 6). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was $31,577,979 and $34,920,938 at September 30, 2012 and September 30, 2011, respectively, and is included in current liabilities and long-term debt.

Variable Rate Note and Long Term Revolving Note

At September 30, 2012 and September 30, 2011 the balance on the variable rate note was $0 and $14,464,452, respectively. We have no ability to draw upon the variable rate note.

At September 30, 2012 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-day LIBOR rate plus 350 basis points with no

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

minimum rate. At September 30, 2012, the interest rate was 3.86%. The maximum availability on the long term revolving note at September 30, 2012 was $6,750,000, which reduces by $250,000 each quarter.

Corn Oil Extraction Note

In July 2008, the Company and the financial institution amended the construction loan for an additional $3,600,000 to be used for the installation of a corn oil extraction system and related equipment. At September 30, 2012 and September 30, 2011 the balance on the corn oil extraction note was $0 and $2,790,000, respectively. We have no ability to draw upon the corn oil note.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.

Subsequent to the end of the period covered by this report, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with First National Bank of Omaha. The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio. In addition, the amendment amends the calculation of the covenant measuring the fixed charge coverage ratio for three quarters beginning October 1, 2012 through June 30, 2013. It will now be measured on a stand alone quarterly basis, reverting to the rolling quarter basis for the year ending September 30, 2013.

Long-term debt, as discussed above, consists of the following at September 30, 2012:

Fixed rate loan	$31,577,979
Totals	31,577,979
Less amounts due within one year	3,634,004
Net long-term debt	$27,943,975

The estimated maturities of long-term debt at September 30, 2012 are as follows:

October 1, 2012 to September 30, 2013	$3,634,004
October 1, 2013 to September 30, 2014	27,943,975
Total long-term debt	$31,577,979

9. LEASES

At September 30, 2012, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2012 to September 30, 2013	$1,071,804
October 1, 2013 to September 30, 2014	96,658
October 1, 2014 to September 30, 2015	6,564
October 1, 2015 to September 30, 2016	6,564
October 1, 2016 to September 30, 2017	6,564
Thereafter	5,470
Total minimum lease commitments	1,193,624

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

10. COMMITMENTS AND CONTINGENCIES

Corn Procurement

In July 2008, the Company entered into an agreement with an unrelated party to procure 100% of the corn to be used as feedstock at the Company's ethanol production facility. The Company pays a monthly agency fee equal to an amount per bushel of corn delivered subject to an annual minimum amount. These fees totals $421,000, $400,000 and $500,000, for the years ended September 30, 2012, 2011 and 2010. We have given notice to Bunge indicating that we will not be renewing the term of the agreement and that term is now set to expire on or about October 15, 2013 unless the parties mutually agree to an earlier termination. After the agreement has terminated, we plan to directly procure the corn we need for our feedstock from suppliers.

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. Subsequent to year end, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year.

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

The Company has a commitment to buy electricity from a utility. The Company pays the utility company monthly pursuant to their standard rates.

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. At September 30, 2012, there is approximately $187,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.

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

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 150 tons of liquid carbon dioxide per day and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. The initial term of the agreement is for a period of ten years commencing on the start-up date of the plant, but no later than June 1, 2010 and will automatically renew for two additional five year terms thereafter unless otherwise terminated pursuant to the agreement. The carbon dioxide liquefaction plant began operations in June 2010. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98,700 tons each year or approximately $493,500 annually. The amendment took effect in September 2012.

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

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee and an additional 50% of the contributions of the employee for percentages 4% and 5%. In order to receive a contribution, the employee must have worked 1,000 hours in the plan year and be employed as of the last day of the calendar year. The Company contributed approximately $73,000 and $34,000 to the defined contribution plan during the years ended September 30, 2012 and 2011, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the fiscal year ended September 30, 2012 and 2011 were as follows:

	2012	2011
Balance at beginning of year	$3,482,769	$4,650,717
Unrealized loss on derivative instruments	211,339	623,343
Amount reclassified into income	(1,607,350)	(1,791,291)
Balance at end of year	$2,086,758	$3,482,769

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

The statement of comprehensive income for the fiscal year ended September 30, 2012 and 2011 were as follows:

	2012	2011
Net income	$1,851,980	$25,509,137
Interest rate swap fair value change, net	1,396,011	1,167,948
Comprehensive income	$3,247,991	$26,677,085

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

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the unleaded gasoline markets and the petroleum markets, although, since 2005, the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2012
Revenues	$87,476,615	$77,692,498	$69,530,510	$86,494,764
Gross profit (loss)	8,834,094	3,457,382	(872,970)	(2,195,173)
Operating income (loss)	7,677,558	2,406,546	(2,333,749)	(3,207,751)
Net income (loss)	6,899,308	1,827,743	(3,011,583)	(3,863,488)
Basic and diluted earnings (loss) per unit	$472.36	$125.14	$(206.19)	$(264.51)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2011
Revenues	$73,394,639	$81,258,148	$92,284,735	$90,082,408
Gross profit	1,434,050	9,853,448	15,669,998	7,371,959
Operating income	365,177	8,826,508	14,536,024	6,350,994
Net income (loss)	(789,985)	7,652,667	13,452,114	5,194,341
Basic and diluted earnings (loss) per unit	$(54.09)	$523.94	$921.00	$355.63

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2010
Revenues	$63,549,871	$54,805,570	$47,654,811	$58,797,086
Gross profit	12,951,536	8,610,842	3,462,355	3,901,843
Operating income	12,047,683	7,652,759	2,499,980	2,990,624
Net income	10,786,825	6,456,611	1,330,075	1,877,068
Basic and diluted earnings per unit	$738.52	$442.05	$91.06	$128.51

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2012 and 2011

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2012 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2013 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2012 fiscal year. This proxy statement is referred to in this report as the 2013 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 40 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

 (3)    Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.1A	Name Change Amendment		Exhibit 3.1A to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.1	Energy Management Agreement dated January 23, 2006 between Cardinal Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.2	Distiller's Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.3	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.4	Construction Loan Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.22 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.5	Construction Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.23 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.6	Revolving Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.24 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.7	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.8	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.26 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.9	Security Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.27 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.10	Master Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.28 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.11	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant's Form 10-QSB filed with the Commission on February 14, 2007.
10.12	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.		Exhibit 10.32 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.

10.13	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	Exhibit 10.33 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.14	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	Exhibit 10.34 to the registrant's Form 10-QSB filed with the Commission on August 3, 2007.
10.15	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on December 17, 2007.
10.16	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.17	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.18	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.19	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008.
10.20	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.21	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.22	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.23	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.24	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 7, 2009.
10.25	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on December 28, 2009.
10.26	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.27	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.28	Construction Agreement between LAH Development, LLC and Cardinal Ethanol, LLC dated May 11, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.29	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2010.

10.30	Ninth Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 10, 2011.
10.31	Sixth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 10, 2011.
10.32	Employee Bonus Plan for 2011/2012.		Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.33	Amendment No. 2 to Ethanol Purchase and Sale Agreement between Cardinal Ethanol, LLC and Murex N.A., LTD. dated November 22, 2011.		Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.34	First Amendment to Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated November 22, 2011.		Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.35	Seventh Amended and Restated Revolving Promissory Note between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 14, 2012.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 4, 2012.
10.36	Tenth Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 14, 2012.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 4, 2012.
10.37	Eleventh Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated November 20, 2012.	X
10.38	Employee Bonus Plan for 2012/2013	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2012 and September 30, 2011, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2012, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011, and 2010, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	December 11, 2012	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 11, 2012	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 11, 2012	/s/ Robert Davis
Robert Davis. Chairman and Director

Date:	December 11, 2012	/s/ Dale Schwieterman
Dale Schwieterman, Treasurer and Director

Date:	December 11, 2012	/s/ Tom Chalfant
Tom Chalfant, Secretary and Director

Date:	December 11, 2012	/s/ Troy Prescott
Troy Prescott, Vice Chairman and Director

Date:	December 11, 2012	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	December 11, 2012	/s/ Thomas C. Chronister
Thomas C. Chronister, Director

Date:	December 11, 2012	/s/ David Matthew Dersch
David Matthew Dersch, Director

Date:	December 11, 2012	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date:	December 11, 2012	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	December 11, 2012	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	December 11, 2012	/s/ William Garth
William Garth, Director

Date:	December 11, 2012	/s/ Robert Baker
Robert Baker, Director

Date:	December 11, 2012	/s/ Lewis M. Roch III
Lewis M.Roch III, Director