Form 10-Q
period 2012-12-31
Cardinal Ethanol LLC
filed 2013-02-11
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2012

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

As of February 11, 2013, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets (Unaudited)

ASSETS	December 31, 2012	September 30, 2012

Current Assets
Cash	$11,101,969	$682,943
Restricted cash	109,151	3,603,580
Trade accounts receivable	15,624,602	21,785,960
Miscellaneous receivables	122,306	192,514
Inventories	15,533,713	9,329,684
Prepaid and other current assets	545,121	293,259
Commodity derivative instruments	2,246,898	85,470
Total current assets	45,283,760	35,973,410

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	122,170,864	122,149,377
Building	7,007,100	6,996,908
Office equipment	535,790	529,507
Vehicles	31,928	31,928
Construction in process	340,162	99,461
	151,210,441	150,931,778
Less accumulated depreciation	(35,236,635)	(33,106,415)
Net property, plant, and equipment	115,973,806	117,825,363

Other Assets
Deposits	80,000	80,000
Investment	474,837	474,837
Financing costs, net of amortization	148,924	176,155
Total other assets	703,761	730,992

Total Assets	$161,961,327	$154,529,765

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Balance Sheets (Unaudited)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2012	September 30, 2012

Current Liabilities
Accounts payable	$3,382,006	$2,390,221
Accounts payable- corn	15,480,767	6,861,610
Accrued expenses	1,083,463	1,207,414
Derivative instruments - commodities	—	1,111,238
Derivative instruments - interest rate swap	1,407,428	1,458,399
Current maturities of long-term debt and capital lease obligations	3,710,431	3,634,004
Total current liabilities	25,064,095	16,662,886

Long-Term Debt	26,985,332	27,943,975

Derivative Instruments - interest rate swap	309,891	628,358

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(1,717,319)	(2,086,758)
Distributions to members	—	(6,280,580)
Retained earnings	40,407,115	46,749,671
Total members' equity	109,602,009	109,294,546

Total Liabilities and Members’ Equity	$161,961,327	$154,529,765

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011

Revenues	$85,083,385	$87,476,615

Cost of Goods Sold	82,418,518	78,642,521

Lower of Cost or Market Adjustment	1,002,706	—

Gross Profit	1,662,161	8,834,094

Operating Expenses	1,069,923	1,156,536

Operating Income	592,238	7,677,558

Other Income (Expense)
Interest income	865	706
Interest expense	(662,619)	(805,607)
Miscellaneous income	7,541	26,651
Total	(654,213)	(778,250)

Net Income (Loss)	$(61,975)	$6,899,308

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(4.24)	$472.36

Comprehensive Income:
Net income (loss)	$(61,975)	$6,899,308
Interest rate swap fair value change and reclassification, net	369,438	511,585
Comprehensive Income	$307,463	$7,410,893

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011

Cash Flows from Operating Activities
Net income (Loss)	$(61,975)	$6,899,308
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	2,157,451	2,192,499
Change in fair value of commodity derivative instruments	(2,424,506)	2,198,101
Lower of cost or market adjustments to inventory	1,002,706	—
Change in operating assets and liabilities:
Restricted cash	3,494,429	(145,182)
Trade accounts receivable	6,161,358	6,364,005
Miscellaneous receivables	70,208	323,516
Inventories	(7,206,735)	(4,855,276)
Prepaid and other current assets	(251,862)	(343,187)
Deposits	—	192,250
Derivative instruments - commodities	(848,160)	2,305,192
Accounts payable	991,785	112,284
Accounts payable-corn	8,619,157	10,028,489
Accrued expenses	(138,882)	(490,116)
Net cash provided by operating activities	11,564,974	24,781,883

Cash Flows from Investing Activities
Capital expenditures	(37,962)	(1,553)
Payments for construction in process	(225,770)	(134,395)
Net cash used for investing activities	(263,732)	(135,948)

Cash Flows from Financing Activities
Payments for capital lease obligations	—	(2,010)
Payments on long-term debt	(882,216)	(15,370,737)
Net cash used for financing activities	(882,216)	(15,372,747)

Net Increase in Cash	10,419,026	9,273,188

Cash – Beginning of Period	682,943	10,802,072

Cash – End of Period	$11,101,969	$20,075,260

Supplemental Cash Flow Information
Interest paid	$672,200	$1,010,559

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in construction retainage and accounts payable	$—	$101,928
Gain on derivative instruments included in other comprehensive income	$(5,845)	$77,488
Capital expenditures included in accrued expenses	$14,931	$—
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2012, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company's plant is currently producing at an annual production capacity of 108 million gallons.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of basis and delay price contracts on corn purchases, derivatives, inventory, patronage dividends, long-lived assets and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

Restricted Cash

As a part of its commodities hedging activities, the company is required to maintain cash balances with our commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may increase or decrease these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, we record the cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, we consider this restricted cash to be a current asset.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using weighted average. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margins. Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,130,000 and $2,113,000 for the three month periods ended December 31, 2012 and 2011, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

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

Interest income is recognized as earned. Patronage dividends are recognized when received from the Company's distillers' grain marketer and recorded as a reduction of marketing commissions within revenue.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company believes that there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue. The Company's products are sold Free on Board (FOB) shipping point.

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $730,000 and $812,000 for the three months ended December 31, 2012 and 2011, respectively. Freight was approximately $1,768,000 and $2,686,000 for the three months ended December 31, 2012 and 2011, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

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

2. CONCENTRATIONS

One major customer accounted for approximately 87% and 86% of the outstanding accounts receivable balance at December 31, 2012 and September 30, 2012, respectively. This same customer accounted for approximately 74% and 79% of revenue for the three months ended December 31, 2012 and 2011, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

3.  INVENTORIES

Inventories consist of the following as of December 31, 2012 and September 30, 2012:

	December 31, 2012 (Unaudited)	September 30, 2012
Raw materials	$6,373,138	$2,035,607
Work in progress	2,697,823	2,536,420
Finished goods	4,844,275	3,258,153
Spare parts	1,618,477	1,499,504
Total	$15,533,713	$9,329,684

For the three months ended December 31, 2012 , the Company recorded losses of approximately $160,000 related to corn inventory and approximately $842,000 related to ethanol inventory where the market value was less than the cost basis, attributable primarily to decrease in market prices of corn and ethanol for the inventory on hand. The loss was recorded in cost of goods sold in the statement of operations.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2012, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2014 for a total commitment of approximately $24,191,000. Approximately $6,295,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2012. At December 31, 2012, the Company has no forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 62,000 tons at various fixed prices for various delivery periods.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn and ethanol in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn derivative instruments are included as a component of cost of goods sold

The table below shows the underlying quantities of corn and ethanol resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory and ethanol sales . Corn positions are traded on the Chicago Board of Trade and ethanol are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2014 and June 2013, respectively, as of December 31, 2012.

The following table indicates the bushels of corn under derivative contract as of December 31, 2012 and September 30, 2012:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

	December 31, 2012	September 30, 2012
Short	5,940,000	2,855,000
Long	3,210,000	85,000

The following table indicates the gallons of ethanol under derivative contract as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Short	22,596,000	19,572,000
Long	23,856,000	19,152,000

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

At December 31, 2012, the Company had approximately $30,696,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income.

The interest rate swaps held by the Company as of December 31, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2012:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,407,428
Interest rate swap	Derivative Instruments - Long Term	—	309,891
Ethanol derivative contracts	Commodity Derivative Instruments - Current	29,635	—
Corn derivative contracts	Commodity Derivative Instruments - Current	2,217,263	—

As of December 31, 2012, the Company had approximately $109,000 of restricted cash held as collateral by two brokers related to ethanol and corn derivatives positions.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2012:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,458,399
Interest rate swap	Derivative Instruments - Long Term	—	628,358
Ethanol derivative contracts	Commodity Derivative Instruments - Current	85,470	—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	1,111,238

As of September 30, 2012, the Company had approximately $3,604,000 of restricted cash held as collateral by two brokers related to ethanol and corn derivative positions.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for Three months ended December 31, 2012	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Three months ended December 31, 2012	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended December 31, 2012
Interest rate swap	$(5,845)	Interest expense	$375,283	Interest expense	$—

The following tables provide details regarding the gains from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2011:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative - for Three months ended December 31, 2011	Location of Gain Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for Three months ended December 31, 2011	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) Three months ended December 31, 2011
Interest rate swap	$77,488	Interest expense	$434,097	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$2,508,147
Ethanol Derivative Contracts	Revenues	(83,641)
Totals		$2,424,506

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2011:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,415,810)
Ethanol Derivative Contracts	Revenues	(675,562)
Natural Gas Derivative Contracts	Cost of Goods Sold	$(106,729)
Totals		$(2,198,101)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(1,717,319)	$(1,717,319)	$—	$(1,717,319)	$—
Corn Derivative Contracts	2,217,263	2,217,263	2,217,263	—	—
Ethanol Derivative Contracts	29,635	29,635	29,635	—	—
Natural Gas Derivative Contracts	—	—	—	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,086,757)	$(2,086,757)	$—	$(2,086,757)	$—
Corn Derivative Contracts	(1,111,238)	(1,111,238)	(1,111,238)	—	—
Ethanol Derivative Contracts	85,470	85,470	85,470	—	—

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

6.  BANK FINANCING

On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a short-term revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April 2009, the construction loan was converted into three separate term loans: a fixed rate note, a variable rate note, and a long term revolving note. The interest rate swap agreement is applicable to the fixed rate note. The term loans have a maturity of five years with a ten-year amortization.

Line of Credit

In February 2012, the Company amended the $15,000,000 short-term line of credit through February 2013 and adjusted the interest rate to the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. Prior to this Amendment, the interest rate was calculated as the greater of the 3-month LIBOR rate plus 400 basis points or 4% and a minimum rate of 5%. This short-term line of credit is also subject to certain borrowing base limitations. There were no borrowings outstanding on the line of credit at December 31, 2012 or September 30, 2012. In January 2013, the Company and the lender began negotiations on renewing the line of credit.  During these negotiations, the lender has communicated its willingness to refinance the Company's entire loan facility during 2013, and accordingly the Company has received a 90 day extension on the line of credit under substantially the same terms. This extension was entered into to facilitate the refinancing of the entire loan facility.

Fixed Rate Note

The Company has an interest rate swap contract in connection with the note payable to its bank that contains a variable rate. The agreement requires the Company to hedge this original note principal balance, up to $41,500,000, and matures on April 8, 2014.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

The variable interest rate is determined quarterly based on the 3-month LIBOR rate plus 300 basis points. The fixed interest rate set by the swap is 8.11%.

The fair value of the interest rate swap at December 31, 2012 was $1,717,319 and was $2,086,757 at September 30, 2012 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was $30,695,763 and $31,577,979 at December 31, 2012 and September 30, 2012, respectively, and is included in current liabilities and long-term debt.

Long Term Revolving Note

At December 31, 2012 and September 30, 2012 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-day LIBOR rate plus 350 basis points with no minimum rate. At December 31, 2012, the interest rate was 4.01%. The maximum availability on the long term revolving note at December 31, 2012 was $6,500,000, which reduces by $250,000 each quarter.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets, and require additional loan payments based on excess cash flow. The covenants went into effect in April 2009.  In February, 2012, the Company amended some of these covenants as follows: The fixed charge coverage ratio covenant was reduced from 1.25:1.0 to 1.15:1.0, and the tangible net worth covenant was eliminated. The working capital covenant is increased from $10,000,000 to $15,000,000, and the capital expenditures covenant was raised to allow the Company $4,000,000 of expenditures per year instead of $1,000,000 without prior approval

Long-term debt, as discussed above, consists of the following at December 31, 2012:

Fixed rate loan	$30,695,763
Less amounts due within one year	3,710,431
Net long-term debt	$26,985,332

The estimated maturities of long-term debt at December 31, 2012 are as follows:

January 1, 2013 to December 31, 2013	$3,710,431
January 1, 2014 to December 31, 2014	26,985,332
Total long-term debt	$30,695,763

7. LEASES

At December 31, 2012, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
January 1, 2013 to December 31, 2013	$894,926
January 1, 2014 to December 31, 2014	7,226
January 1, 2015 to December 31, 2015	6,564
January 1, 2016 to December 31, 2016	6,564
January 1, 2017 to December 31, 2017	6,564
Thereafter	3,829
Total minimum lease commitments	$925,673

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2012

8. COMMITMENTS AND CONTINGENCIES

Contingencies

In February 2010, a lawsuit against the Company was filed claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. The Company is not currently able to predict the outcome of this litigation with any degree of certainty. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the three months ended December 31, 2012:

Three months ended December 31, 2012
Liability balance at beginning of quarter	$(2,086,757)
Unrealized loss on derivative instruments	(5,845)
Amount reclassified into income	375,283
Liability balance at end of quarter	$(1,717,319)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We are currently operating at an annual rate of approximately 108 million gallons of ethanol. We expect to continue to produce at or near this level for the near future. However, inability to buy corn at prices that allow us to operate profitably could require us to decrease or halt production.

Our revenues are primarily derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, N.A., Ltd. markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

Effective November 20, 2012, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with First National Bank of Omaha ("FNBO"). The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio covenant in the Construction Loan Agreement. In addition, the amendment amended the calculation of the covenant measuring the fixed charge coverage ratio for three fiscal quarters beginning October 1, 2012 through June 30, 2013. It will now be measured on a stand alone quarterly basis, reverting to the rolling twelve month basis for the year ending September 30, 2013.

Effective February 12, 2013, we entered into a Twelfth Amendment of the Construction Loan Agreement and an Eighth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Seventh Amended and Restated Revolving Promissory Note executed in February 2012 with FNBO. The amendments extend the short term line of credit for ninety days under substantially the same terms and were executed in order to facilitate the refinancing of the entire loan facility which is currently being negotiated with FNBO.

We executed a Termination of Agreement and Mutual Release (the "Termination Agreement") on January 2, 2013 with an effective date of December 24, 2012 with Bunge North America (East), L.L.C. ("Bunge"). Pursuant to the terms contained in the Termination Agreement, our Corn Feedstock Supply Agency Agreement dated July 15, 2008, as amended, (collectively the "Supply Agreement") terminated on January 15, 2013. Under the Supply Agreement, Bunge had served as our exclusive third-party agent to procure corn to be used as feedstock at our ethanol plant. The Supply Agreement was set to expire on October 15, 2013. Pursuant to the Termination Agreement, we will not be permitted to engage another third party to serve as our agent to procure corn for the ethanol plant for a period of two years. However, we may procure our own corn directly through our salaried employees and may also solicit certain specified employees of Bunge to work at the ethanol plant. The Termination Agreement also provided for a mutual release by the parties except as otherwise set forth in the Termination Agreement.

On December 31, 2011, the Volumetric Ethanol Excise Tax Credit ("VEETC") expired. VEETC provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. In 2012, the ethanol industry in the United States experienced increased competition from ethanol produced outside the United States. Increased ethanol imports was likely due in part to the elimination of the tariff on foreign ethanol. Management believes that ethanol imports will likely remain strong in 2013 and may increase. Increased competition from imported ethanol may affect our ability to sell our ethanol profitably. Management believes that the expiration of VEETC has not had a significant effect on ethanol demand and does not expect it to have a significant effect in the future so long as the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained.

The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, in August of 2012, governors from six states filed formal requests with the United States Environmental Protection Agency (the "EPA") to waive the requirements of the RFS. While the waiver requests have now been denied by the EPA and management does not believe that Congress will reduce or eliminate the RFS in the near future, if waivers were to be granted or the RFS were to be otherwise reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal. This decision will allow the CARB to continue implementation of the LCFS. A decision on the appeal is expected in the near future. If the CARB is successful in its appeal, the reinstatement of the California LCFS could become permanent which could negatively impact demand for corn-based ethanol and result in decreased ethanol prices.

Operating margins have been narrow throughout our first fiscal quarter as a result of rising commodity markets due to a limited corn supply and low corn carry over which has not been offset by ethanol prices. Continued high corn prices could put pressure on liquidity or result in unavailability of corn which could require us to decrease production for a period of time. In addition, high ethanol stocks nationally, a decrease in gasoline demand and increasing ethanol imports could negatively impact ethanol prices. Management expects that operating margins will remain tight and perhaps negative throughout our 2013 fiscal year.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the three months ended December 31, 2012 and 2011:

	2012		2011
Statement of Operations Data	Amount	%	Amount	%
Revenue	$85,083,385	100.00	$87,476,615	100.00
Cost of Goods Sold	82,418,518	96.87	78,642,521	89.90
Lower of Cost or Market Adjustment	1,002,706	1.18	—	—
Gross Profit	1,662,161	1.95	8,834,094	10.10
Operating Expenses	1,069,923	1.26	1,156,536	1.32
Operating Income	592,238	0.70	7,677,558	8.78
Other Expense, net	(654,213)	(0.77)	(778,250)	(0.89)
Net Income (Loss)	$(61,975)	(0.07)	$6,899,308	7.89

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$63,313,394	74.41%	$69,445,904	79.39%
Dried Distillers Grains Sales	19,277,138	22.66	15,431,295	17.64
Wet Distillers Grains Sales	93,053	0.11	40,844	0.05
Corn Oil Sales	2,289,715	2.69	2,508,570	2.87
Other Revenue	110,085	0.13	50,002	0.05
Total Revenues	$85,083,385	100.00%	$87,476,615	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Production:
Ethanol sold (gallons)	27,261,422	27,765,348
Distillers grains sold (tons)	76,176	79,068
Corn oil sold (pounds)	6,280,620	5,845,600

Revenues:
Ethanol average price per gallon	$2.32	$2.50
Distillers grains average price per ton	$254	$196
Corn oil average price per pound	$0.36	$0.43

Primary Inputs:
Corn ground (bushels)	9,927,182	10,354,473
Natural gas purchased (MMBTU)	794,313	823,121

Costs of Primary Inputs:
Corn average price per bushel ground	$7.83	$6.24
Natural gas average price per MMBTU	$3.90	$4.08

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.061	$0.077
Denaturant cost per gallon of ethanol sold	$0.053	$0.055
Electricity cost per gallon of ethanol sold	$0.030	$0.029
Direct Labor cost per gallon of ethanol sold	$0.020	$0.020

Revenues

Our revenues are derived primarily from the sale of our ethanol, distillers grains and corn oil. For the three month period ended December 31, 2012, we received approximately 74% of our revenue from the sale of ethanol, approximately 23% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended December 31, 2011, we received approximately 79% of our revenue from the sale of ethanol, approximately 18% of our revenue from the sale of distillers grains, and approximately 3% of our revenue from the sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol decreased for our three month period ended December 31, 2012 as compared to our three month period ended December 31, 2011. Our decrease in revenues for our three month period ended December 31, 2012 as compared to 2011 was primarily the result of lower ethanol prices on average per gallon in the three month period ended December 31, 2012 as compared to the same period in 2011. During the three months ended December 31, 2011, ethanol prices were buoyed by high demand for the product in advance of the expiration of the VEETC blenders credit on December 31, 2011.

During the three month period ended December 31, 2012, the market price of ethanol varied between $2.19 per gallon and $2.56 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.32 for the three month period ended December 31, 2012. During the three month period ended December 31, 2011, the market price of ethanol varied between $2.09 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.50 per gallon for the three month period ended December 31, 2011.

Ethanol prices declined gradually throughout the first fiscal quarter as gasoline demand declined and imports of foreign ethanol into the United States increased. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices and may be supported by decreased ethanol production due to shut downs in the industry. However, the historic correlation between the price of ethanol and corn prices has recently been less reliable and management believes that lower gasoline and export demand along with excess ethanol supply and increased imports could negatively impact ethanol prices, particularly during our third and fourth fiscal quarters. Operating margins have been narrow during our first fiscal quarter. Management expects that operating margins will remain tight and perhaps negative throughout our fiscal year 2013.

We experienced a slight decrease in the gallons of ethanol sold in the three month period ended December 31, 2012 as compared to the same period in 2011. We sold approximately 27,261,000 gallons of ethanol during the three month period ended December 31, 2012 compared to approximately 27,765,000, for the same three month period ended in 2011.

Management anticipates that the gallons of ethanol sold will remain relatively consistent. However, limited corn supply and low corn carry over may result in our inability to secure corn at prices that allow us to operate the ethanol plant profitably. If that occurs, we may be required to decrease or halt production for a period of time.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At December 31, 2012, we had no forward ethanol sales contracts. As of December 31, 2012, we have open short (selling) positions for 22,596,000 gallons of ethanol and open long (buying) position for 23,856,000 gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through June 2013. For the three month periods ended December 31, 2012 and 2011, we recorded net losses on our ethanol derivative contracts of $83,641 and $675,562, respectively. These losses were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the three month period ended December 31, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended December 31, 2012 as compared to the same period in 2011.

During the three month period ended December 31, 2012, the market price of distillers grains varied between $244 per ton of distillers grains and $273 per ton of distillers grains. Our average price per ton of distillers grains sold was $254 per ton for the three month period ended December 31, 2012 as compared to an average price of $196 per ton for the three month period ended December 31, 2011.

Management believes that the market prices for distillers grains will change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices have been increasing throughout our first fiscal quarter in relation to strong corn prices which have faced pressure from a limited corn supply resulting from a poor 2012 corn crop. Typically, distillers grains prices as a percentage of corn value are approximately 80% or better. During our first fiscal quarter, distillers grain prices were significantly higher as a percentage of corn value than typically expected. Management believes that distillers grains prices will generally continue to follow corn. However, higher distillers grains prices could result in end-users switching to lower priced alternatives which may result in a decrease in demand and in distillers grains prices. In addition, we expect distillers grains prices to revert closer to traditional levels as a percentage of corn value. Management anticipates that distillers grains exports will likely remain relatively steady in the near term.

The amount of distillers grains sold in the three month period ended December 31, 2012 decreased as compared to the same period in 2011 due to a decrease in ethanol production levels and an increase corn oil extraction yields. We sold 76,176 tons and 79,068 tons of distillers grains during the three month periods ended December 31, 2012 and 2011, respectively. Management anticipates that the amount of distillers grains sold will remain relatively steady unless we are required to decrease or halt production for a period of time at our plant.

Corn Oil

Our revenue from corn oil sales decreased in the three month period ended December 31, 2012 as compared to the same period in 2011 which was primarily a result of a decrease in the average price per pound of corn oil in the three month period ended December 31, 2012 as compared to the same period in 2011 which was not offset by an increase in the amount of corn oil sold in the three month period ended December 31, 2012 as compared to the same period in 2011. The average price per pound of corn oil was $0.36 per pound for the quarter ended December 31, 2012 as compared to $0.43 for the same period in 2011.

Management expects corn oil prices to rebound slightly in the near term as biodiesel producers begin production for the 2013 mandate. However, additional ethanol plants entering into the corn oil market could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will remain relatively steady unless we are required to decrease or halt production for a period of time at our plant.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 98% for the three months ended December 31, 2012 as compared to 90% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of corn relative to the price of ethanol and distillers grains for the three months ended December 31, 2012 as compared to the same period in 2011. During the three month period ended December 31, 2012, the Company recorded a lower of cost of market adjustment of approximately $842,000 for ethanol inventories and approximately $160,000 for corn inventories. Our two largest costs of production are corn and natural gas.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended December 31, 2012, we used approximately 9,927,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 10,354,000 bushels for the same period in 2011. During the three months ended December 31, 2012, we sold less gallons of ethanol and tons of distillers grains as compared to the same period in 2011.

During the three month period ended December 31, 2012, our average price paid per bushel of corn increased as compared to the same period in 2011. During the three month period ended December 31, 2012, the market price of corn varied between $7.36 per bushel and $8.13 per bushel. Our average price per bushel of corn ground was $7.83, including the effects of our risk management/hedging. During the three month period ended December 31, 2011, the market price of corn varied between $5.99 and $6.99 per bushel. Our average price per bushel of corn ground was $6.24, including the effects of our risk management/hedging.

Corn prices trended downwards slightly during our first fiscal quarter but remained relatively high due to limited supply from a poor 2012 corn crop and low carry over. Management expects that corn prices will remain volatile through our second fiscal quarter as a result of a limited supply. Planting progress, weather conditions and the results of the 2013 harvest will have a significant effect on corn pricing during our third and fourth fiscal quarters. High corn prices will have a negative effect on our operating margins unless the price of ethanol out paces high corn prices. In addition, we have recently purchased some of the corn we need from other non-traditional markets and transported it to our plant via rail due to decreased corn deliveries by local producers during the first fiscal quarter. We anticipate that we will continue to rail in some of our corn feedstock in the future which may result in additional transportation costs. Management will continue to monitor the availability of corn in our area. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or even halt production at our plant.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At December 31, 2012, we have forward corn purchase contracts for various delivery periods through March 2014 for a total commitment of approximately $24,191,000. Approximately $6,295,000 of the forward corn purchases were with a related party. As of December 31, 2012 we also have open short (selling) positions for 5,940,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 3,210,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2014. For the three month periods ended December 31, 2012 and 2011, we recorded a net gain on our corn derivative contracts of $2,508,147 and a net loss of $1,415,810, respectively. These losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were lower during our three month period ended December 31, 2012 as compared to the three month period ended December 31, 2011. This decrease in cost of natural gas for the three month period ended December 31, 2012 as compared to the same period in 2011 was the result of a decrease in the average price we paid per MMBTU of natural gas and a decrease in the number of MMBTUs purchased.

During the three month period ended December 31, 2012 the market price of natural gas varied between $3.61 per MMBTU and $4.20 per MMBTU. Our average price per MMBTU of natural gas was $3.90 after considering the effects of our risk management/hedging. During the three month period ended December 31, 2011, the market price of natural gas varied between $3.29 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $4.08.

Natural gas prices have remained at historically low levels during our first fiscal quarter. Management anticipates that natural gas prices will remain relatively low unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production could also result in increased energy demand which could result in an increase in natural gas prices.

During our three month period ended December 31, 2012, we purchased approximately 794,000 MMBTU's of natural gas as compared to 823,000 MMBTU's for the three month period ended December 31, 2011. Management attributes this decrease in natural gas to the increased efficiency of some of the plant's mechanical systems as well as lower production during the quarter.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended December 31, 2012 and 2011. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a slight decrease in actual operating expenses of approximately $87,000 for the three month period ended December 31, 2012 as compared to the same period in 2011 primarily due to a reduction of wages, office expenses, insurance, travel and amortization, Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2013 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2012 was approximately 0.7% of our revenues compared to an operating income of approximately 0.9% of our revenues for the same period in 2011. The operating loss for the three month period ended December 31, 2012 was primarily the result of the lower prices we received for our ethanol relative to the cost of corn.

Other Expense

Our other expense for the three months ended December 31, 2012 was approximately 0.8% of our revenues compared to other expense of approximately 0.9% of revenues for the same period in 2011. Our other expense for the three month period ended December 31, 2012 and 2011 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2012

The following table highlights the changes in our financial condition:

	December 31, 2012 (Unaudited)	September 30, 2012
Current Assets	$45,283,760	$35,973,410
Current Liabilities	$25,064,095	$16,662,886
Member's Equity	$109,602,009	$109,294,546

We experienced an increase in our total current assets at December 31, 2012 compared to our fiscal year ended September 30, 2012. We had cash of approximately $11,102,000 at December 31, 2012 as compared to $683,000 at September 30,

2012. This increase in cash is because of producers deferring payments for corn until after December 31, 2012. Restricted cash decreased approximately $3,494,000 at December 31, 2012 compared to September 30, 2012. This decrease is the result of declining corn prices for nearby months during the quarter. Commodity derivative instruments increased approximately $2,161,000 at December 31, 2012 compared to September 30, 2012. This increase is the result of higher corn futures prices in March through July market periods. We also experienced an increase of approximately $6,204,000 in the value of our inventory at December 31, 2012 compared to September 30, 2012. This increase is the result of having more corn and ethanol on hand at December 31, 2012. At December 31, 2012, we had trade accounts receivable of approximately $15,625,000 compared to trade accounts receivable at September 30, 2012 of approximately $21,786,000.

We experienced an increase in our total current liabilities at December 31, 2012 compared to September 30, 2012. The increase is primarily due to an increase in our accounts payable related to corn of approximately $8,619,000 at December 31, 2012 compared to September 30, 2012 due to the more producers deferring payment on corn until the first of the year. Our accounts payable also increased by approximately $992,000 at December 31, 2012 as compared to September 30, 2012. We experienced a decrease in our commodity derivative instruments of approximately $1,111,000 at December 31, 2012 as compared to September 30, 2012.

We experienced a decrease in our long-term liabilities as of December 31, 2012 compared to September 30, 2012. At December 31, 2012 we had approximately $26,985,000 outstanding in the form of long-term loans, compared to approximately $27,944,000 at September 30, 2012. The decrease is primarily due to scheduled principal repayments made on our term loans.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2013 fiscal year.

Operating margins have been narrow throughout our first fiscal quarter as a result of rising commodity markets due to a limited corn supply and low corn carry over which has not been offset by ethanol prices. Continued high corn prices could put pressure on liquidity or result in unavailability of corn which could require us to decrease production for a period of time. In addition, high ethanol stocks nationally, a decrease in gasoline demand and increasing ethanol imports could negatively impact ethanol prices. Management expects that operating margins will remain tight and perhaps negative throughout our fiscal year 2013. While we have reduced our reliance on our revolving lines of credit and paid off the balance on our variable rate note and our corn oil extraction note, should we continue to experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the three months ended December 31, 2012 and 2011:

	2012	2011
Net cash provided by operating activities	$11,564,974	$24,781,883
Net cash used for investing activities	$(263,732)	$(135,948)
Net cash used for financing activities	$(882,216)	$(15,372,747)
Net increase in cash	$10,419,026	$9,273,188
Cash, beginning of period	$682,943	$10,802,072
Cash, end of period	$11,101,969	$20,075,260

Cash Flow provided by Operations

We experienced a decrease in our cash flow from operations for the three month period ended December 31, 2012. Approximately $11,565,000 of cash was provided by operating activities for the three months ended December 31, 2012 as compared to approximately $24,782,000 provided by operating activities for the three months ended December 31, 2011. This was primarily due to a decrease in net income for the three months ended December 31, 2012 compared with the same period in 2011. Also, we paid more for corn inventory as prices were approximately an average of forty cents higher per bushel than for the same period in 2011.

Cash Flow used for Investing Activities

Cash used in investing activities was approximately $264,000 for the three months ended December 31, 2012 as compared to approximately $136,000 for the same period in 2011. Cash used in investing activities increased due to an increase in payments for construction in process and capital expenditures for the three months ended December 31, 2012 as compared to the same period in 2011.

Cash Flow used for Financing Activities

Cash used in financing activities was approximately $882,000 for the three months ended December 31, 2012 as compared to approximately $15,373,000 for the same period in 2011. In October 2011, we paid $14,500,000 on the variable rate note, retiring that loan. During the three months ended December 31, 2012 we made principal payments on the only outstanding loan that remains, the Fixed Rate Note.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2012 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
Short and Long Term Debt Sources
On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha ("FNBO") establishing a senior credit facility for the construction of our plant. The credit facility was in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan.
In April 2009, the construction loan was converted into multiple term loans one of which was a $41,500,000 Fixed Rate Note, which will be applicable to the interest rate swap agreement, a $31,500,000 Variable Rate Note, and a $10,000,000 Long Term Revolving Note. The term loans have a maturity of five years with a ten-year amortization.
On November 21, 2012, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with FNBO. The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio. In addition, the amendment amends the calculation of the covenant measuring the fixed charge coverage ratio for three quarters beginning October 1, 2012 through June 30, 2013. It will now be measured on a stand alone quarterly basis, reverting to the rolling quarter basis for the year ending September 30, 2013.

Effective February 12, 2013, we entered into a Twelfth Amendment of the Construction Loan Agreement and an Eighth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Seventh Amended and Restated Revolving Promissory Note executed in February 2012 with FNBO. The amendments extend the short term line of credit for ninety days under substantially the same terms and were executed in order to facilitate the refinancing of the entire loan facility which is expected to occur in 2013. Although FNBO has indicated during negotiations a willingness to refinance the entire loan facility, a definite agreement on the terms of that refinancing has not yet been reached.

Line of Credit

Our revolving line of credit in the amount of $15,000,000 was set to expire on February 13, 2013. The interest rate is the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. At December 31, 2012 and at September 30, 2012 there were no outstanding borrowings on the revolving line of credit. Effective February 12, 2013, we have received a 90 day extension on the line of credit under substantially the same terms. This extension was entered into to facilitate the refinancing of the entire loan facility which is expected to occur in 2013.

Fixed Rate Note

As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of December 31, 2012 and September 30, 2012 we had an interest rate swap liability with a fair value of $1,717,319 and $2,086,757 respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the 3-month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was $30,695,763 and $31,577,979 at December 31, 2012 and September 30, 2012, respectively, and is included in current liabilities and long-term debt.

Long Term Revolving Note

At December 31, 2012 and September 30, 2012 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-Day LIBOR plus 350 basis points with no minimum interest rate. At December 31, 2012, the interest rate was 4.01%. The maximum availability on the long term revolving note at December 31, 2012 was $6,500,000, which reduces by $250,000 each quarter.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants. We were in compliance with all loan covenants at December 31, 2012.

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

We are currently meeting our liquidity needs and complying with our financial covenants, as revised, and the other terms of our loan agreements. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our revised financial covenants in our loan agreements through December 31, 2013. However, we are currently operating at narrow to negative margin levels. Should market conditions deteriorate further in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. We will continue to evaluate our liquidity needs for the upcoming months and work with our lenders to try to ensure that the terms of the loan agreements, including the financial covenants, are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our revised loan covenants or other terms of our loan agreements. Should we violate the terms or revised covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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

Subsequent Events

None.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three month period ended December 31, 2012.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  However, as of December 31, 2012 we did not have any amounts outstanding on our revolving line of credit and terms loans bearing variable interest rates.

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of December 31, 2012 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of December 31, 2012, our interest rate swap had a liability fair value of $1,717,319.

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

We enter into fixed price contracts for corn purchases on a regular basis.  It is our intent that, as we enter in to these contracts, we will use various hedging instruments to maintain a near even market position.  For example, if we have 1 million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we have under fixed price contracts.  Because our ethanol marketing company is selling substantially all of the gallons it markets on a spot basis we also include the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that need to be hedged.

As of December 31, 2012, we have open short (selling) positions for 5,940,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 22,596,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of December 31, 2012, we have open long (buying) positions for 3,210,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 23,856,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. We do not have any open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2014 and ethanol derivatives are forecasted to settle through June 2013. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended December 31, 2012, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of $2,508,147 and a loss due to the change in fair value of our outstanding ethanol derivative positions of $83,641. During the three month period ended December 31, 2012, the Company recorded a lower of cost of market adjustment of approximately $842,000 for ethanol inventories and approximately $160,000 for corn inventories.

At December 31, 2012, we have committed to purchase approximately 3,582,000 bushels of corn through March 2014 at an average bushel price of $6.86 and the spot price at December 31, 2012 was $7.32 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of December 31, 2012 we had price protection in place for approximately 9% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of December 31, 2012 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2012. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31 2012	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,154,000
Ethanol	114,000,000	Gallons	10%	$24,966,000
Corn	36,469,900	Bushels	10%	$26,696,000
DDGs	255,900	Tons	10%	$6,601,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation ("MDL"). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). The Company has since answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing. Motions for summary judgment are expected to be filed by both GS Cleantech Corporation and the Company. The Company anticipates that after rulings are entered on those motions and discovery issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.

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

Air Emissions Permit

In January of 2010 we applied for a Title V Operating Permit for air emissions from the Indiana Department of Environmental Management ("IDEM"). IDEM issued the permit on August 5, 2010. This permit increased our operating capacity and emission limits. The new permit increased the Company's potential to emit criteria pollutants, which includes particulate matter. Each criteria pollutant must be less than 250 tons per consecutive twelve month period. This provision was based on a rule change issued by the Environmental Protection Agency ("EPA") on May 1, 2007, which allowed ethanol plants to emit up to 250 tons per criteria pollutant, excluding fugitive dust, instead of only 100 tons per criteria pollutant, including fugitive dust.

On September 8, 2010, the National Resource Defense Council ("NRDC") filed an administrative appeal of the Company's Title V Operating Permit challenging IDEM's authority to grant the Title V Operating Permit. NRDC is arguing the IDEM failed to incorporate the May 1, 2007 EPA rule change into the EPA - approved State Implementation Plan ("SIP") and that as a result, the Permit was improperly issued as the existing SIP still limited ethanol plants to 100 tons of particulate matter. The NRDC appeal regarding our Title V Operating Permit has been stayed pending resolution of similar administrative appeals filed by NRDC against other ethanol plants in Indiana.

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

Item 1A. Risk Factors

There have been no material changes in the risks that we face since the date we filed our Annual Report on Form 10-K dated December 11, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Eighth Amended and Restated Revolving Promissory Note between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 12, 2013.*
10.2	Twelfth Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 12, 2013.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2012 and September 30, 2012, (ii) Condensed Statements of Operations and Comprehensive Income for the three months ended December 31, 2012 and 2011, (iii) Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 11, 2013	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 11, 2013	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)