Form 10-Q
period 2013-03-31
Cardinal Ethanol LLC
filed 2013-05-15
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	March 31, 2013	September 30, 2012
	(Unaudited)
Current Assets
Cash	$1,555,736	$682,943
Restricted cash	2,526,322	3,603,580
Trade accounts receivable	23,241,507	21,785,960
Miscellaneous receivables	393,056	192,514
Inventories	18,489,254	9,329,684
Prepaid and other current assets	736,241	293,259
Commodity derivative instruments	148,450	85,470
Total current assets	47,090,566	35,973,410

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	122,107,140	122,149,377
Building	7,007,100	6,996,908
Office equipment	540,020	529,507
Vehicles	31,928	31,928
Construction in process	438,111	99,461
	151,248,896	150,931,778
Less accumulated depreciation	(37,355,328)	(33,106,415)
Net property, plant, and equipment	113,893,568	117,825,363

Other Assets
Deposits	80,000	80,000
Investment	474,837	474,837
Financing costs, net of amortization	122,466	176,155
Total other assets	677,303	730,992

Total Assets	$161,661,437	$154,529,765

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2013	September 30, 2012
	(Unaudited)
Current Liabilities
Checks written in excess of bank balances	$2,796,773	$—
Accounts payable	2,884,331	2,390,221
Accounts payable- corn	4,385,442	6,861,610
Accrued expenses	1,274,851	1,207,414
Commodity derivative instruments	179,382	1,111,238
Derivative instruments - interest rate swap	1,353,386	1,458,399
Operating line of credit	2,750,000	—
Current maturities of long-term debt	3,710,431	3,634,004
Total current liabilities	19,334,596	16,662,886

Long-Term Debt	26,091,657	27,943,975

Derivative Instruments - interest rate swap	6,646	628,358

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(1,360,032)	(2,086,758)
Distributions to members	—	(6,280,580)
Retained earnings	46,676,357	46,749,671
Total members' equity	116,228,538	109,294,546

Total Liabilities and Members’ Equity	$161,661,437	$154,529,765

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Revenues	$89,769,233	$77,692,498	$174,852,618	$165,169,114

Cost of Goods Sold	81,670,819	74,235,116	165,092,043	152,877,637

Gross Profit	8,098,414	3,457,382	9,760,575	12,291,477

Operating Expenses	1,200,458	1,050,836	2,270,381	2,207,373

Operating Income	6,897,956	2,406,546	7,490,194	10,084,104

Other Income (Expense)
Interest income	690	698	1,555	1,405
Interest expense	(618,786)	(692,607)	(1,281,405)	(1,498,213)
Miscellaneous income (expense)	(10,618)	113,106	(3,076)	139,757
Total	(628,714)	(578,803)	(1,282,926)	(1,357,051)

Net Income	$6,269,242	$1,827,743	$6,207,268	$8,727,053

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$429.22	$125.14	$424.98	$597.50

Distributions Per Unit	$—	$430	$—	$430

Comprehensive Income:
Net income	$6,269,242	$1,827,743	$6,207,268	$8,727,053
Interest rate swap fair value change and reclassification, net	357,287	258,043	726,725	769,628
Comprehensive Income	$6,626,529	$2,085,786	$6,933,993	$9,496,681

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012

Cash Flows from Operating Activities
Net income	$6,207,268	$8,727,053
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	4,316,209	4,332,059
Change in fair value of commodity derivative instruments	(3,430,211)	950,946
Loss on sale of equipment	12,259	—
Non-cash dividend income	—	(21,161)
Provision for uncollectible accounts	—	(23,500)
Change in operating assets and liabilities:
Restricted cash	1,077,258	146,756
Trade accounts receivables	(1,455,547)	787,873
Miscellaneous receivable	(200,542)	343,574
Inventories	(9,159,570)	924,703
Prepaid and other current assets	(442,982)	11,688
Deposits	—	192,250
Derivative instruments	2,435,375	3,074,650
Accounts payable	494,110	(192,124)
Accounts payable-corn	(2,476,168)	(328,646)
Accrued expenses	67,436	(469,044)
Net cash provided by (used for) operating activities	(2,555,105)	18,457,077

Cash Flows from Investing Activities
Capital expenditures	(264,114)	(27,589)
Payments for construction in process	(338,650)	(669,753)
Proceeds from sale of equipment	259,780	—
Net cash used for investing activities	(342,984)	(697,342)

Cash Flows from Financing Activities
Checks written in excess of bank balances	2,796,773	—
Distributions paid	—	(6,280,580)
Proceeds from line of credit, net	2,750,000	—
Payments for capital lease obligations	—	(2,010)
Payments on long-term debt	(1,775,891)	(18,893,992)
Net cash provided by (used for) financing activities	3,770,882	(25,176,582)

Net Increase (Decrease) in Cash	872,793	(7,416,847)

Cash – Beginning of Period	682,943	10,802,072

Cash – End of Period	$1,555,736	$3,385,225

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012

Supplemental Cash Flow Information
Interest paid	$1,321,092	$1,757,702

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in construction retainage and accounts payable	$—	$274,093
Capital expenditures included in accrued expenses	$3,991	$—
Net gain on derivative instruments included in other comprehensive income	$726,725	$769,628

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company's plant has an approximate annual production capacity between 100 and 115 million gallons.

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

Restricted Cash

As a part of its commodities hedging activities, the Company is required to maintain cash balances with our commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may increase these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, we record the cash maintained with the traders in the margin accounts as restricted cash. Since the futures contracts are scheduled to expire within twelve months, we consider this restricted cash to be a current asset.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,132,000 and $4,263,000 for the three and six month periods ended March 31, 2013. Depreciation for the same periods in 2012 were approximately $2,109,000 and $4,221,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

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

2. CONCENTRATIONS

One major customer accounted for approximately 85% and 86% of the outstanding accounts receivable balance at March 31, 2013 and September 30, 2012, respectively. This same customer accounted for approximately 74% and 74% of revenue for the three and six months ended March 31, 2013, respectively. Revenue percentages for the same customer for the three and six months ended March 31, 2012 were 79% and 79%, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

3.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2013 (Unaudited)	September 30, 2012
Raw materials	$11,479,034	$2,035,607
Work in progress	2,595,280	2,536,420
Finished goods	2,729,033	3,258,153
Spare parts	1,685,907	1,499,504
Total	$18,489,254	$9,329,684

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2013, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through September 2014 for a total commitment of approximately $21,993,000. Approximately $1,195,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2013. At March 31, 2013, the Company has no forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 58,000 tons at various fixed prices for various delivery periods.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn and natural gas derivative instruments are included as a component of cost of goods sold.

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through December 2014 and December 2013, respectively, as of March 31, 2013.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

The following table indicates the bushels of corn under derivative contracts as of:

	March 31, 2013	September 30, 2012
Short	3,390,000	2,855,000
Long	1,490,000	85,000

The following table indicates the gallons of ethanol under derivative contracts as of:

	March 31, 2013	September 30, 2012
Short	14,490,000	19,572,000
Long	6,300,000	19,152,000

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

At March 31, 2013, the Company had approximately $29,802,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive loss.

The interest rate swaps held by the Company as of March 31, 2013 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2013:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,353,386
Interest rate swap	Derivative Instruments - Long Term	—	6,646
Ethanol derivative contracts	Commodity Derivative Instruments - Current	—	179,382
Corn derivative contracts	Commodity Derivative Instruments - Current	148,450	—

As of March 31, 2013 the Company had approximately $2,526,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2013:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$15,933	Interest expense	$373,220	Interest expense	$—

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$153,581	Interest expense	$411,624	Interest expense	$—

The following table provides details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$688,161
Ethanol Derivative Contracts	Revenues	306,374
Natural Gas Derivative Contracts	Cost of Goods Sold	11,170
Totals		$1,005,705

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

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2013:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$21,778	Interest expense	$748,504	Interest expense	$—

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$76,093	Interest expense	$845,721	Interest expense	$—

The following table provides details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,196,308
Ethanol Derivative Contracts	Revenues	222,733
Natural Gas Derivative Contracts	Cost of Goods Sold	11,170
Totals		$3,430,211

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(79,442)
Ethanol Derivative Contracts	Revenues	(606,276)
Natural Gas Derivative Contracts	Cost of Goods Sold	(265,228)
Totals		$(950,946)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis as of March 31, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(1,360,032)	$(1,360,032)	$—	$(1,360,032)	$—
Corn Derivative Contracts	148,450	148,450	148,450	—	—
Ethanol Derivative Contracts	(179,382)	(179,382)	(179,382)	—	—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

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

Line of Credit

In February 2013, the Company extended the $15,000,000 short-term line of credit through May 11, 2013. In May 2013, the Company extended the short-term line of credit through June 11, 2013. The interest rate for the short-term line of credit is the 30-day LIBOR rate plus 350 basis points with no minimum. This short-term line of credit is also subject to certain borrowing base limitations. There were $2,750,000 borrowings outstanding on the line of credit at March 31, 2013 and no borrowings outstanding at September 30, 2012.

In January 2013, the Company and the lender began negotiations to refinance the Company's entire loan facility during 2013. The Company and lender have discussed terms for the refinancing and FNBO has provided a written commitment outlining the proposed terms of the refinancing. However, a definitive agreement has not yet been executed.

Fixed Rate Note

The Company has an interest rate swap contract in connection with the note payable to its bank that contains a variable rate. The agreement requires the Company to hedge this original note principal balance, up to $41,500,000, and matures on April 8, 2014. The variable interest rate is determined quarterly based on the 3-month LIBOR rate plus 300 basis points. The fixed interest rate set by the swap is 8.11%. This note is scheduled to mature in full on April 8, 2014. The Company and lender have discussed terms for the refinancing and FNBO has provided a written commitment outlining the proposed terms of the refinancing. However, a definitive agreement has not yet been executed.

The fair value of the interest rate swap at March 31, 2013 was $1,360,032 and was $2,086,757 at September 30, 2012 and is included in current and long term liabilities on the balance sheet (Note 4). The Company is required to make quarterly principal and accrued interest payments through April 2014. The outstanding balance of this note was $29,802,088 and $31,577,979 at March 31, 2013 and September 30, 2012, respectively, and is included in current liabilities and long-term debt.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

Long Term Revolving Note

At March 31, 2013 and September 30, 2011 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-day LIBOR rate plus 350 basis points with no minimum rate. At March 31, 2013, the interest rate was 3.81%. The maximum availability on the long term revolving note at March 31, 2013 was $6,250,000, which reduces by $250,000 each quarter.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios, are secured by all business assets. The covenants went into effect in April 2009.  In February, 2012, the Company amended some of these covenants as follows: The fixed charge coverage ratio covenant was reduced from 1.25:1.0 to 1.15:1.0, and the tangible net worth covenant was eliminated. The working capital covenant is increased from $10,000,000 to $15,000,000, and the capital expenditures covenant was raised to allow the Company $4,000,000 of expenditures per year instead of $1,000,000 without prior approval.

Long-term debt, as discussed above, consists of the following at March 31, 2013:

Fixed rate loan	$29,802,088
Less amounts due within one year	3,710,431
Net long-term debt	$26,091,657

The estimated maturities of long-term debt at March 31, 2013 are as follows:

April 1, 2013 to March 31, 2014	$3,710,431
April 1, 2014 to March 31, 2015	26,091,657
Total long-term debt	$29,802,088

7. LEASES

At March 31, 2013, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2013 to March 31, 2014	$629,278
April 1, 2014 to March 31, 2015	6,564
April 1, 2015 to March 31, 2016	6,564
April 1, 2016 to March 31, 2017	6,564
April 1, 2017 to March 31, 2018	6,564
Thereafter	2,188
Total minimum lease commitments	657,722

8. COMMITMENTS AND CONTINGENCIES

Contingencies

In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. The Company is not currently able to predict the outcome of this litigation with any degree

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2013

of certainty. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation, if awarded, would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of changes in the fair value of derivative instruments that are designated as and meet all of the required criteria for a cash flow hedge. Changes in accumulated other comprehensive loss all related to the interest rate swap for the six months ended March 31, 2013:

	Six months ended March 31, 2013	Six months ended March 31, 2012
Liability balance at beginning of year	$(2,086,757)	$(3,482,770)
Unrealized loss on derivative instruments	(21,778)	(76,093)
Amount reclassified into income	748,503	845,721
Liability balance at end of six months	$(1,360,032)	$(2,713,142)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We are currently operating at an annual rate of approximately 112 million gallons of ethanol. We expect to continue to produce at or near this level for the near future.

Our revenues are primarily derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, LLC markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

    Effective February 12, 2013, we entered into a Twelfth Amendment of the Construction Loan Agreement and an Eighth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Seventh Amended and Restated Revolving Promissory Note executed in February 2012 with First National Bank of Omaha ("FNBO"). Effective May 10, 2013, we entered into a Thirteenth Amendment of the Construction Loan Agreement and a Ninth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Eighth Amended and Restated Revolving Promissory Note executed in February 2013 with FNBO. These amendments extend the short term line of credit until June 11, 2013 under substantially the same terms and were executed in order to facilitate the refinancing of the entire loan facility. FNBO has provided a written commitment outlining the proposed terms of the refinancing and management expects that the refinancing will close during our third fiscal quarter. However, a definitive agreement has not yet been executed.

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

The RFS requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. If the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals for legislation in Congress to reduce or eliminate the RFS. In April 2013, a bill known as the RFS Reform Act was introduced which would eliminate the requirement for corn-based ethanol and put a 10-percent cap on the amount of ethanol that can be blended with gasoline. In addition, in August of 2012, governors from several states filed formal requests with the United States Environmental Protection Agency (the "EPA") to waive the requirements of the RFS. While the waiver requests have now been denied by the EPA and management does not believe that Congress will pass the RFS Reform Act or reduce or eliminate the RFS in the near future, if waivers were to be granted or the RFS were to be otherwise reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The EPA has approved the use of E15 gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

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

The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff of $83.03 per metric ton on ethanol which is produced in the United States and exported to Europe. This tariff could result in a decrease of exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and potentially tight or even negative margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations:

	2013		2012
Statement of Operations Data	Amount	%	Amount	%
Revenue	$89,769,233	100.00	$77,692,498	100.00
Cost of Goods Sold	81,670,819	90.98	74,235,116	95.55
Gross Profit	8,098,414	9.02	3,457,382	4.45
Operating Expenses	1,200,458	1.34	1,050,836	1.35
Operating Income	6,897,956	7.68	2,406,546	3.10
Other Expense, net	(628,714)	(0.70)	(578,803)	(0.74)
Net Income	$6,269,242	4.96	$1,827,743	2.36

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$66,922,135	74.55%	$61,143,823	78.70%
Dried Distillers Grains Sales	20,334,421	22.65	14,678,562	18.89
Wet Distillers Grains Sales	26,825	0.03	32,386	0.04
Corn Oil Sales	2,392,807	2.67	1,752,248	2.26
Other Revenue	93,045	0.10	85,479	0.11
Total Revenues	$89,769,233	100.00%	$77,692,498	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Sales:
Ethanol sold (gallons)	27,582,677	28,669,298
Distillers grains sold (tons)	79,365	77,918
Corn oil sold (pounds)	6,405,486	4,538,320

Revenues:
Ethanol average price per gallon	$2.46	$2.18
Distillers grains average price per ton	$257.37	$188.85
Corn oil average price per pound	$0.37	$0.39

Primary Inputs:
Corn ground (bushels)	9,373,145	9,865,199
Natural gas purchased (MMBTU)	761,687	775,022

Costs of Primary Inputs:
Corn average price per bushel ground	$7.43	$6.32
Natural gas average price per MMBTU	$3.90	$3.01

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.061	$0.075
Denaturant cost per gallon of ethanol sold	$0.056	$0.053
Electricity cost per gallon of ethanol sold	$0.028	$0.030
Direct Labor cost per gallon of ethanol sold	$0.023	$0.021

Revenues

Our revenues are derived primarily from the sale of our ethanol, distillers grains and corn oil. For the three month period ended March 31, 2013, we received approximately 74% of our revenue from the sale of fuel ethanol, approximately 23% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended March 31, 2012, we received approximately 79% of our revenue from the sale of fuel ethanol and approximately 19% of our revenue from the sale of distillers grains and approximately 2% of total sales from corn oil. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol increased for our three month period ended March 31, 2013 as compared to our three month period ended March 31, 2012. Our increase in revenues for our three month period ended March 31, 2013 as compared to 2012 was the result of higher ethanol prices on average per gallon in the three month period ended March 31, 2013 as compared to the same period in 2012. We are currently operating at approximately 12% above our nameplate capacity.

During the three month period ended March 31, 2013, the market price of ethanol varied between $2.16 per gallon and $2.76 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.46 for the three month period ended March 31, 2013. During the three month period ended March 31, 2012, the market price of ethanol varied between $2.08 per gallon and $2.40 per gallon. Our average price per gallon of ethanol sold was $2.18 per gallon, for the three month period ended March 31, 2012. We experienced a slight decrease in the gallons of ethanol sold in the three month period ended March 31, 2013 as compared to the same period in 2012 due to lower plant run rates. We sold approximately 27,583,000 gallons of ethanol during the three month period ended March 31, 2013 compared to approximately 28,669,000, for the same three month period ended in 2012.

Ethanol prices rose during our second fiscal quarter in response to high corn prices, a decrease in ethanol production due to shutdowns of some ethanol production facilities and a gradual reduction in ethanol stocks. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, the historic correlation between the price of ethanol and corn prices has recently been less reliable. Therefore, management believes that lower gasoline and export demand along with excess ethanol supply due to increased imports of foreign ethanol and the possible resumption of production by idled plants could negatively impact ethanol prices. Operating margins improved and were positive during our second fiscal quarter, but have remained tight due to higher corn prices resulting from a limited supply from a poor 2012 corn crop. Management expects that operating margins will remain narrow and may become negative particularly during our third and fourth fiscal quarters when planting progress, weather conditions and the results of the 2013 harvest will have a significant effect on corn pricing. Management anticipates that the gallons of ethanol sold will remain relatively consistent. However, if we are unable to secure corn at prices that allow us to operate the ethanol plant profitably, we may be required to decrease or halt production for a period of time.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At March 31, 2013 we have no forward ethanol sales contracts. As of March 31, 2013 we have open short (selling) positions for 14,490,000 gallons of ethanol and 6,300,000 open long (buying) position for gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2013. For the three month periods ended March 31, 2013 and 2012, we recorded net gains on our ethanol derivative contracts of $306,374 and $69,286, respectively. These gains were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the three month period ended March 31, 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in the average price per ton of distillers grains in the three month period ended March 31, 2013 as compared to the same period in 2012.

During the three month period ended March 31, 2013, the market price of distillers grains varied between $245 per ton of distillers grains and $268 per ton of distillers grains. Our average price per ton of distillers grains sold was $257 per ton for the three month period ended March 31, 2013 as compared to an average price of $189 for the three month period ended March 31, 2012.

Management believes that the market prices for distillers grains will change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices have been strong and steady throughout our second fiscal quarter in relation to high corn prices which have faced pressure from a limited corn supply resulting from a poor 2012 corn crop. Typically, distillers grains prices as a percentage of corn value are approximately 80% or better. During our second fiscal quarter, distillers grain prices were significantly higher as a percentage of corn value than typically expected. Management believes that distillers grains prices will generally continue to follow corn and may be supported by demand from foreign markets. However, higher distillers grains prices could result in end-users switching to lower priced alternatives which may result in a decrease in demand and in distillers grains prices. In addition, we expect distillers grains prices may soften as a result of the seasonal decrease in demand during the spring and summer as more cattle are fed from pasture land. Distillers grains prices are also expected to revert closer to traditional levels as a percentage of corn value particularly if yields from the 2013 corn crop are strong. Management anticipates that distillers grains exports will likely remain relatively steady in the near term.

The amount of distillers grains sold in the three month period ended March 31, 2013 increased as compared to the same period in 2012 due to increased demand from our customers for the product. We sold 79,365 tons and 77,918 tons of distillers grains during the three month periods ended March 31, 2013 and 2012, respectively. Management anticipates that distillers grain sales will remain relatively close to historic levels.

Corn Oil

Our corn oil sales increased in the three month period ended March 31, 2013 as compared to the same period in 2012 which was primarily a result of an increase in production rates of corn oil in the three month period ended March 31, 2013 as compared to the same period in 2012. The average price per pound of corn oil was $0.37 per pound for the quarter ended March 31, 2013 as compared to $0.39 for the same quarter in 2012.

Management expects corn oil prices to remain steady or decrease slightly because additional ethanol plants have entered into the local corn oil market resulting in an oversupply which may put downward pressure on prices. Management expects corn oil production will remain relatively steady unless we are required to decrease or halt production for a period of time at our plant.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 91% for the three months ended March 31, 2013 as compared to 96% for the same period in 2012. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol prices in comparison to corn prices and lower costs for chemicals for the three months ended March 31, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs. During the three month period ended March 31, 2013, we used approximately 9,373,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 9,865,000 bushels for the same period in 2012.

During the three month period ended March 31, 2013, our average price paid per bushel of corn increased as compared to the same period in 2012. During the three month period ended March 31, 2013, the market price of corn varied between $7.29 per bushel and $7.91 per bushel. Our average price per bushel of corn ground was $7.43, including the effects of our risk management/hedging. During the three month period ended March 31, 2012, the market price of corn varied between $6.12 and $6.91 per bushel. Our average price per bushel of corn ground was $6.32, including the effects of our risk management/hedging.

Corn prices trended downwards slightly during our second fiscal quarter but remained relatively high. Based on the recent USDA crop report indicating that corn stocks have exceeded expectations, management is currently optimistic that we will be able to buy old crop corn at a price that will allow us to profitably operate in the short term. However, there are currently many unknowns related to the 2013 crop such as planting progress, weather conditions and the results of the 2013 harvest which are expected to have a significant effect on corn pricing during our third and fourth fiscal quarters. High corn prices will have a negative effect on our operating margins unless the price of ethanol out paces high corn prices. Management will continue to monitor the availability and price of corn in our local area and from other regions in order to determine the best market from which to source the corn we need for the plant. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant in the future, we may need to reduce or even halt production at our plant.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At March 31, 2013, we have forward corn purchase contracts for various delivery periods through September 2014 for a total commitment of approximately $21,993,000. Approximately $1,195,000 of the forward corn purchases were with a related party. As of March 31, 2013 we also have open short (selling) positions for 3,390,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 1,490,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through December 2014. For the three month periods ended March 31, 2013 and 2012, we recorded net gains on our corn derivative contracts of $688,161 and $1,336,368, respectively. These gains were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas Costs

Our natural gas costs were higher during our three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012. This increase in cost of natural gas for the three month period ended March 31, 2013 as compared to the same period in 2012 was primarily the result of an increase in the average price per MMBTU of our natural gas.

During the three month period ended March 31, 2013 the market price of natural gas varied between $3.45 per MMBTU and $4.37 per MMBTU. Our average price per MMBTU of natural gas was $3.90 after considering the effects of our risk management/hedging. During the three month period ended March 31, 2012 the market price of natural gas varied between $2.78 per MMBTU and $3.36 per MMBTU. Our average price per MMBTU of natural gas was $3.01. For the three month periods ended March 31, 2013 and 2012, we recorded net gains on our natural gas derivative contracts of $11,170 and net losses of $158,499, respectively. These net gains/losses were recorded in our cost of goods sold in our statement of operations.

Natural gas prices trended upward during the latter portion of our second fiscal quarter due in part to unusually cold weather in March and stabilizing inventories. Management anticipates that natural gas prices will return to relatively low levels until next winter unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas.

During our three month period ended March 31, 2013, we purchased approximately 762,000 MMBTU's of natural gas as compared to 775,000 MMBTU's for the three month period ended March 31, 2012. Management attributes this decrease in natural gas to the lower production rates during the quarter.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended March 31, 2013 and 2012. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $150,000 for the three month period ended March 31, 2013 as compared to the same period in 2012 primarily due to increases in our property taxes. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2013 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2013 was approximately 8% of our revenues compared to an operating income of 3% of our revenues for the same period in 2012. The operating income for the three month period ended March 31, 2013 was primarily the result of the higher prices we received for our ethanol relative to the cost of corn.

Other Expense

Our other expense for the three months ended March 31, 2013 and 2012 was approximately 0.7% of our revenues . Our other expense for the three month period ended March 31, 2013 and 2012 consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations:

	Six Months Ended March 31, 2013 (Unaudited)		Six Months Ended March 31, 2012 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$174,852,618	100.00%	$165,169,114	100.00%
Cost of Goods Sold	165,092,043	94.42%	152,877,637	92.56%
Gross Profit	9,760,575	5.58%	12,291,477	7.44%
Operating Expenses	2,270,381	1.30%	2,207,373	1.34%
Operating Income	7,490,194	4.28%	10,084,104	6.11%
Other Expense, net	(1,282,926)	(0.73)%	(1,357,051)	(0.82)%
Net Income	$6,207,268	3.55%	$8,727,053	5.28%

The following table shows the sources of our revenue:

	Six Months Ended March 31, 2013 (Unaudited)		Six Months Ended March 31, 2012 (Unaudited)
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$130,235,529	74.48%	$130,589,728	79.06%
Dried Distillers Grains Sales	39,611,559	22.65%	30,109,857	18.23%
Wet Distillers Grains Sales	119,878	0.07%	73,230	0.04%
Corn Oil Sales	4,682,522	2.68%	4,260,818	2.58%
Other Revenue	203,130	0.12%	135,481	0.08%
Total Revenues	$174,852,618	100.00%	$165,169,114	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2013 and 2012.

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Sales:
Ethanol sold (gallons)	54,844,099	56,434,646
Distillers grains sold (tons)	155,540	156,985
Corn oil sold (pounds)	12,686,106	10,383,920

Revenues:
Ethanol average price per gallon	$2.39	$2.38
Distillers grains average price per ton	$257.07	$192.27
Corn oil average price per pound	$0.37	$0.41

Primary Inputs:
Corn ground (bushels)	19,300,327	20,219,673
Natural gas purchased (MMBTU)	1,556,000	1,598,143

Costs of Primary Inputs:
Corn average price per bushel ground	$7.60	$6.52
Natural gas average price per MMBTU	$3.90	$3.56

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.061	$0.076
Denaturant cost per gallon of ethanol sold	$0.055	$0.054
Electricity cost per gallon of ethanol sold	$0.029	$0.029
Direct Labor cost per gallon of ethanol sold	$0.022	$0.020

Revenues

For the six month period ended March 31, 2013, ethanol sales comprised approximately 74% of our revenues, distillers grains sales comprised approximately 23% of our revenues and corn oil sales comprised approximately 3% of our revenues. Sales of carbon dioxide represented less than 1% of our total sales. For the six month period ended March 31, 2012, ethanol sales comprised approximately 79% of our revenue, distillers grains sales comprised approximately 18% of our revenue and corn oil sales comprised approximately 3% of our revenues. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol decreased for our six month period ended March 31, 2013 as compared to the six month period ended March 31, 2012 primarily as a result of decreased quantity of ethanol sales in the six month period ended March 31, 2013 as compared to the same period in 2012.

During the six month period ended March 31, 2013 the market price of ethanol varied between $2.16 per gallon and $2.76 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.39 for the six month period ended March 31, 2013. During the six month period ended March 31, 2012, the market price of ethanol varied between $2.08 and $3.13 per gallon. Our average price per gallon of ethanol sold was $2.38. During the six month period ended March 31, 2013, we sold approximately 54,844,000 gallons of ethanol as compared to our sales of approximately 56,435,000 gallons of ethanol for the same period in 2012. For the six month period ended March 31, 2013, we recorded net gains on our ethanol derivative contracts of $222,733 as compared to net losses of $606,276 for the same period in 2012. These gains/losses were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the six month period ended March 31, 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in the average price per ton of distillers grains in the six month period ended March 31, 2013 as compared to the same period in 2012 which more than offset the decrease in distillers grains sales.

During the six month period ended March 31, 2013, the market price of distillers grains varied between approximately $244 and $273 per ton. Our average price per ton of distillers grains sold was $257. During the six month period ended March 31, 2012, the market price of distillers grains varied between approximately $169 per ton and $212 per ton. Our average price per ton of distillers grains sold was $192. During our six month period ended March 31, 2013, we sold approximately 156,000 tons of distillers grains compared to approximately 157,000 for the same period in 2012.

Corn Oil

Our revenue from corn oil sales increased in the six month period ended March 31, 2013 as compared to the same period in 2012 which was primarily a result of an increase in quantity of corn oil sales in the six month period ended March 31, 2013 as compared to the same period in 2012. The average price per pound of corn oil was $0.37 per pound for the six months ended March 31, 2013 as compared to $0.41 for the same period in 2012. During the six month period ended March 31, 2013, we sold approximately 12,686,000 pounds of corn oil compared to our sales of approximately 10,384,000 pounds of corn oil for the same period in 2012.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 94% for the six month period ended March 31, 2013 compared to 93% for the same period of 2012. This increase in cost of goods sold as a percentage of revenues was primarily the result of an increase in the price of corn relative to the price of ethanol and distillers grains for the six months ended March 31, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn Costs

During the six month period ended March 31, 2013 we used approximately 19,300,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 20,220,000 bushels for the same period in 2012. During the six month period ended March 31, 2013, the market price of corn varied between $7.29 per bushel and $8.13 per bushel. Our average price per bushel of corn ground was $7.60 after considering the effects of our risk management/hedging. During the six month period ended March 31, 2012, the market price of corn varied between $5.99 and $6.99 per bushel. Our average price per bushel of corn ground was $6.52 after considering the effects of our risk management/hedging. For the six month period ended March 31, 2013, we recorded net gains on our corn derivative contracts of $3,196,308. For the same period in 2012, we recorded corn derivative net losses of $79,442. These net gains/losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our six month period ended March 31, 2013, we purchased approximately 1,556,000 MMBTU's of natural gas as compared to approximately 1,598,000 MMBTU's for the same period in 2012. Management attributes this decrease in natural gas to lower production rates. During the six month period ended March 31, 2013, the market price of natural gas varied between $3.45 per MMBTU and $4.37 MMBTU. Our average price per MMBTU of natural gas was $3.90 after considering the effects of our risk management/hedging. During the six month period ended March 31, 2012, the market price of natural gas varied between $2.78 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $3.56. For the six month period ended March 31, 2013, we recorded net gains of $11,170 on our natural gas derivative contracts. For the same period in 2012, we recorded net losses of $265,228 on our natural gas derivative contracts. These net gains/losses were recorded in our cost of good sold in our statement of operations.

Operating Expense

Our operating expenses were higher for the six month period ended March 31, 2013 than they were for the same period ended March 31, 2012. This increase in operating expenses is primarily due to an increase in property taxes. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the six months ended March 31, 2013 was approximately 4% of our revenues compared to operating income of approximately 6% of our revenues for the six months ended March 31, 2012. The decrease in income was primarily a result of lower ethanol prices received for our ethanol along with higher corn costs on average for the period ended March 31, 2013 as compared to the same period in 2012.

Other Expense

Other expense for the six months ended March 31, 2013, was approximately 1% of our revenue and totaled approximately $1,283,000. Other expense for the six months ended March 31, 2012 was approximately 1% of our revenue and totaled approximately $1,357,000. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2013

The following table highlights the changes in our financial condition:

	March 31, 2013 (Unaudited)	September 31, 2012
Current Assets	$47,090,566	$35,973,410
Current Liabilities	$19,334,596	$16,662,886
Member's Equity	$116,228,538	$109,294,546

We experienced an increase in our total current assets at March 31, 2013 compared to our fiscal year ended September 30, 2012. We had cash of approximately $1,556,000 at March 31, 2013 as compared to approximately $683,000 at September 30, 2012. This increase in cash is primarily due to to a decrease in our restricted cash resulting from lower spot corn prices at the end of the quarter making more cash available from the hedge accounts. We also experienced an increase of approximately $9,160,000 in the value of our inventory at March 31, 2013 compared to September 30, 2012. This increase is the result of having more corn and ethanol on hand at March 31, 2013.

We experienced an increase in our total current liabilities at March 31, 2013 compared to September 30, 2012. The increase is primarily due to our drawing $2,750,000 on our line of credit for short term cash needs. We also experienced a decrease in our accounts payable related to corn to approximately $4,385,000 at March 31, 2013 as compared to approximately $6,862,000 at September 30, 2012. Our commodity derivative instruments also decreased to approximately $179,000 at March 31, 2013 as compared to approximately $1,111,000 at September 30, 2012.

We experienced a decrease in our long-term liabilities as of March 31, 2013 compared to September 30, 2012. At March 31, 2013 we had approximately $26,092,000 outstanding in the form of long-term loans, compared to approximately $27,944,000 at September 30, 2012. The decrease is primarily due to scheduled principal repayments made on our term loans.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2013 fiscal year.

Operating margins improved and were positive during our second fiscal quarter, but remained narrow. Management expects that operating margins will remain tight and perhaps negative throughout our fiscal year 2013. While we have reduced our reliance on our revolving lines of credit and paid off the balance on our variable rate note and our corn oil extraction note, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the six months ended March 31 :

	2013	2012
Net cash provided (used) by operating activities	$(2,555,105)	18,457,077
Net cash used in investing activities	$(342,984)	(697,342)
Net cash provided (used) for financing activities	$3,770,882	(25,176,582)
Net increase (decrease) in cash	$872,793	(7,416,847)
Cash, beginning of period	$682,943	10,802,072
Cash, end of period	$1,555,736	3,385,225

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the six month period ended March 31, 2013 as compared to the same period in 2012. Approximately $2,555,000 of cash was used by operating activities for the six months ended March 31, 2013 as compared to approximately $18,457,000 provided by operating activities for the six months ended March 31, 2012. This was primarily due to the reduced margin between corn and ethanol for the six months ended March 31, 2013 compared with the same period in 2012. Also, we paid more for corn inventory as prices were approximately an average of one dollar higher per bushel than for the same period in 2012.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $343,000 for the six months ended March 31, 2013 as compared to approximately $697,000 for the same period in 2012. Cash used in investing activities decreased due to an increase in proceeds from sale of equipment for the six months ended March 31, 2013 as compared to the same period in 2012.

Cash Flow used in Financing Activities

Cash provided by financing activities was approximately $3,771,000 for the six months ended March 31, 2013 as compared to cash used in financing activities of approximately $25,177,000 for the same period in 2012. We had net payments of approximately $1,776,000 on our long term debt for the six months ended March 31, 2013 as compared to approximately $18,894,000 for the six months ended March 31, 2012. We had checks written in excess of our bank balance of approximately $2,797,000 for the six months ended March 31, 2013 as compared to no checks written in excess of our bank balance for the six months ended March 31, 2012. We also received proceeds of approximately $2,750,000 from our line of credit for the six months ended March 31, 2013. We also paid a distribution to our members in the amount of approximately $6,281,000 in the six months ended March 31, 2012 with no distributions in the six months ended March 31, 2013.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2013 we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
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
Effective February 12, 2013, we entered into a Twelfth Amendment of the Construction Loan Agreement and an Eighth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December

19, 2006 and the Seventh Amended and Restated Revolving Promissory Note executed in February 2012 with FNBO. Effective May 10, 2013, we entered into a Thirteenth Amendment of the Construction Loan Agreement and a Ninth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Eighth Amended and Restated Revolving Promissory Note executed in February 2013 with FNBO. These amendments extend the short term line of credit until June 11, 2013 under substantially the same terms and were executed in order to facilitate the refinancing of the entire loan facility which is expected to close during our third fiscal quarter. FNBO has provided a written commitment outlining the proposed terms of the refinancing. However, a definitive agreement has not yet been executed.

Line of Credit
Our revolving line of credit in the amount of $15,000,000 was set to expire on February 13, 2013. The interest rate is the 30-day LIBOR rate plus 350 basis points with no minimum interest rate. There were $2,750,000 in outstanding borrowings on the revolving line of credit at March 31, 2013 and no outstanding borrowings at September 30, 2012. We have received extensions on the line of credit until June 11, 2013 under substantially the same terms. These extensions were entered into to facilitate the refinancing of the entire loan facility which is expected to close during our third fiscal quarter. Although FNBO has provided a written commitment outlining the proposed terms of the refinancing a definitive agreement has not yet been executed.

Fixed Rate Note

As indicated above, we have an interest rate swap agreement in connection with the Fixed Rate Note payable to our senior lender. This interest rate swap helps protect our exposure to increases in interest rates and the swap effectively fixes the rate on the loan at 8.11% until April 2014. As of March 31, 2013 and September 30, 2012 we had an interest rate swap liability with a fair value of $1,360,032 and $2,086,757 respectively, recorded in current and long term liabilities.

The Fixed Rate Note will accrue interest at a rate equal to the 3-month LIBOR rate plus 300 basis points. We began repaying principal on the Fixed Rate Note in July 2009. The outstanding balance on this note was $29,802,088 and $31,577,979 at March 31, 2013 and September 30, 2012, respectively, and is included in current liabilities and long-term debt. The Fixed Rate Note is scheduled to mature on April 8, 2014. FNBO has provided a written commitment outlining the proposed terms of the refinancing which is expected to close during our third fiscal quarter, but a definitive agreement has not yet been executed.

Long Term Revolving Note

At March 31, 2013 and September 30, 2012 there were no outstanding borrowings on the long term revolving note. If we were to draw upon the long term revolving note, interest would accrue at the 90-Day LIBOR plus 350 basis points with no minimum interest rate. At March 31, 2013, the interest rate was 3.81%. The maximum availability on the long term revolving note at March 31, 2013 was $6,250,000, which reduces by $250,000 each quarter.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants. We were in compliance with all covenants at March 31, 2013.
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

We are currently meeting our liquidity needs and complying with our financial covenants, as revised, and the other terms of our loan agreements. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our revised financial covenants in our loan agreements through March 31, 2014. However, we are currently operating at narrow margin levels. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. We will continue to evaluate our liquidity needs for the upcoming months and work with our lenders to try to ensure that the terms of the loan agreements, including the financial covenants, are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our revised loan covenants or other terms of our loan agreements. Should we violate the terms or revised covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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

Subsequent Events

None.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three month period ended March 31, 2013.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and term loans which bear variable interest rates.  There was $2,750,000 outstanding on the line of credit at March 31, 2013. The interest rate for the line of credit is the 30-day LIBOR rate plus 350 basis points with no minimum. The applicable interest rate at March 31, 2013 was 3.71%. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our income statement, based on the amount we had outstanding on our line of credit at March 31, 2013, would be approximately $10,203.

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of March 31, 2013 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of March 31, 2013, our interest rate swap had a liability fair value of $1,360,032.

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

As of March 31, 2013, we have open short (selling) positions for 3,390,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 14,490,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of March 31, 2013, we have open long (buying) positions for 1,490,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 6,300,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. In addition, we do not have any open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through December 2014 and ethanol derivatives are forecasted to settle through December 2013. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended March 31, 2013, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $688,161 and a gain due to the change in fair value of our outstanding ethanol derivative positions of $306,374. We also recorded a gain due to changes in fair value of our outstanding natural gas derivative positions of $11,170.

At March 31, 2013, we have committed to purchase approximately 2,991,000 bushels of corn through September 2014 at an average bushel price of $7.35 and the spot price at March 31, 2013 was $7.09 per bushel.   As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of March 31, 2013 we had price protection in place for approximately 7% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 3% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains price as of March 31, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2013	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,350,000
Ethanol	114,000,000	Gallons	10%	$28,614,000
Corn	37,009,000	Bushels	10%	$26,239,000
DDGs	260,000	Tons	10%	$6,422,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of fiscal 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

NRDC was successful in one of its administrative appeals, resulting in a January 11, 2011 ruling by an administrative law judge that IDEM cannot change its interpretation of Indiana's rules to match the EPA's rules without first revising the Indiana SIP. That decision was later reversed on appeal in a decision issued on May 15, 2012 by the Marion County Superior Court. The NRDC has appealed this ruling to the Indiana Court of Appeals. On April 30, 2013 the Indiana Court of Appeals reversed the earlier decision by the Marion County Superior Court. The time period for IDEM or the other parties to appeal the decision to the Indiana Supreme Court has not yet expired and we do not know if such an appeal will be filed. Although we intend to vigorously defend our Title V Operating Permit and believe we have legal arguments not available to the other ethanol plants whose permits have been appealed, should NRDC's challenge of our Permit ultimately be successful, we would be limited to our original operating permit parameters set forth in the federally enforceable state operating permit which would in turn decrease our production of ethanol and distillers grains.

Item 1A.    Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2012, included in our annual report on Form 10-K.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
10.1	Thirteenth Amendment of the Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 10, 2013*
10.2	Ninth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 10, 2013*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2013 and September 30, 2012, (ii) Condensed Statements of Operations and Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iii) Statements of Cash Flows for the three and six months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 15, 2013	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2013	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)