Form 10-Q
period 2013-06-30
Cardinal Ethanol LLC
filed 2013-08-07
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	June 30, 2013	September 30, 2012
	(Unaudited)
Current Assets
Cash	$13,627,211	$682,943
Restricted cash	762,187	3,603,580
Trade accounts receivable	19,170,531	21,785,960
Miscellaneous receivables	130,150	192,514
Inventories	16,066,970	9,329,684
Prepaid and other current assets	904,030	293,259
Commodity derivative instruments	480,881	85,470
Total current assets	51,141,960	35,973,410

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	122,177,893	122,149,377
Building	7,018,430	6,996,908
Office equipment	540,968	529,507
Vehicles	31,928	31,928
Construction in process	507,075	99,461
	151,400,891	150,931,778
Less accumulated depreciation	(39,486,982)	(33,106,415)
Net property, plant, and equipment	111,913,909	117,825,363

Other Assets
Deposits	80,000	80,000
Investment	474,837	474,837
Financing costs, net of amortization	97,347	176,155
Total other assets	652,184	730,992

Total Assets	$163,708,053	$154,529,765

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2013	September 30, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$3,776,365	$2,390,221
Accounts payable- corn	5,310,135	6,861,610
Accrued expenses	1,178,782	1,207,414
Commodity derivative instruments	—	1,111,238
Derivative instruments - interest rate swap	1,012,353	1,458,399
Current maturities of long-term debt	3,805,673	3,634,004
Total current liabilities	15,083,308	16,662,886

Long-Term Debt	25,083,737	27,943,975

Derivative Instruments - interest rate swap	—	628,358

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(1,012,353)	(2,086,758)
Distributions to members	(2,336,960)	(6,280,580)
Retained earnings	55,978,108	46,749,671
Total members' equity	123,541,008	109,294,546

Total Liabilities and Members’ Equity	$163,708,053	$154,529,765

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$95,598,868	$69,530,510	$270,451,486	$234,699,624

Cost of Goods Sold	84,403,081	70,403,480	249,495,124	223,281,117

Gross Profit (Loss)	11,195,787	(872,970)	20,956,362	11,418,507

Operating Expenses	1,288,297	1,460,779	3,558,678	3,668,152

Operating Income (Loss)	9,907,490	(2,333,749)	17,397,684	7,750,355

Other Income (Expense)
Interest income	13,379	698	14,934	2,103
Interest expense	(623,078)	(666,864)	(1,904,483)	(2,165,079)
Miscellaneous income (expense)	3,961	(11,668)	885	128,089
Total	(605,738)	(677,834)	(1,888,664)	(2,034,887)

Net Income (Loss)	$9,301,752	$(3,011,583)	$15,509,020	$5,715,468

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$636.84	$(206.19)	$1,061.83	$391.31

Distributions Per Unit	$160	$—	$160	$430

Comprehensive Income (Loss):
Net income (loss)	$9,301,752	$(3,011,583)	$15,509,020	$5,715,468
Interest rate swap fair value change and reclassification, net	347,679	345,778	1,074,404	1,115,407
Comprehensive Income (Loss)	$9,649,431	$(2,665,805)	$16,583,424	$6,830,875

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012

Cash Flows from Operating Activities
Net income	$15,509,020	$5,715,468
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	6,472,981	6,461,728
Change in fair value of commodity derivative instruments	(4,507,954)	2,080,498
Loss on sale of equipment	12,279	—
Non-cash dividend income	—	(21,161)
Provision for uncollectible accounts	—	(54,276)
Change in operating assets and liabilities:
Restricted cash	2,841,393	(3,370,622)
Trade accounts receivables	2,615,429	7,837,419
Miscellaneous receivable	62,364	311,818
Inventories	(6,737,286)	(1,586,058)
Prepaid and other current assets	(610,771)	106,963
Deposits	—	192,250
Derivative instruments	3,001,305	5,243,100
Accounts payable	1,386,144	(3,959)
Accounts payable-corn	(1,551,475)	2,831,773
Construction retainage payable	—	(101,928)
Accrued expenses	(209,892)	(441,919)
Net cash provided by operating activities	18,283,537	25,201,094

Cash Flows from Investing Activities
Capital expenditures	(165,884)	(761,094)
Payments for construction in process	(407,614)	(239,346)
Proceeds from sale of equipment	259,760	—
Net cash used for investing activities	(313,738)	(1,000,440)

Cash Flows from Financing Activities
Distributions paid	(2,336,962)	(6,280,580)
Payments for capital lease obligations	—	(2,010)
Payments on long-term debt	(2,688,569)	(19,734,734)
Net cash used for financing activities	(5,025,531)	(26,017,324)

Net Increase (Decrease) in Cash	12,944,268	(1,816,670)

Cash – Beginning of Period	682,943	10,802,072

Cash – End of Period	$13,627,211	$8,985,402

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Interest paid	$1,929,013	$2,190,328

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in construction retainage and accounts payable	$—	$1,314
Capital expenditures included in accrued expenses	$181,260	$—
Net gain on derivative instruments included in other comprehensive income	$1,074,404	$1,115,407

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,132,000 and $6,394,000 for the three and nine month periods ended June 30, 2013. Depreciation for the same periods in 2012 were approximately $2,101,000 and $6,323,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

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

2. CONCENTRATIONS

One major customer accounted for approximately 83% and 86% of the outstanding accounts receivable balance at June 30, 2013 and September 30, 2012, respectively. This same customer accounted for approximately 76% and 75% of revenue for the three and nine months ended June 30, 2013, respectively. Revenue percentages for the same customer for the three and nine months ended June 30, 2012 were 76% and 78%, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

3.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2013 (Unaudited)	September 30, 2012
Raw materials	$7,899,145	$2,035,607
Work in progress	2,523,059	2,536,420
Finished goods	3,887,112	3,258,153
Spare parts	1,757,654	1,499,504
Total	$16,066,970	$9,329,684

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2013, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2015 for a total commitment of approximately $16,168,000. Approximately $1,302,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2013. At June 30, 2013, the Company has no forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 82,000 tons at various fixed prices for various delivery periods.

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

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2015 and December 2013, respectively, as of June 30, 2013.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

The following table indicates the bushels of corn under derivative contracts as of:

	June 30, 2013	September 30, 2012
Short	3,745,000	2,855,000
Long	1,805,000	85,000

The following table indicates the gallons of ethanol under derivative contracts as of:

	June 30, 2013	September 30, 2012
Short	7,098,000	19,572,000
Long	7,140,000	19,152,000

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

At June 30, 2013, the Company had approximately $28,889,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive loss.

The interest rate swaps held by the Company as of June 30, 2013 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2013:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$1,012,353

Ethanol derivative contracts	Commodity Derivative Instruments - Current	94,819	—
Corn derivative contracts	Commodity Derivative Instruments - Current	386,062	—

As of June 30, 2013 the Company had approximately $762,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2013:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$10,319	Interest expense	$357,998	Interest expense	$—

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$35,186	Interest expense	$380,964	Interest expense	$—

The following table provides details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,526,549
Ethanol Derivative Contracts	Revenues	(448,805)
Natural Gas Derivative Contracts	Cost of Goods Sold	11,171
Totals		$1,088,915

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

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2013:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$32,098	Interest expense	$1,106,502	Interest expense	$—

The following tables provide details regarding the gains and losses from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$111,278	Interest expense	$1,226,685	Interest expense	$—

The following table provides details regarding the gains (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,722,856
Ethanol Derivative Contracts	Revenues	(226,073)
Natural Gas Derivative Contracts	Cost of Goods Sold	11,171
Totals		$4,507,954

The following table provides details regarding the losses from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,762,020)
Ethanol Derivative Contracts	Revenues	(258,254)
Natural Gas Derivative Contracts	Cost of Goods Sold	(60,224)
Totals		$(2,080,498)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(1,012,353)	$(1,012,353)	$—	$(1,012,353)	$—
Corn Derivative Contracts	386,062	386,062	386,062	—	—
Ethanol Derivative Contracts	94,819	94,819	94,819	—	—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,086,757)	$(2,086,757)	$—	$(2,086,757)	$—
Corn Derivative Contracts	$(1,111,238)	(1,111,238)	(1,111,238)	—	—
Ethanol Derivative Contracts	$85,470	85,470	85,470	—	—

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

6.  BANK FINANCING

On December 19, 2006, the Company entered into a definitive loan agreement with a financial institution for a construction loan of up to $83,000,000, a short-term revolving line of credit of $10,000,000 and letters of credit of $3,000,000. In connection with this agreement, the Company also entered into an interest rate swap agreement fixing the interest rate on $41,500,000 of debt. In April 2009, the construction loan was converted into three separate term loans: a fixed rate note, a variable rate note, and a long term revolving note. The fixed rate note was applicable to the interest rate swap agreement. The term loans had a maturity of five years with a ten-year amortization and were set to mature on April 8, 2014.

On June 10, 2013, the Company closed on a new loan agreement which replaces the earlier agreement. The agreement establishes two new notes, the Declining Revolving Note (Declining Note) and the Revolving Credit Note in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.

Declining Note

The Declining Note has an initial principal balance of $28,889,410, which was the balance outstanding at June 30, 2013, and incorporates an interest rate swap from the earlier loan agreement which is set to expire on April 8, 2014. The interest rate swap fixes the interest rate at 8.11% per year until expiration. Upon expiration of the interest rate swap, the Declining Note's interest rate will be based on the 3-month LIBOR plus three hundred basis points.

On April 8, 2014, the principal balance on the Declining Note will be $25,083,737. The Declining Note matures on January 8, 2021. Principal payments will be fixed at $929,027 per quarter beginning April 8, 2014. The agreement also requires excess cash flow prepayments annually if certain levels of earnings before interest, taxes, depreciation and amortization are achieved. The agreement allows the Company to prepay the note and borrow back amounts against it based on a schedule that declines over the term.

The fair value of the interest rate swap at June 30, 2013 was $1,012,353 and was $2,086,757 at September 30, 2012 and is included in current liabilities on the balance sheet (Note 4).

Revolving Credit Note The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at June 30, 2013 was 3.70%. There were $0 borrowings outstanding on the Revolving Credit Note at June 30, 2013 or September 30, 2012.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios. The covenants include a fixed charge coverage ratio of no less than 1.15:1.0 (which is currently measured on a stand alone quarterly basis, reverting to a rolling twelve month for the fiscal year ending September 30, 2013), a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $4,000,000 of expenditures per year without prior approval.

Long-term debt, as discussed above, consists of the following at June 30, 2013:

Declining revolving note	$28,889,410
Less amounts due within one year	3,805,673
Net long-term debt	$25,083,737

The estimated maturities of long-term debt at June 30, 2013 are as follows:

July 1, 2013 to June 30, 2014	$3,805,673
July 1, 2014 to June 30, 2015	5,216,109
July 1, 2015 to June 30, 2016	5,216,109
July 1, 2016 to June 30, 2017	5,216,109
July 1, 2017 to June 30, 2018	5,216,109
Thereafter	4,219,301
Total long-term debt	$28,889,410

7. LEASES

At June 30, 2013, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2013 to June 30, 2014	$362,968
July 1, 2014 to June 30, 2015	6,564
July 1, 2015 to June 30, 2016	6,564
July 1, 2016 to June 30, 2017	6,564
July 1, 2017 to June 30, 2018	6,564
Thereafter	547
Total minimum lease commitments	$389,771

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2013

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

10. SUBSEQUENT EVENTS

On July 16, 2013, the Company approved a distribution of $222 per unit for a total of approximately $3,243,000 for members of record as of that date. The distribution will be paid in the second half of August 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We are currently operating at an annual rate of approximately 107 million gallons of ethanol. The plant has an approximate annual production capacity between 100 and 115 million gallons.

Our revenues are primarily derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, LLC markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

    On June 10, 2013, we entered into a First Amended and Restated Construction Loan Agreement (the "Agreement") with First National Bank of Omaha ("FNBO") that amends and replaces the Construction Loan Agreement originally dated December 19, 2006. The Amendment establishes two new revolving loans, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note. In exchange, we executed a mortgage on all real property and granted a security interest in all other assets, both tangible and intangible, which include, among other things, the granting of a security interest in commodity trading accounts and assignment of material contracts.

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

The RFS requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. If the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals for legislation in Congress to reduce or eliminate the RFS. In addition, in the past, formal requests have been filed with the United States Environmental Protection Agency (the "EPA") requesting a waiver of the requirements of the RFS. While the waiver requests have been denied by the EPA and management is optimistic that Congress will not take action to reduce or eliminate the RFS in the near future, if waivers were to be granted or the RFS were to be otherwise reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on April 23, 2012, a federal appellate court in California granted a request to temporarily reinstate the LCFS while the case is on appeal which allowed CARB to continue implementation of the LCFS. A decision on the appeal is expected in the near future. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

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

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, based on volatility in the cost of corn and the potential for tight margins throughout the period, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations:

	2013		2012
Statement of Operations Data	Amount	%	Amount	%
Revenue	$95,598,868	100.00	$69,530,510	100.00
Cost of Goods Sold	84,403,081	88.29	70,403,480	101.26
Gross Profit (Loss)	11,195,787	11.71	(872,970)	(1.26)
Operating Expenses	1,288,297	1.35	1,460,779	2.10
Operating Income (Loss)	9,907,490	10.36	(2,333,749)	(3.36)
Other Expense, net	(605,738)	(0.63)	(677,834)	(0.97)
Net Income (Loss)	$9,301,752	9.73	$(3,011,583)	(4.33)

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$72,261,444	75.59%	$52,709,331	75.81%
Dried Distillers Grains Sales	20,632,888	21.58	14,539,662	20.91
Wet Distillers Grains Sales	5,850	0.01	30,642	0.04
Corn Oil Sales	2,575,746	2.69	2,200,875	3.17
Other Revenue	122,940	0.13	50,000	0.07
Total Revenues	$95,598,868	100.00%	$69,530,510	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Sales:
Ethanol sold (gallons)	28,388,865	25,102,822
Distillers grains sold (tons)	83,324	72,071
Corn oil sold (pounds)	6,866,540	5,060,520

Revenues:
Ethanol average price per gallon	$2.55	$2.10
Distillers grains average price per ton	$247.62	$201.74
Corn oil average price per pound	$0.38	$0.43

Primary Inputs:
Corn ground (bushels)	10,277,672	8,882,020
Natural gas purchased (MMBTU)	778,989	686,039

Costs of Primary Inputs:
Corn average price per bushel ground	$7.17	$6.74
Natural gas average price per MMBTU	$4.51	$2.64

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.068	$0.066
Denaturant cost per gallon of ethanol sold	$0.056	$0.052
Electricity cost per gallon of ethanol sold	$0.033	$0.033
Direct Labor cost per gallon of ethanol sold	$0.021	$0.022

Revenues

Our revenues are derived primarily from the sale of our ethanol, distillers grains and corn oil. For the three month period ended June 30, 2013, we received approximately 76% of our revenue from the sale of fuel ethanol, approximately 21% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended June 30, 2012, we received approximately 76% of our revenue from the sale of fuel ethanol and approximately 21% of our revenue from the sale of distillers grains and approximately 3% of total sales from corn oil. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol increased for our three month period ended June 30, 2013 as compared to our three month period ended June 30, 2012. Our increase in revenues for our three month period ended June 30, 2013 as compared to 2012 was the result of higher ethanol prices on average per gallon for the three month period ended June 30, 2013 as compared to the same period in 2012. We also experienced an increase in our volume of ethanol sales in the three month period ended June 30, 2013 as compared to the same period in 2012. We are currently operating at approximately 7% above our nameplate capacity.

During the three month period ended June 30, 2013, the market price of ethanol varied between $2.36 per gallon and $2.90 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.55 for the three month period ended June 30, 2013. During the three month period ended June 30, 2012, the market price of ethanol varied between $1.96 per gallon and $2.34 per gallon. Our average price per gallon of ethanol sold, including the effects of our risk management/hedging, was $2.10 per gallon for the three month period ended June 30, 2012. We experienced an increase in the gallons of ethanol sold in the three month period ended June 30, 2013 as compared to the same period in 2012 due to higher plant production rates. We sold approximately 28,389,000 gallons of ethanol during the three month period ended June 30, 2013 compared to approximately 25,103,000, for the same three month period ended in 2012.

Ethanol prices overall were higher during our third fiscal quarter in response to high corn prices, a decrease in ethanol production due to shutdowns or cutbacks of some ethanol production facilities and a gradual reduction in ethanol stocks. However, ethanol prices began trending lower towards the end of our third fiscal quarter in response to a resumption in ethanol production and a decrease in corn prices. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, the historic correlation between the price of ethanol and corn prices has become less reliable. Therefore, management believes that lower gasoline and export demand along with excess ethanol supply due to increased imports of foreign ethanol and the continued resumption of production by idled plants could negatively impact ethanol prices. Operating margins improved and were positive during our third fiscal quarter. Management expects that operating margins will remain volatile particularly during our fourth fiscal quarter when the results of the 2013 harvest will have a significant effect on corn pricing. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At June 30, 2013 we have no forward ethanol sales contracts. As of June 30, 2013 we have open short (selling) positions for 7,098,000 gallons of ethanol and 7,140,000 open long (buying) position for gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2013. For the three month periods ended June 30, 2013 and 2012, we recorded net losses on our ethanol derivative contracts of $448,805 and gains of $348,022, respectively. These losses and gains were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the three month period ended June 30, 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in the average price per ton of distillers grains for the three month period ended June 30, 2013 as compared to the same period in 2012. We also experienced an increase in distillers grains sold in the three month period ended June 30, 2013 as compared to the same period in 2012.

During the three month period ended June 30, 2013, the market price of distillers grains varied between $216 per ton of distillers grains and $240 per ton of distillers grains. Our average price per ton of distillers grains sold was $248 per ton for the three month period ended June 30, 2013. During the three month period ended June 30, 2012, the market price of distillers grains varied between $149 per ton of distillers grains and $224 per ton of distillers grains. Our average price per ton of distillers grains sold was $202 for the three month period ended June 30, 2012.

Management believes that the market prices for distillers grains will change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices have been strong and steady throughout our third fiscal quarter in relation to high corn prices and strong export demand. Typically, distillers grains prices as a percentage of corn value are approximately 80% or better. During our third fiscal quarter, distillers grain prices were significantly higher as a percentage of corn value than typically expected. Management believes that distillers grains prices will generally continue to follow corn and will likely decrease if there is a large 2013 corn crop. In addition, distillers grains prices could decrease due to lower demand if end-users switch to lower priced alternatives or if there is a weakening in demand from foreign markets. Distillers grains prices are also expected to revert closer to traditional levels as a percentage of corn value particularly if yields from the 2013 corn crop are strong.

The amount of distillers grains sold in the three month period ended June 30, 2013 increased as compared to the same period in 2012 due to increased demand from our customers for the product and higher plant production rates. We sold 83,324 tons and 72,071 tons of distillers grains during the three month periods ended June 30, 2013 and 2012, respectively. Management anticipates that distillers grain sales will remain relatively close to historic levels.

At June 30, 2013, we have forward distillers grains contracts of approximately 82,000 tons at various prices for various delivery periods.

Corn Oil

Our corn oil sales increased in the three month period ended June 30, 2013 as compared to the same period in 2012 which was primarily a result of an increase in production rates of corn oil in the three month period ended June 30, 2013 as compared to the same period in 2012. The average price per pound of corn oil was $0.38 per pound for the quarter ended June 30, 2013 as compared to $0.43 for the same period in 2012.

Management expects corn oil prices to remain steady or decrease slightly because additional ethanol plants have entered into the local corn oil market resulting in an oversupply which may put downward pressure on prices. Corn oil prices may also decrease if Congress does not renew the tax credit for biodiesel producers. Management expects corn oil production will remain relatively steady.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 88% for the three months ended June 30, 2013 as compared to 101% for the same period in 2012. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol prices relative to corn prices and lower costs for chemicals for the three months ended June 30, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three month period ended June 30, 2013, we used approximately 10,278,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 8,882,000 bushels for the same period in 2012.

During the three month period ended June 30, 2013, our average price paid per bushel of corn increased as compared to the same period in 2012. During the three month period ended June 30, 2013, the market price of corn varied between $6.57 per bushel and $7.30 per bushel. Our average price per bushel of corn ground was $7.17, including the effects of our risk management/hedging. During the three month period ended June 30, 2012, the market price of corn varied between $5.14 and $7.16 per bushel. Our average price per bushel of corn ground was $6.74, including the effects of our risk management/hedging.

Corn prices were high and trended upwards during most of our third fiscal quarter due to concerns regarding corn stocks and the 2013 corn crop. However, prices decreased towards the end of our third fiscal quarter and then fell sharply subsequent to the end of our fiscal quarter in response to a USDA crop report indicating that the more acres of corn were planted for the 2013 fall corn crop than previously indicated. Based on this report, management is currently optimistic that we will be able to buy corn at a price that will allow us to profitably operate in the short term. However, there are still currently many unknowns related to the 2013 crop which may have a significant effect on corn pricing during our fourth fiscal quarter and our 2014 fiscal year. A recent USDA crop report indicates that crop conditions may be worsening in certain areas which could have a negative effect on corn yields. High corn prices will have a negative effect on our operating margins unless the price of ethanol out paces high corn prices. Management will continue to monitor the availability and price of corn in our local area and from other regions in order to determine the best market from which to source the corn we need for the plant. However, should we experience unfavorable operating conditions that prevent us from securing corn at a price which allows us to profitably operate the ethanol plant in the future, we may need to reduce or even halt production at our plant for a period of time.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At June 30, 2013, we have forward corn purchase contracts for various delivery periods through March 2015 for a total commitment of approximately $16,168,000. Approximately $1,302,000 of the forward corn purchases were with a related party. As of June 30, 2013 we also have open short (selling) positions for 3,745,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 1,805,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2015 . For the three month periods ended June 30, 2013 and 2012, we recorded net gains on our corn derivative contracts of $1,526,549 and losses of $1,682,579, respectively. These gains and losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012. This increase in cost of natural gas for the three month period ended June 30, 2013 as compared to the same period in 2012 was primarily the result of an increase in the average price per MMBTU of our natural gas. We also used more natural gas for the three month period ended June 30, 2013 as compared to the same period in 2012.

During the three month period ended June 30, 2013 the market price of natural gas varied between $3.87 per MMBTU and $4.71 per MMBTU. Our average price per MMBTU of natural gas was $4.51 after considering the effects of our risk management/hedging. During the three month period ended June 30, 2012 the market price of natural gas varied between $2.23 per MMBTU and $4.05 per MMBTU. Our average price per MMBTU of natural gas was $2.64. For the three month periods ended June 30, 2013 and 2012, we recorded net gains on our natural gas derivative contracts of $11,171 and $205,004, respectively. These net gains were recorded in our cost of goods sold in our statement of operations.

Natural gas prices remained relatively steady during our third fiscal quarter decreasing subsequent to the quarter end due to plentiful supply. Management anticipates that natural gas prices will continue to remain at current levels until next winter unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas.

During our three month period ended June 30, 2013, we purchased approximately 779,000 MMBTU's of natural gas as compared to 686,000 MMBTU's for the three month period ended June 30, 2012. Management attributes this increase in natural gas to higher production rates during the quarter.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended June 30, 2013 as compared to 2% for the same period in 2012 primarily due to decreases in general and administrative fees. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2013 fiscal year.

Operating Income (Loss)

Our income from operations for the three months ended June 30, 2013 was approximately 10% of our revenues compared to an operating loss for the same period in 2012. The operating income for the three month period ended June 30, 2013 was primarily the result of the higher prices we received for our ethanol relative to the cost of corn, as well as increased sales volumes.

Other Expense

Our other expense for the three months ended June 30, 2013 was approximately 0.6% of our revenues as compared to approximately 1.0% for the same period in 2012. Our other expense for the three month period ended June 30, 2013 and 2012 consisted primarily of interest expense.

Results of Operations for the Nine Months Ended June 30, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$270,451,486	100.00%	$234,699,624	100.00%
Cost of Goods Sold	249,495,124	92.25%	223,281,117	95.13%
Gross Profit	20,956,362	7.75%	11,418,507	4.87%
Operating Expenses	3,558,678	1.32%	3,668,152	1.56%
Operating Income	17,397,684	6.43%	7,750,355	3.30%
Other Expense, net	(1,888,664)	(0.70)%	(2,034,887)	(0.87)%
Net Income	$15,509,020	5.73%	$5,715,468	2.44%

The following table shows the sources of our revenue:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$202,496,973	74.87%	$ 183,299,059	78.11%
Dried Distillers Grains Sales	60,244,447	22.28%	44,649,519	19.02%
Wet Distillers Grains Sales	125,728	0.05%	103,872	0.04%
Corn Oil Sales	7,258,268	2.68%	6,461,693	2.75%
Other Revenue	326,070	0.12%	185,481	0.08%
Total Revenues	$270,451,486	100.00%	$234,699,624	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2013 and 2012.

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Sales:
Ethanol sold (gallons)	83,232,964	81,537,468
Distillers grains sold (tons)	237,410	229,056
Corn oil sold (pounds)	19,552,646	15,444,440

Revenues:
Ethanol average price per gallon	$2.43	$2.25
Distillers grains average price per ton	$253.76	$194.93
Corn oil average price per pound	$0.37	$0.42

Primary Inputs:
Corn ground (bushels)	29,577,999	29,101,692
Natural gas purchased (MMBTU)	2,334,989	2,284,182

Costs of Primary Inputs:
Corn average price per bushel ground	$7.45	$6.57
Natural gas average price per MMBTU	$4.11	$3.28

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.064	$0.073
Denaturant cost per gallon of ethanol sold	$0.055	$0.053
Electricity cost per gallon of ethanol sold	$0.030	$0.030
Direct Labor cost per gallon of ethanol sold	$0.022	$0.019

Revenues

For the nine month period ended June 30, 2013, ethanol sales comprised approximately 75% of our revenues, distillers grains sales comprised approximately 22% of our revenues and corn oil sales comprised approximately 3% of our revenues. Sales of carbon dioxide represented less than 1% of our total sales. For the nine month period ended June 30, 2012, ethanol sales comprised approximately 78% of our revenue, distillers grains sales comprised approximately 19% of our revenue and corn oil sales comprised approximately 3% of our revenues. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol increased for our nine month period ended June 30, 2013 as compared to the nine month period ended June 30, 2012 primarily as a result of increased ethanol prices and ethanol sales in the nine month period ended June 30, 2013 as compared to the same period in 2012.

During the nine month period ended June 30, 2013 the market price of ethanol varied between $2.16 per gallon and $2.90 per gallon. Our average price per gallon of ethanol sold, including the effects of risk management/hedging, was $2.43 for the nine month period ended June 30, 2013. During the nine month period ended June 30, 2012, the market price of ethanol varied between $1.96 and $3.13 per gallon. Our average price per gallon of ethanol sold was $2.25. During the nine month period ended June 30, 2013, we sold approximately 83,233,000 gallons of ethanol as compared to our sales of approximately 81,537,000 gallons of ethanol for the same period in 2012. For the nine month period ended June 30, 2013, we recorded net losses on our ethanol derivative contracts of $226,073 as compared to $258,254 for the same period in 2012. These losses were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the nine month period ended June 30, 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in the average price per ton of distillers grains in the nine month period ended June 30, 2013 as compared to the same period in 2012. We also experienced an increase in distillers grain sales in the nine month period ended June 30, 2013 as compared to the same period in 2012.

During the nine month period ended June 30, 2013, the market price of distillers grains varied between approximately $216 and $273 per ton. Our average price per ton of distillers grains sold was $254. During the nine month period ended June 30, 2012, the market price of distillers grains varied between approximately $149 per ton and $224 per ton. Our average price per ton of distillers grains sold was $195. During our nine month period ended June 30, 2013, we sold approximately 237,000 tons of distillers grains compared to approximately 229,000 for the same period in 2012.

Corn Oil

Our revenue from corn oil sales increased in the nine month period ended June 30, 2013 as compared to the same period in 2012 which was primarily a result of an increase in quantity of corn oil sales in the nine month period ended June 30, 2013 as compared to the same period in 2012. The average price per pound of corn oil was $0.37 per pound for the nine months ended June 30, 2013 as compared to $0.42 for the same period in 2012. During the nine month period ended June 30, 2013, we sold approximately 19,553,000 pounds of corn oil compared to our sales of approximately 15,444,000 pounds of corn oil for the same period in 2012.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were approximately 92% for the nine month period ended June 30, 2013 compared to 95% for the same period of 2012. This decrease in cost of goods sold as a percentage of revenues was primarily the result of a decrease in the price of corn relative to the price of ethanol for the nine months ended June 30, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn

During the nine month period ended June 30, 2013 we used approximately 29,578,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 29,102,000 bushels for the same period in 2012. During the nine month period ended June 30, 2013, the market price of corn varied between $6.57 per bushel and $8.13 per bushel. Our average price per bushel of corn ground was $7.45 after considering the effects of our risk management/hedging. During the nine month period ended June 30, 2012, the market price of corn varied between $5.14 and $7.16 per bushel. Our average price per bushel of corn ground was $6.57 after considering the effects of our risk management/hedging. For the nine month period ended June 30, 2013, we recorded net gains on our corn derivative contracts of $4,722,856. For the same period in 2012, we recorded corn derivative net losses of $1,762,020. These net gains/losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our nine month period ended June 30, 2013, we purchased approximately 2,335,000 MMBTU's of natural gas as compared to approximately 2,284,000 MMBTU's for the same period in 2012. Management attributes this increase in natural gas to higher production rates. During the nine month period ended June 30, 2013, the market price of natural gas varied between $3.45 per MMBTU and $4.71 MMBTU. Our average price per MMBTU of natural gas was $4.11 after considering the effects of our risk management/hedging. During the nine month period ended June 30, 2012, the market price of natural gas varied between $2.23 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $3.28. For the nine month period ended June 30, 2013, we recorded net gains of $11,171 on our natural gas derivative contracts. For the same period in 2012, we recorded net losses of $60,224 on our natural gas derivative contracts. These net gains/losses were recorded in our cost of good sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended June 30, 2013 as compared to 2% for the same period in 2012 primarily due to decreases in general and administrative fees. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the nine months ended June 30, 2013 was approximately 6% of our revenues compared to operating income of approximately 3% of our revenues for the nine months ended June 30, 2012. The increase in income as a percentage of revenue was primarily a result of higher ethanol prices relative to the cost of corn for the period ended June 30, 2013 as compared to the same period in 2012.

Other Expense

Other expense for the nine months ended June 30, 2013 and 2012, was comparable and was less than 1% of our revenue. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2013

The following table highlights the changes in our financial condition:

	June 30, 2013 (Unaudited)	September 31, 2012
Current Assets	$51,141,960	$35,973,410
Current Liabilities	$15,083,308	$16,662,886
Member's Equity	$123,541,008	$109,294,546

We experienced an increase in our total current assets at June 30, 2013 compared to our fiscal year ended September 30, 2012. We had cash of approximately $13,627,000 at June 30, 2013 as compared to approximately $683,000 at September 30, 2012. This increase in cash is primarily due to increased operating margins. We had restricted cash of approximately $762,000 at June 30, 2013 as compared to approximately $3,604,000 at September 30, 2012. This decrease is due to having a smaller number of contracts in our hedge position accounts. We also experienced an increase of approximately $6,737,000 in the value of our inventory at June 30, 2013 compared to September 30, 2012. This increase is the result of having more corn and ethanol on hand at June 30, 2013.

We experienced a decrease in our total current liabilities at June 30, 2013 compared to September 30, 2012. The decrease is primarily due to a decrease in our commodity derivative instruments to $0 at June 30, 2013 as compared to approximately $1,111,000 at September 30, 2012.

We experienced a decrease in our long-term liabilities as of June 30, 2013 compared to September 30, 2012. At June 30, 2013 we had approximately $25,084,000 outstanding in the form of long-term loans, compared to approximately $27,944,000 at September 30, 2012. The decrease is primarily due to scheduled principal repayments made on our term loans and the reclassification of our interest rate swap to a current liability.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2013 fiscal year.

Operating margins improved and were positive during our third fiscal quarter and the nine month period ended June 30, 2013. Management expects that operating margins may be tight throughout our fiscal year 2013. While we have reduced our reliance on our revolving line of credit, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving line of credit for operations.

The following table shows cash flows for the nine months ended June 30:

	2013	2012
Net cash provided by operating activities	$18,283,537	25,201,094
Net cash used in investing activities	$(313,738)	(1,000,440)
Net cash used for financing activities	$(5,025,531)	(26,017,324)
Net increase (decrease) in cash	$12,944,268	(1,816,670)
Cash, beginning of period	$682,943	10,802,072
Cash, end of period	$13,627,211	8,985,402

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the nine month period ended June 30, 2013 as compared to the same period in 2012. Approximately $18,284,000 of cash was provided by operating activities for the nine months ended June 30, 2013 as compared to approximately $25,201,000 provided by operating activities for the nine months ended June 30, 2012. This was primarily due to the changes in net income along with changes in our commodity derivative instruments accounts for the nine months ended June 30, 2013 compared with the same period in 2012. Also, we paid more for corn inventory as prices were approximately an average of ninety cents higher per bushel than for the same period in 2012.

Cash Flow used in Investing Activities

Cash used in investing activities was approximately $314,000 for the nine months ended June 30, 2013 as compared to approximately $1,000,000 for the same period in 2012. Cash used in investing activities decreased due to an increase in proceeds from sale of equipment and a decrease in capital expenditures for the nine months ended June 30, 2013 as compared to the same period in 2012.

Cash Flow used in Financing Activities

Cash used in financing activities was approximately $5,026,000 for the nine months ended June 30, 2013 as compared to approximately $26,017,000 for the same period in 2012. This decrease was primarily the result of a decrease in net payments on our long term debt to approximately $2,689,000 for the nine months ended June 30, 2013 as compared to approximately $19,735,000 for the nine months ended June 30, 2012. We also made distributions of approximately $2,337,000 for the nine months ended June 30, 2013 as compared to distributions of approximately $6,281,000 for the nine months ended June 30, 2012.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2013 we expect operations to generate adequate cash flows to maintain operations.
Short and Long Term Debt Sources

On December 19, 2006, we entered into a loan agreement with First National Bank of Omaha ("FNBO") establishing a senior credit facility for the construction of our plant. The credit facility was in the amount of $96,000,000, consisting of an $83,000,000 construction note, a $10,000,000 revolving line of credit and a $3,000,000 letter of credit. We also entered into an interest rate swap agreement for $41,500,000 of the construction term loan in order to achieve a fixed rate on a portion of this loan. The term loans had a maturity of five years with a ten-year amortization and were set to mature on April 8, 2014.
On June 10, 2013, we closed on a new loan agreement with FNBO, the First Amended and Restated Construction Loan Agreement ("Agreement"), which replaces the earlier agreement. The Agreement establishes two new notes, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
Declining Note

The Declining Note has an initial principal balance of $28,889,410 which replaces the fixed rate note that had been established by the earlier loan agreement. The Declining Note incorporates the interest rate swap which fixes the interest rate at 8.11% percent per year until expiration. Upon expiration of the Interest Rate Swap, the Declining Note's interest rate will be based on the 3-month LIBOR plus three hundred basis points.

On April 8, 2014, the principal balance on the Declining Note will be $25,083,737. The note matures on January 8, 2021. Principal payments will be fixed at $929,027 per quarter beginning April 8, 2014. The Agreement also requires excess cash flow prepayments annually if certain levels of earnings before interest, taxes, depreciation and amortization are achieved. The Agreement allows us to prepay the note and borrow back amounts against it based on a schedule that declines over the term of the Declining Note. The fair value of the interest rate swap at June 30, 2013 was $1,012,353 and was $2,086,757 at September 30, 2012 and is included in current liabilities on the balance sheet (Note 4).

Revolving Credit Note

The Revolving Credit Note has limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at June 30, 2013 was 3.70%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2013 or September 30, 2012.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants. We were in compliance with all covenants at June 30, 2013.
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

Our Agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $4,000,000 in any single fiscal year. We may make distributions to our members to cover their respective tax liabilities. In addition, we may also make discretionary distributions of prior year net income provided that the discretionary distributions plus tax distributions for a fiscal year does not exceed 70% of that year's net income. The 70% limitation will be reduced if debt to equity ratios drop below predetermined levels. The Agreement only allows these distributions as long as we maintain certain leverage ratios and are in compliance with all financial ratio requirements and loan covenants before and after any such distributions are made to our members.

We are currently meeting our liquidity needs and complying with our financial covenants, as revised, and the other terms of our loan agreements. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our revised financial covenants in our loan agreements through June 30, 2014. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. We will continue to evaluate our liquidity needs for the upcoming months and work with our lender to try to ensure that the terms of the loan agreements, including the financial covenants, are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our revised loan covenants or other terms of our loan agreements. Should we violate the terms or revised covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.

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

Capital Improvements

We conducted a bottlenecking analysis of our facility and operations in order to find ways to improve production efficiency. After June 30, 2013, we installed larger hammermill motors and upgraded our flour conveyance system. These improvements will allow us to increase corn grinding capacity and are expected to increase plant run rates.

Subsequent Events

On July 16, 2013, the board of directors approved a distribution of $222 per unit for members of record as of that date. The distribution will be paid in the second half of August 2013.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three or nine month periods ended June 30, 2013.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a Revolving Credit Note which bears a variable interest rate.  The interest rate for the Revolving Credit Note is the 30-day LIBOR rate plus 300 basis points with no minimum. There was $0 outstanding on the Revolving Credit Note at June 30, 2013.

We manage our floating rate debt using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of June 30, 2013 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of June 30, 2013, our interest rate swap had a liability fair value of $1,012,353.

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

As of June 30, 2013, we have open short (selling) positions for 3,745,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 7,098,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of June 30, 2013, we have open long (buying) positions for 1,805,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 7,140,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. We have no open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2015 and ethanol derivatives are forecasted to settle through December 2013. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the three months ended June 30, 2013, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of $1,526,549 and a loss due to the change in fair value of our outstanding ethanol derivative positions of $448,805.

At June 30, 2013, we have committed to purchase approximately 2,462,000 bushels of corn through March 2015 at an average bushel price of $6.57 and the spot price at June 30, 2013 was $6.57 per bushel.   As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of June 30, 2013 we had price protection in place for approximately 6% of our anticipated corn needs for the next 12 months. In addition, we had price protection in place for approximately 3% of our natural gas needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains price as of June 30, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2013	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,221,000
Ethanol	114,000,000	Gallons	10%	$27,930,000
Corn	37,538,000	Bushels	10%	$24,662,000
DDGs	236,000	Tons	10%	$5,664,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of fiscal 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
10.2	Second Amended and Restated Security Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
10.3	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
10.4	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
10.5	Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
10.6	Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
10.7
First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2013 and September 30, 2012, (ii) Condensed Statements of Operations and Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (iii) Statements of Cash Flows for the three and nine months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 7, 2013	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2013	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)