Form 10-K
period 2013-09-30
Cardinal Ethanol LLC
filed 2013-11-27
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2013

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
☐ Yes     ☒ No

As of March 31, 2013, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $53,380,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 27, 2013, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2013.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reduction or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn and natural gas;

•	Our inability to maintain or secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distiller grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service any debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels; ;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing any indebtedness.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,”

“Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We have been operating at an annual rate of approximately 111 million gallons for the fiscal year ended 2013. We expect to continue at this level for the next twelve months. However, inability to buy corn at prices that allow us to operate profitably could require us to decrease or halt production.

Effective November 20, 2012, we entered into an Eleventh Amendment of Construction Loan Agreement which amended our Construction Loan Agreement originally dated December 19, 2006 with First National Bank of Omaha ("FNBO"). The amendment waived our violation for the fiscal quarter ended September 30, 2012 of the fixed charge coverage ratio covenant in the Construction Loan Agreement. In addition, the amendment amended the calculation of the covenant measuring the fixed charge coverage ratio for three fiscal quarters beginning October 1, 2012 through June 30, 2013 to be measured on a stand alone quarterly basis, reverting to the rolling twelve month basis for the year ending September 30, 2013.

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

Effective February 12, 2013, we entered into a Twelfth Amendment of the Construction Loan Agreement and an Eighth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Seventh Amended and Restated Revolving Promissory Note executed in February 2012 with FNBO. The amendments extended the short term line of credit for ninety days under substantially the same terms. Effective May 10, 2013, we entered into a Thirteenth Amendment of the Construction Loan Agreement and a Ninth Amended and Restated Revolving Promissory Note which amended our Construction Loan Agreement originally dated December 19, 2006 and the Eighth Amended and Restated Revolving Promissory Note executed in February 2013 with FNBO. These amendments extended the short term line of credit until June 11, 2013 under substantially the same terms and were executed in order to facilitate the refinancing of the entire loan facility.

On June 10, 2013, we entered into a First Amended and Restated Construction Loan Agreement (the "Agreement") with FNBO that amends and replaces the Construction Loan Agreement originally dated December 19, 2006. The Amendment establishes two new revolving loans, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note. In exchange, we executed a mortgage on all real property and granted a security interest in all other assets, both tangible and intangible, which include, among other things, the granting of a security interest in commodity trading accounts and assignment of material contracts.

In September 2013, we began construction on a steel grain bin and conveying equipment. The steel grain bin will have an approximate capacity of 730,000 bushels of corn and is expected to be complete in January 2014. The estimated cost of constructing the steel grain bin and necessary conveying equipment is $2.7 million.

Subsequent to year end the interest rate swap was terminated and the Agreement was amended to change the date upon which the Declining Revolving Credit Loan began to revolve from April 8, 2014 to October 8, 2013.  In addition, we paid the balance of the Declining Note in full.

Subsequent to year end, the board of directors declared a cash distribution of $475 per unit for members of record as of November 14, 2013. This distribution is expected to be paid in the last half of December 2013 and totals $6,937,850.

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

Product	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Ethanol	75%	78%	82%
Distiller Grains	22%	19%	16%
Corn Oil	3%	3%	2%
Carbon Dioxide	> 1%	> 1%	> 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 14.8 billion gallons with approximately 7.5% of that capacity idled as of November 5, 2013.

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

Corn Oil

In November 2008, we began separating some of the corn oil contained in our distiller's grains for sale. We have worked hard to improve corn oil production levels and continue to fine tune the operation of our equipment to further increase production rates. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

Carbon Dioxide

In March 2010, we entered into an Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”) under which EPCO purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with EPCO under which EPCO leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We supply to EPCO, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for EPCO to produce 54,750 tons of liquid carbon dioxide per year. EPCO pays Cardinal a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by EPCO. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, in the event of an expansion, the Company will be paid for a minimum of 98,700 tons each year or approximately $493,500 annually. The amendment took effect in September 2012. However, the carbon dioxide liquefaction plant has not been expanded as of the date of this report.

Ethanol, Distillers Grains and Corn Oil Markets

As described below in "Distribution of Principal Products," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. However, there is a potential for increased international sales of our products. The United States ethanol industry exported a significant amount of distillers grains to Mexico, Canada and China in 2013. Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China and because China terminated an 18-month anti-dumping investigation with respect to distillers grains imported from the United States. Over the last two years, exports of ethanol have decreased. However, exports could increase in the future if market conditions become favorable. We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

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

If the RFS were to be repealed or modified, ethanol demand may be significantly impacted. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA proposal is subject to a 60-day public comment period once it is published. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 renewable volume obligation which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline currently sold.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

The Volumetric Ethanol Excise Tax Credit ("VEETC") provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. Although ethanol imports have decreased somewhat in 2013, elimination of the tariff could continue to lead to increased importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Management believes that the expiration of VEETC has not had a significant effect on ethanol demand and does not expect it to have a significant effect in the future provided the RFS is maintained.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in a decrease of exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2013, we incurred costs and expenses of approximately $168,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 5, 2013, the Renewable Fuels Association estimates that there are 210 ethanol production facilities in the U.S. with capacity to produce approximately 14.8 billion gallons of ethanol and another 6 plants under expansion or construction with capacity to produce an additional 223 million gallons. However, the Renewable Fuels Association estimates that approximately 7.5% of the ethanol production capacity in the United States is idled.

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

The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Archer Daniels Midland	1,720.0	—
POET Biorefining	1,629.0	—
Valero Renewable Fuels	1,130.0	—
Green Plains Renewable Energy	774.0	—
Flint Hill Resources LP	660.0	—
Updated: November 5, 2013

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. Although ethanol imports decreased somewhat in 2013, increased competition from ethanol imports may continue to have a negative impact on demand for ethanol produced in the United States which could result in lower operating margins.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and and at least one company has reportedly begun producing on a commercial scale. A handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which are expected to be completed by the end of 2013. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2013, ethanol plants produced more than 35 million metric tons of distillers grains in 2011/2012 and are expected to produce an estimated 33.3 million metric tons in 2012/2013. The amount of distillers grains produced is expected to fluctuate with changes in ethanol production.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's Ethanol Industry Outlook 2013. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn. To produce 110 million gallons of ethanol per year, our ethanol plant needs approximately 39 million bushels of corn per year, or approximately 107,000 bushels per day, as the feedstock for its dry milling process. We primarily purchase the corn supply for our plant from local markets, but we have also recently purchased some of the corn we need from other non-traditional markets and transported it to our plant via rail. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

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

The price at which we purchase corn will depend on prevailing market prices. On November 8, 2013, the USDA released its Crop Production report, which estimated the 2013 grain corn crop at almost 14 billion. This would represent a new record production in the United States. The USDA forecasted area harvested for grain at 87.2 million acres, slightly down from 2012, but average yields were expected to be the highest since 2009.

Corn prices were relatively steady during our fourth quarter trending downwards towards the end of the fourth quarter and subsequent to our fiscal year end. Management expects that corn prices will remain lower through the winter of 2013 as a result of an increase in supply from a plentiful 2013 harvest. However, if corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Management will continue to monitor the availability of corn in our area. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or even halt production at our plant.

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
Natural Gas Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2013 was approximately 3,082,000 MMBTU, constituting approximately 3.89% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Employees

We have 48 full-time employees as of November 27, 2013.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is our operations along with our Revolving Credit Note with our primary lender First National Bank of Omaha. At September 30, 2013, we have approximately $15,000,000 available to draw on the Revolving Credit Note. We currently have no outstanding borrowings under our Revolving Credit Note.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2013, 2012 and 2011 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distillers grains are exported to Mexico, Canada and China. However, exports of ethanol have decreased. We anticipate that our products will still primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues. The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2014 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2013. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2014. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to maintain or secure credit facilities we may require in the future may negatively impact our liquidity. Due to current conditions in the credit markets, it has been difficult for businesses to secure financing. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity. This could negatively impact the value of our units.

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 14.8 billion gallons of ethanol production capacity. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in the reduction in the value of our units.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller's grains, corn oil and carbon dioxide.  If economic or political factors adversely affect the market for ethanol, distiller's grains, corn oil or carbon dioxide, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Risks Related to Ethanol Industry

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. Although there have been significant developments towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  In addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from outside of the United States. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate. The RFS was increased in December 2007 to 36 billion gallons by 2022. Further, some states have passed renewable fuel mandates. All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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
Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

The tariff that protects the United States ethanol industry expired at the end of 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely at least in part due to the expiration of the tariff on imported ethanol. While ethanol imports decreased somewhat in 2013, the expiration of the tariff could lead to an increase in the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports which could result in an increase of ethanol supplies and decreased ethanol prices.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Indiana were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. Recently a federal appellate court found the LCFS constitutional and remanded the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. If challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol negatively impacting ethanol prices. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights, adding several additional patents. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation ("MDL"). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). We have since answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing. Motions for summary judgment are expected to be filed by both GS Cleantech Corporation and the Company. We anticipate that after rulings are entered on those motions and discovery issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.

We are not currently able to predict the outcome of this litigation with any degree of certainty. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in these lawsuits. We estimate that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, GS CleanTech Corporation. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. ICM, Inc. has also agreed to indemnify us. However, in the event that damages are awarded, if ICM, Inc. is unable to fully indemnify us for any reason, the Company could be liable. In addition, we may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

Air Emissions Permit

In January 2010 we applied for a Title V Operating Permit for air emissions from the Indiana Department of Environmental Management ("IDEM"). IDEM issued the permit on August 5, 2010. This permit increased our operating capacity and emission limits. The new permit increased the Company's potential to emit criteria pollutants, which includes particulate matter. Each criteria pollutant must be less than 250 tons per consecutive twelve month period. This provision was based on a rule change issued by the Environmental Protection Agency ("EPA") on May 1, 2007, which allowed ethanol plants to emit up to 250 tons per criteria pollutant, excluding fugitive dust, instead of only 100 tons per criteria pollutant, including fugitive dust.

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

However, on April 23, 2013, the Indiana Court of Appeals reversed the earlier decision by the Marion County Superior Court affirming the OEA's original decision. IDEM filed a petition for rehearing with the Court of Appeals, which was denied on July 31, 2013. IDEM has petitioned to transfer the matter to the Indiana Supreme Court and the parties are awaiting a decision on the petition. Although we intend to vigorously defend our Title V Operating Permit and believe we have legal arguments not available to the other ethanol plants whose permits have been appealed, should NRDC's challenge of our Permit ultimately be successful, we would be limited to our original operating permit parameters set forth in the federally enforceable state operating permit.  This would result in a decrease in our production of ethanol and distillers grains and could have a negative effect on our profitability.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of November 27, 2013, we had approximately 14,606 membership units outstanding and approximately 1,106 unit holders of record. There is no public trading market for our units.

However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Quarter	Low Price	High Price	Average Price	# of Units Traded
2012 1st	$3,750	$4,000	$3,874	84
2012 2nd	$3,750	$4,400	$3,962	86
2012 3rd	$3,850	$4,300	$4,062	42
2012 4th	$3,500	$4,300	$3,749	39
2013 1st	$3,500	$3,500	$3,500	4
2013 2nd	$3,500	$4,075	$3,800	37
2013 3rd	$3,950	$4,750	$4,125	31
2013 4th	$4,365	$5,125	$4,790	54

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2012 1st	$3,750	$5,000	$4,100	105
2012 2nd	$3,750	$5,000	$4,101	117
2012 3rd	$3,850	$5,000	$4,248	79
2012 4th	$3,500	$6,000	$4,058	76
2013 1st	$3,500	$3,900	$3,809	22
2013 2nd	$3,300	$4,050	$3,832	53
2013 3rd	$3,850	$4,750	$4,063	23
2013 4th	$4,365	$5,125	$4,790	54

We made distributions of $382 per unit to our members during our fiscal year ended September 30, 2013. We made distributions of $430 per unit to our members during our fiscal year ended September 30, 2012. On November 19, 2013, the board of directors declared a cash distribution of $475 per unit for members of record as of that date. This distribution is expected to be paid in the last half of December 2013 and totals $6,937,850. Except for restrictions imposed in our loan agreement, our board of directors has complete discretion over the timing and amount of distributions to our unit holders. Provided that we are not in default on loan covenants, and with the prior approval of our lender, which may not be unreasonably withheld, our loan agreement allows us to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2008. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the periods ended September 30, 2011, 2010 and 2009 and the selected income statement data and other financial data for the periods ended September 30, 2010 and 2009 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the periods ended September 30, 2013 and 2012 and the selected income statement data and other financial data for the periods ended September 30, 2013, 2012 and 2011 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2013	2012	2011	2010	2009
Revenues	$357,611,814	$321,194,387	$337,019,930	$224,807,338	$167,738,057

Cost Goods Sold	324,122,396	311,971,054	302,690,475	195,880,762	160,674,617

Gross Profit	33,489,418	9,223,333	34,329,455	28,926,576	7,063,440

Operating Expenses	4,697,637	4,680,729	4,250,752	3,735,530	3,726,051

Operating Income	28,791,781	4,542,604	30,078,703	25,191,046	3,337,389

Other Expense, Net	(2,436,357)	(2,690,624)	(4,569,566)	(4,740,467)	(4,288,574)

Net Income (Loss)	$26,355,424	$1,851,980	$25,509,137	$20,450,579	$(951,185)

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit	$1,804.42	$126.80	$1,746.48	$1,400.15	$(65.12)

Cash Distributions Per Unit	$382	$430	$—	$60	$—

Balance Sheet Data:	2013	2012	2011	2010	2009
Current Assets	$57,914,023	$35,973,410	$49,830,340	$31,898,901	$22,049,914

Net Property and Equipment	$110,311,216	$117,825,363	$125,169,711	$132,780,346	$137,209,571

Other Assets	$554,837	$730,992	$876,699	$851,732	$1,068,767

Total Assets	$168,780,076	$154,529,765	$175,876,750	$165,530,979	$160,328,252

Current Liabilities	$13,149,364	$16,662,886	$18,628,361	$20,562,149	$13,036,275

Long-Term Debt	$24,154,710	$27,943,975	$42,960,017	$56,188,380	$77,427,000

Derivative Instrument - Interest Rate Swap - (Long Term)	$—	$628,358	$1,961,239	$3,130,402	$3,269,980

Members' Equity	$131,476,002	$109,294,546	$112,327,133	$85,650,048	$66,594,997

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. We are currently operating at above our 100 million gallons per year nameplate capacity. During the fiscal year ended 2013, the ethanol plant processed approximately 39 million bushels of corn per year into 111 million gallons of denatured fuel grade ethanol, 287,000 tons of dried distillers grains with solubles, and 24 million pounds of corn oil.

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

Comparison of the Fiscal Years Ended September 30, 2013 and 2012

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2013 and 2012:

	Fiscal Year Ended		Fiscal Year Ended
	September 30, 2013		September 30, 2012
Statement of Operations Data	Amount	%	Amount	%
Revenue	$357,611,814	100.0	$321,194,387	100.0
Cost of Goods Sold	324,122,396	90.6	311,971,054	97.1
Gross Profit	33,489,418	9.4	9,223,333	2.9
Operating Expenses	4,697,637	1.3	4,680,729	1.5
Operating Income	28,791,781	8.1	4,542,604	1.4
Other Expense, net	(2,436,357)	(0.7)	(2,690,624)	(0.8)
Net Income	$26,355,424	7.4	$1,851,980	0.6

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2013 and 2012.

	Fiscal Year Ended September 30, 2013		Fiscal Year Ended September 30, 2012
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$268,890,949	75.2%	$250,212,033	77.9%
Distillers Grains Sales	78,000,528	21.8	61,949,043	19.3
Corn Oil Sales	9,940,405	2.8	8,749,940	2.7
Other Revenue	779,932	0.2	283,371	0.1
Total Revenues	$357,611,814	100%	$321,194,387	100%

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2013 and 2012.

	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Production:
Ethanol sold (gallons)	110,570,857	108,253,779
Distillers grains sold (tons)	314,321	302,835
Corn oil sold (pounds)	26,500,386	21,443,120

Revenues:
Ethanol average price per gallon	$2.43	$2.31
Distillers grains average price per ton	$248	$205
Corn oil average price per pound	$0.38	$0.41

Primary Inputs:
Corn ground (bushels)	39,298,267	38,476,033
Natural gas purchased (MMBTU)	3,081,611	3,032,069

Costs of Primary Inputs:
Corn average price per bushel ground	$7.20	$6.96
Natural gas average price per MMBTU	$4.10	$3.26

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.061	$0.071
Denaturant cost per gallon of ethanol sold	$0.056	$0.053
Electricity cost per gallon of ethanol sold	$0.032	$0.032
Direct Labor cost per gallon of ethanol sold	$0.022	$0.021

Revenues

Our revenues are derived from the sale of our ethanol, distillers grains and corn oil. For the fiscal year ended September 30, 2013, we received approximately 75% of our revenue from the sale of fuel ethanol, approximately 22% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the fiscal year ended September 30, 2012, we received approximately 78% of our revenue from the sale of fuel ethanol, approximately 19% of our revenue from the sale of distillers grains and approximately 3% of total sales from corn oil. Sales of carbon dioxide represented less than 1% of our total sales for the fiscal year ended September 30, 2012.

Ethanol

Our revenues from ethanol increased for our fiscal year ended September 30, 2013 as compared to our fiscal year ended September 30, 2012. Our increase in revenues for our fiscal year ended September 30, 2013 as compared to 2012 was the result of higher ethanol production rates and higher ethanol prices on average in the fiscal year ended September 30, 2013 as compared to the same period in 2012. During the fiscal year ended September 30, 2013, we produced approximately 11% above our nameplate capacity for ethanol production.

During the fiscal year ended September 30, 2013, the market price of ethanol varied between $2.11 per gallon and $2.90 per gallon. Our average price per gallon of ethanol sold was $2.43 for the fiscal year ended September 30, 2013. During the fiscal year ended September 30, 2012, the market price of ethanol varied between $1.96 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold was $2.31 per gallon, for the fiscal year ended September 30, 2012.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At September 30, 2013, we have forward ethanol sales contracts of approximately 2,320,000 gallons. These forward ethanol contracts are forecasted to settle through October 2013. At September 30, 2013, we have open short (selling) positions for 2,310,000 gallons of ethanol and open long (buying) position for 6,636,000 gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through December 2013. For the fiscal years ended September 30, 2013 and 2012, we recorded net losses on our ethanol derivative contracts of $55,761 and net gains of $974,555, respectively. These gains and losses were recorded with our revenues in the statements of operations and comprehensive income.

Ethanol prices trended slightly downward during the fourth quarter. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Ethanol prices are expected to decrease in correlation with corn prices if the price of corn continues to fall as a result of a large 2013 crop. In addition, management anticipates that lower seasonal gasoline demand along with excess supply due to increased production as idled plants resume production in response to improved operating conditions in the industry could put downward pressure on ethanol prices unless the export market increases or additional demand is created through E15.

We experienced an increase in the gallons of ethanol sold for the fiscal year ended September 30, 2013 as compared to the same period in 2012 due primarily to higher production rates. We sold approximately 110,571,000 gallons of ethanol during the fiscal year ended September 30, 2013 compared to approximately 108,254,000 for the same period in 2012. Management anticipates that ethanol sales will remain relatively consistent during our 2014 fiscal year.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in the average price per ton of distillers grains along with higher sales volumes in the fiscal year ended September 30, 2013 as compared to the same period in 2012.

During the fiscal year ended September 30, 2013, the market price of distillers grains varied between $211 per ton of distillers grains and $273 per ton of distillers grains. Our average price per ton of distillers grains sold was $248 per ton for the fiscal year ended September 30, 2013 as compared to an average price of $205 for the fiscal year ended September 30, 2012. The amount of distillers grains sold in the fiscal year ended September 30, 2013 increased as compared to the same period in 2012 due to an increase in ethanol production levels.

Management believes that the market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and soybean meal. We primarily sell dried distillers grains nationally through our marketer. Distillers grains prices decreased during our fourth fiscal quarter in relation to lower corn prices. Management believes that distillers grains prices will likely remain relatively steady in the short term. However distillers grains prices could be significantly impacted by changes in the price of corn and soybeans. In addition, a decrease in export demand particularly from China could negatively impact distiller grain prices.

We sold approximately 314,000 tons and 303,000 tons of distillers grains during the fiscal year ended September 30, 2013 and 2012, respectively.

Corn Oil

Our corn oil sales increased in the fiscal year ended September 30, 2013 as compared to the same period in 2012 which was primarily a result of higher yields of corn oil production in the fiscal year ended September 30, 2013 as compared to the same period in 2012 which offset a slight decrease in corn oil prices. Management expects yields to continue at a similar rate during fiscal year 2014.

The average price per pound of corn oil was $0.38 per pound for the fiscal year ended September 30, 2013 as compared to $0.41 for the same period in 2012. Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was 91% for the fiscal year ended September 30, 2013 as compared to 97% for the same period in 2012. This decrease in cost of goods sold as a percentage of revenues was primarily the result of a decrease in the price of corn relative to the price of ethanol and distillers grains for the fiscal year ended September 30, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2013, our average price paid per bushel of corn increased as compared to the same period in 2012.

During the fiscal year ended September 30, 2013, we used approximately 39,298,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 38,476,000 bushels for the same period in 2012. During the fiscal year ended September 30, 2013, we sold more gallons of ethanol and tons of distillers grains as compared to the same period in 2012. During the fiscal year ended September 30, 2013, the market price of corn varied between $4.42 per bushel and $8.13 per bushel. Our average price per bushel of corn ground was $7.20, including the effects of our risk management/hedging. During the fiscal year ended September 30, 2012, the market price of corn varied between $5.14 and $8.80 per bushel. Our average price per bushel of corn ground was $6.96, including the effects of our risk management/hedging. Corn prices were relatively steady during our fourth quarter trending downwards towards the end of the fourth quarter and subsequent to our fiscal year end. Management expects that corn prices will remain lower through the winter of 2013 as a result of an increase in supply from a plentiful 2013 harvest. However, if corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases. At September 30, 2013, we have forward corn purchase contracts for various delivery periods through March 2015 for a total commitment of approximately $7,804,000. Approximately $963,000 of the forward corn purchases were with a related party. As of September 30, 2013, we also have open short (selling) positions for 2,115,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 6,105,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2015. For the fiscal years ended September 30, 2013 and 2012, we recorded net gains on our corn derivative contracts of $4,610,942 and net losses of $7,004,120, respectively. These gains and losses were recorded against cost of goods sold in the statements of operations and comprehensive income. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas costs were higher during our fiscal year ended September 30, 2013 as compared to the fiscal year ended September 30, 2012. This increase in cost of natural gas for the fiscal year ended September 30, 2013 as compared to the same period in 2012 was primarily the result of an increase in the average price per MMBTU of our natural gas.

During our fiscal year ended September 30, 2013, we purchased approximately 3,082,000 MMBTU's of natural gas as compared to 3,032,000 MMBTU's for the fiscal year ended September 30, 2012. Management attributes this increase in natural gas to the increased production during the year. During the fiscal year ended September 30, 2013 the market price of natural gas varied between $3.45 per MMBTU and $4.71 per MMBTU. Our average price per MMBTU of natural gas for the fiscal year ended September 30, 2013 was $4.10 after considering the effects of our risk management/hedging. During the fiscal year ended September 30, 2012 the market price of natural gas varied between $2.23 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $3.26. For the fiscal years ended September 30, 2013 and 2012, we recorded net gains of $24,647 and net losses of $60,224, respectively on our natural gas derivative contracts. These net gains and losses were recorded in our cost of good sold in our statements of operations and comprehensive income.

Natural gas prices have remained at historically low levels. Management anticipates higher natural gas prices during the winter months but expects that natural gas prices will remain relatively low throughout our coming fiscal year unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas. Should the economy continue to improve, we believe that increased industrial production could also result in increased energy demand which could result in an increase in natural gas prices.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the fiscal years ended September 30, 2013 and 2012. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual operating expenses of approximately $17,000 for the fiscal year ended September 30, 2013 as compared to the same period in 2012 primarily due to increases in our property taxes. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady.

Operating Income

Our income from operations for the fiscal year ended September 30, 2013 was approximately 8% of our revenues compared to an operating income of 1% of our revenues for the same period in 2012. The increase in operating income for the fiscal year ended September 30, 2013 compared to the same period in 2012 was primarily the result of increased ethanol production levels and decreases in the price of corn relative to the price of ethanol and distillers grains.

Other Expense

Our other expense for the fiscal year ended September 30, 2013 was approximately 0.7% of our revenues compared to other expense of approximately 0.8% of revenues for the same period in 2012. Our other expense for the fiscal year ended September 30, 2013 and 2012 consisted primarily of interest expense.

Changes in Financial Condition

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Current Assets	$57,914,023	$35,973,410
Current Liabilities	$13,149,364	$16,662,886
Member's Equity	$131,476,002	$109,294,546

We experienced an increase in our total current assets at September 30, 2013 compared to our fiscal year ended September 30, 2012. We had cash of approximately $24,217,000 at September 30, 2013 as compared to $683,000 at September 30, 2012. This increase in cash is because of substantially higher operating margins. Commodity derivative instruments decreased approximately $76,000 at September 30, 2013 compared to September 30, 2012. This decrease is the result of a smaller volume of hedged positions in the futures markets. We also experienced an increase of approximately $995,000 in the value of our inventory at September 30, 2013 compared to September 30, 2012 due to having more inventory on hand. At September 30, 2013, we had prepaid and other current assets of approximately $548,000 compared to approximately $293,000 at September 30, 2012 as a result of reclassifying some marketing fees as prepaid.

We experienced a decrease in our total current liabilities at September 30, 2013 compared to September 30, 2012. The decrease is primarily due to a decrease in our accounts payable related to corn from approximately $3,004,000 at September 30, 2013 to approximately $6,862,000 at September 30, 2012 as a result of having lower corn inventories on hand. We experienced a decrease in our commodity derivative instruments of approximately $197,000 at September 30, 2013 as compared to approximately $1,111,000 at September 30, 2012. This decrease is the result of a smaller volume of hedged positions in the futures markets. Our interest rate swap derivative instrument also decreased to approximately $681,000 at September 30, 2013 as compared to approximately $1,458,000 at September 30, 2012 due to regular scheduled payments throughout the year.

We experienced a decrease in our long-term liabilities as of September 30, 2013 compared to September 30, 2012. At September 30, 2013 we had approximately $24,155,000 outstanding in the form of long-term loans, compared to approximately $27,944,000 at September 30, 2012. The decrease is primarily due to scheduled principal repayments made on our term loans. Subsequent to year end, we paid off the long-term debt in full.

Comparison of Fiscal Years Ended September 30, 2012 and 2011

Results of Operation

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2012 and 2011:

	Fiscal Year Ended September 30, 2012		Fiscal Year Ended September 30, 2011
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$321,194,387	100.0%	$337,019,930	100.0%
Cost of Goods Sold	311,971,054	97.1	302,690,475	89.8
Gross Profit	9,223,333	2.9	34,329,455	10.2
Operating Expenses	4,680,729	1.5	4,250,752	1.3
Operating Income	4,542,604	1.4	30,078,703	8.9
Other Expense, net	(2,690,624)	(0.8)	(4,569,566)	(1.4)
Net Income	$1,851,980	0.6%	$25,509,137	7.6%

The following table shows the sources of our revenue for the fiscal years ended September 30, 2012 and September 30, 2011:

	Fiscal Year Ended September 30, 2012		Fiscal Year Ended September 30, 2011
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$250,212,033	77.9%	$276,082,661	81.9%
Distillers Grains Sales	61,949,043	19.3	53,842,653	16.0
Corn Oil Sales	8,749,940	2.7	6,475,079	1.9
Other Revenue	283,371	0.1	619,537	0.2
Total Revenues	$321,194,387	100%	$337,019,930	100%

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2012 and 2011:

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Production:
Ethanol sold (gallons)	108,253,779	114,661,886
Distillers grains sold (tons)	302,835	318,785
Corn oil sold (pounds)	21,443,120	13,934,980

Revenues:
Ethanol average price per gallon	$2.31	$2.41
Distillers grains average price per ton	$205	$169
Corn oil average price per pound	$0.41	$0.46

Primary Inputs:
Corn ground (bushels)	38,476,033	39,356,259
Natural gas purchased (MMBTU)	3,032,069	3,120,976

Costs of Primary Inputs:
Corn average price per bushel ground	$6.96	$6.63
Natural gas average price per MMBTU	$3.26	$4.59

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.071	$0.073
Denaturant cost per gallon of ethanol sold	$0.053	$0.056
Electricity cost per gallon of ethanol sold	$0.032	$0.030
Direct Labor cost per gallon of ethanol sold	$0.021	$0.019

Revenues

For the fiscal year ended September 30, 2012, ethanol sales comprised approximately 78% of our revenues and distillers grains sales comprised approximately 19% of our revenues, while corn oil sales comprised approximately 3% of our revenues. For the fiscal year ended September 30, 2011, ethanol sales comprised approximately 82% of our revenue and distillers grains sales comprised approximately 16% of our revenue, while corn oil comprised approximately 2% of our revenues. Carbon dioxide comprised less than 1% in each year.

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2012 as compared to the fiscal year ended September 30, 2011 primarily as a result of a decrease in our ethanol production.

During the fiscal year ended September 30, 2012, the market price of ethanol varied between $1.96 per gallon and $3.13 per gallon. Our average price per gallon of ethanol sold was $2.31 per gallon for the fiscal year ended September 30, 2012. During the fiscal year ended September 30, 2011, the market price of ethanol varied between $2.07 and $3.07 per gallon. Our average price per gallon of ethanol sold was $2.41. During the fiscal year ended September 30, 2012, we sold approximately 108,254,000 gallons of ethanol as compared to our sales of approximately 114,662,000 gallons of ethanol for the same period in 2011. For the fiscal year ended September 30, 2012, we recorded net gains on our ethanol derivative contracts of $974,555. We recorded net losses on our ethanol derivative contracts of $116,899 during the fiscal year ended September 30, 2011. These gains and losses were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2012 as compared to the same period in 2011. This increase was primarily the result of an increase in the average price per ton of distillers grains in the fiscal year ended September 30, 2012 as compared to the same period in 2011.

During the fiscal year ended September 30, 2012 the market price of distillers grains varied between approximately $149 and $290 per ton. Our average price per ton of distillers grains sold was approximately $205. During the fiscal year ended September 30, 2011, the market price of distillers grains varied between approximately $105 per ton and $220 per ton. Our average price per ton of distillers grains sold was approximately $169. During our fiscal year ended September 30, 2012 we sold approximately 303,000 tons of distillers grains compared to approximately 319,000 for the same period in 2011.

Corn Oil

Our corn oil sales increased in the fiscal year ended September 30, 2012 as compared to the same period in 2011 which was primarily a result of higher yields of corn oil production in the fiscal year ended September 30, 2012 as compared to the same period in 2011. The average price of corn oil was $0.41 per pound for the fiscal year ended September 30, 2012 as compared to $0.46 per pound for the same period in 2011.

Cost of Goods Sold

Our costs of goods sold as a percentage of revenues were approximately 97% for the fiscal year ended September 30, 2012 compared to 90% for the same period of 2011.

Corn

During the fiscal year ended September 30, 2012 we used approximately 38,476,000 bushels of corn to produce our ethanol, distillers grain and corn oil as compared to approximately 39,356,000 bushels for the same period in 2011. During the fiscal year ended September 30, 2012, the market price of corn varied between $5.14 per bushel and $8.80 per bushel. Our average price per bushel of corn ground was $6.96 after considering the effects of our risk management/hedging. During the fiscal year ended September 30, 2011, the market price of corn varied between $4.24 and $8.34 per bushel. Our average price per bushel of corn ground was $6.63 after considering the effects of our risk management/hedging. For the fiscal year ended September 30, 2012 and 2011, we recorded net losses on our corn derivative contracts of $7,004,120 and $5,008,132, respectively. These net losses were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our fiscal year ended September 30, 2012, we purchased approximately 3,032,000 MMBTU's of natural gas as compared to approximately 3,121,000 MMBTU's for the same period in 2011. During the fiscal year ended September 30, 2012, the market price of natural gas varied between $2.23 per MMBTU and $4.41 per MMBTU. Our average price per MMBTU of natural gas was $3.26. During the fiscal year ended September 30, 2011, the market price of natural gas varied between $3.66 per MMBTU and $5.39 per MMBTU. Our average price per MMBTU of natural gas was $4.59.

Operating Expense

Our operating expenses were higher for the fiscal year ended September 30, 2012 than they were for the same period ended September 30, 2011. This increase in operating expenses is primarily due to an increase in general and administrative expenses. These increased expenses are the result of E15 registration, donations to the Growth Energy E15 campaign and increases in our property taxes.

Operating Income

Our income from operations for the fiscal year ended September 30, 2012 was approximately 1% of our revenues compared to operating income of approximately 9% of our revenues for the fiscal year ended September 30, 2011. This decrease in our profitability was primarily the result of decreased ethanol production levels and increases in the price of corn relative to the price of ethanol which resulted in negative operating margins in our third and fourth fiscal quarters.

Other Expense

Other expense for the fiscal year ended September 30, 2012 was approximately 0.8% of our revenue compared to other expense of approximately 1.4% of our revenue for the same period in 2011. Other expense consisted primarily of interest expense.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2013 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

At September 30, 2013, we had an interest rate swap with a fair value of $681,233 recorded as derivative instruments in the current liabilities section of the balance sheet and as a deferred loss in accumulated other comprehensive loss. We had an interest rate swap with a fair value of $2,086,757 for the same period ended in 2012. The interest rate swap is designated as a cash flow hedge. Subsequent to year end, the interest rate swap was terminated and settled in full.

As of September 30, 2013, we have open short positions for 2,115,000 bushels of corn and long positions of 6,105,000 for corn on the Chicago Board of Trade and short positions of 2,310,000 gallons of ethanol and long positions of 6,636,000 gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol positions are forecasted to settle through March 2015 and December 2013, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2013. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2014 fiscal year. Operating conditions have been positive for the fiscal year ended September 30, 2013 which has allowed us reduce our reliance on our revolving lines of credit. Subsequent to year end, we were able to terminate our interest rate swap agreement and pay off our debt in full. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Years Ended September 30, 2013 and 2012

The following table shows cash flows for the fiscal year ended September 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$33,430,374	$18,003,110
Net cash used in investing activities	(683,121)	(1,231,316)
Net cash used for financing activities	(9,213,496)	(26,890,923)
Net increase (decrease) in cash	23,533,757	(10,119,129)
Cash, beginning of period	682,943	10,802,072
Cash, end of period	24,216,700	682,943

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the fiscal year ended September 30, 2013 as compared to the same period in 2012. Approximately $33,430,000 of cash was provided by operating activities for the fiscal year ended September 30, 2013 as compared to approximately $18,003,000 provided by operating activities for the fiscal year ended September 30, 2012. This was primarily due to an increase in our net income from operations for the fiscal year ended September 30, 2013 to approximately $26,355,000 as compared to net income of approximately $1,852,000 for the same period in 2012.

Cash Flow Used in Investing Activities

Cash used in investing activities was approximately $683,000 for the fiscal year ended September 30, 2013 as compared to approximately $1,231,000 for the same period in 2012. Cash used in investing activities decreased due to a decrease in capital expenditures and an increase in investment proceeds which together more than offset an increase in payments for construction in process for the fiscal year ended September 30, 2013 as compared to the same period in 2012.

Cash Flow Used in Financing Activities

Cash used in financing activities was approximately $9,213,000 for the fiscal year ended September 30, 2013 as compared to cash used in financing activities of approximately $26,891,000 for the same period in 2012. This decrease was primarily due to a decrease in net payments on long term debt to approximately $3,634,000 for the fiscal year ended September 30, 2013 as compared to approximately $20,608,000 for the fiscal year ended September 30, 2012. We also paid distributions of approximately $5,579,000 for the fiscal year ended September 30, 2013 as compared to approximately $6,281,000 for the same period in 2012.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2013, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
Comparison of Fiscal Years Ended September 30, 2012 and 2011

The following table shows cash flows for the fiscal years ended September 30, 2012 and 2011:

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

Cash Flow Used in Investing Activities

Cash used in investing activities was approximately $1,231,000 for the fiscal year ended September 30, 2012 as compared to approximately $770,000 for the same period in 2011. The cash used in investing was primarily for capital expenditures.

Cash Flow Used in Financing Activities

Cash used in financing activities was approximately $26,891,000 for the fiscal year ended September 30, 2012 as compared to cash used in financing activities of approximately $13,395,000 for the same period in 2011. This change in cash used in financing activities was due to a net increase in payments made on our long term debt financing and a distribution paid during the fiscal year ended September 30, 2012.

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
On June 10, 2013, we closed on a new loan agreement with FNBO, the First Amended and Restated Construction Loan Agreement ("Agreement"), which replaces the earlier agreement. The Agreement establishes two new notes, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On October 8, 2013, we executed a First Amendment of the First Amended and Restated Construction Loan Agreement (the "First Amendment") with FNBO. The First Amendment amends the date upon which the Declining Revolving Credit Loan begins to revolve from April 8, 2014 to October 8, 2013.
Declining Note

The Declining Note had an initial principal balance of $28,889,410 which replaced the fixed rate note that had been established by the earlier loan agreement. The Declining Note incorporated the interest rate swap which fixes the interest rate at 8.11% percent per year until expiration. Upon expiration of the interest rate swap, the Declining Note's interest rate will be based on the 3-month LIBOR plus three hundred basis points.

On April 8, 2014, the principal balance on the Declining Note will be $25,083,737. The note matures on January 8, 2021. Principal payments will be fixed at $929,027 per quarter beginning April 8, 2014. The Agreement also required excess cash flow prepayments annually if certain levels of earnings before interest, taxes, depreciation and amortization are achieved. The Agreement allows us to prepay the note and borrow back amounts against it based on a schedule that declines over the term of the Declining Note. The fair value of the interest rate swap at September 30, 2013 was $681,233 and was $2,086,757 at September 30, 2012 and is included in current and long-term liabilities on the balance sheet (Note 6).

Subsequent to year end the interest rate swap was terminated and the Agreement was amended to change the date upon which the Declining Revolving Credit Loan began to revolve from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $1,008,169. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013. On October 17, 2013 an additional $16,985,332 was paid towards the Declining Note to pay the note in full.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at September 30, 2013 was 3.19%. There were no borrowings outstanding on the Revolving Credit Note at September 30, 2013 or September 30, 2012.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants. We were in compliance with all loan covenants at September 30, 2013.

Our fixed charge coverage ratio is no less than 1.15:1.00 and is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. It was previously measured on a rolling twelve month basis but was amended for three quarters beginning October 1, 2012 through June 30, 2013 to be measured on a stand alone quarterly basis. Our fixed charge coverage ratio reverted to the rolling twelve month for the year ending September 30, 2013.

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

We are currently meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service our debt and comply with our financial covenants in our loan agreements through September 30, 2014. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. We will continue to evaluate our liquidity needs for the upcoming months and work with our lenders to try to ensure that the terms of the loan agreements, including the financial covenants, are met going forward. However, we cannot provide any assurance that our actions will result in sustained profitable operations or that we will not be in violation of our revised loan covenants or other terms of our loan agreements. Should we violate the terms or revised covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We conducted a bottlenecking analysis of our facility and operations in order to find ways to improve production efficiency. We installed larger hammermill motors and upgraded our flour conveyance system. These improvements have allowed us to increase corn grinding capacity and to increase plant production rates.

In September 2013, we began construction on a steel grain bin with an approximate capacity of 730,000 bushels of corn. The new grain bin is expected to be complete in January 2014. The estimated cost of constructing the steel grain bin and necessary conveying equipment is $2.7 million. For the fiscal year ended September 30, 2013, $255,000 is included in construction in process.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2013:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$27,943,975	$3,789,265	$10,432,218	$10,432,218	$3,290,274
Operating Lease Obligations	5,953,820	1,165,858	2,345,928	2,344,834	97,200
Purchase Obligations	7,804,000	7,198,195	605,805	—	—
Total Contractual Cash Obligations	$41,701,795	$12,153,318	$13,383,951	$12,777,052	$3,387,474

The long-term debt obligations in the table above include both principal and interest payments, and payments on the interest rate swap agreement at the interest rates applicable to the obligations as of September 30, 2013. These long term debt obligations exclude interest on the operating line of credit.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. At September 30, 2013, exposure to interest rate risk resulted primarily from our Revolving Credit Note which bears a variable interest rate.  However, as of September 30, 2013 we did not have any amounts outstanding on our Revolving Credit Note.

We also have a Declining Note which bears a variable interest rate. However, we manage our floating rate debt related to the Declining Note using an interest rate swap. We entered into a fixed rate swap to alter our exposure to the impact of changing interest rates on our results of operations and future cash outflows for interest. We use interest rate swap contracts to separate interest rate risk management from the debt funding decision. The interest rate swaps held by us as of September 30, 2013 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. As of September 30, 2013, our interest rate swap had a liability fair value of $681,233. Subsequent to year end, this interest rate swap was terminated.

The specifics of the Revolving Credit Note and Declining Note are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.”

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

As of September 30, 2013, we have open short (selling) positions for 2,115,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 2,310,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of September 30, 2013, we have open long (buying) positions for 6,105,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 6,636,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. We do not have any open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2015 and ethanol derivatives are forecasted to settle through December 2013. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the fiscal years ended September 30, 2013, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of $4,610,942 and a loss due to the change in fair value of our outstanding ethanol derivative positions of $55,761. We also recorded a gain due to changes in fair value of our outstanding natural gas derivative positions of $24,647.

At September 30, 2013, we have committed to purchase approximately 1,494,000 bushels of corn through March 2015 at an average bushel price of $5.22 and the spot price at September 30, 2013 was $4.42 per bushel.   As contracts are delivered, any gains realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of September 30, 2013 we had price protection in place for approximately 4% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2013	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,220,725
Ethanol	111,680,000	Gallons	10%	$25,128,000
Corn	38,506,000	Bushels	10%	$17,019,652
DDGs	173,000	Tons	10%	$3,892,500

For comparison purposes, the results of our sensitivity analysis as of September 30, 2012 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2012	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,144,825
Ethanol	114,000,000	Gallons	10%	$26,704,500
Corn	37,178,586	Bushels	10%	$29,222,369
DDGs	285,120	Tons	10%	$7,869,312

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2013 and 2012, and the related statements of operations and comprehensive income, cash flows, and changes in members' equity for each of the fiscal years in the three year period ended September 30, 2013. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
November 27, 2013

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2013	September 30, 2012

Current Assets
Cash	$24,216,700	$682,943
Restricted cash	1,859,132	3,603,580
Trade accounts receivable	20,857,587	21,785,960
Miscellaneous receivables	99,008	192,514
Inventories	10,324,442	9,329,684
Prepaid and other current assets	547,913	293,259
Commodity derivative instruments	9,241	85,470
Total current assets	57,914,023	35,973,410

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	122,831,387	122,149,377
Building	7,007,100	6,996,908
Office equipment	546,050	529,507
Vehicles	31,928	31,928
Construction in process	422,624	99,461
	151,963,686	150,931,778
Less accumulated depreciation	(41,652,470)	(33,106,415)
Net property, plant, and equipment	110,311,216	117,825,363

Other Assets
Deposits	80,000	80,000
Investment	474,837	474,837
Financing costs, net of amortization	—	176,155
Total other assets	554,837	730,992

Total Assets	$168,780,076	$154,529,765

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2013	September 30, 2012

Current Liabilities
Accounts payable	$3,634,513	$2,390,221
Accounts payable-corn	3,003,673	6,861,610
Accrued expenses	1,843,249	1,207,414
Commodity derivative instruments	197,431	1,111,238
Derivative instruments - interest rate swap	681,233	1,458,399
Current maturities of long-term debt and capital lease obligations	3,789,265	3,634,004
Total current liabilities	13,149,364	16,662,886

Long-Term Debt and Capital Lease Obligations	24,154,710	27,943,975

Derivative Instruments - interest rate swap	—	628,358

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(681,233)	(2,086,758)
Retained earnings	61,245,022	40,469,091
Total members' equity	131,476,002	109,294,546

Total Liabilities and Members’ Equity	$168,780,076	$154,529,765

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011

Revenues	$357,611,814	$321,194,387	$337,019,930

Cost of Goods Sold	324,122,396	311,971,054	302,690,475

Gross Profit	33,489,418	9,223,333	34,329,455

Operating Expenses	4,697,637	4,680,729	4,250,752

Operating Income	28,791,781	4,542,604	30,078,703

Other Income (Expense)
Interest income	15,640	2,808	3,891
Interest expense	(2,459,592)	(2,824,100)	(4,412,755)
Miscellaneous income (expense)	7,595	130,668	(160,702)
Total	(2,436,357)	(2,690,624)	(4,569,566)

Net Income	$26,355,424	$1,851,980	$25,509,137

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$1,804.42	$126.80	$1,746.48

Distributions Per Unit	$382.00	$430.00	$—

Comprehensive Income:
Net income	$26,355,424	$1,851,980	$25,509,137
Gain on derivative instruments included in other comprehensive income	1,405,525	1,396,011	1,167,948
Comprehensive Income	$27,760,949	$3,247,991	$26,677,085

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities
Net income	$26,355,424	$1,851,980	$25,509,137
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	8,735,816	8,657,575	8,542,898
Change in fair value of commodity derivative instruments	(4,579,828)	6,089,789	11,661,874
Loss on disposal of fixed asset	12,279	562	—
Non-cash dividend income	—	(21,161)	(187,093)
Provision for uncollectible accounts	—	—	35,847
Change in operating assets and liabilities:
Restricted cash	1,744,448	(1,244,778)	2,191,863
Trade accounts receivables	928,373	(2,685,118)	(5,874,049)
Miscellaneous receivable	93,506	278,889	558,794
Inventories	(994,758)	2,403,314	(3,399,858)
Prepaid and other current assets	(254,654)	142,023	529,817
Deposits	—	192,250	217,690
Derivative instruments	3,742,249	(415,720)	(18,889,962)
Accounts payable	869,621	309,081	(73,230)
Accounts payable-corn	(3,857,937)	2,801,640	793,190
Construction retainage payable	—	—	(249,772)
Accrued expenses	635,835	(357,216)	282,342
Net cash provided by operating activities	33,430,374	18,003,110	21,649,488

Cash Flows from Investing Activities
Capital expenditures	(619,720)	(1,131,855)	(770,137)
Payments for construction in process	(323,163)	(99,461)	—
Proceeds from sale of equipment	259,762	—	—
Net cash used for investing activities	(683,121)	(1,231,316)	(770,137)

Cash Flows from Financing Activities
Distributions paid	(5,579,492)	(6,280,580)	—
Payments for capital lease obligations	—	(2,010)	(6,113)
Proceeds from long-term debt	—	—	29,800,000
Payments on long-term debt	(3,634,004)	(20,608,333)	(43,188,986)
Net cash used for financing activities	(9,213,496)	(26,890,923)	(13,395,099)

Net Increase (Decrease) in Cash	23,533,757	(10,119,129)	7,484,252

Cash – Beginning of Period	682,943	10,802,072	3,317,820

Cash – End of Period	$24,216,700	$682,943	$10,802,072

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2013	September 30, 2012	September 30, 2011

Supplemental Cash Flow Information
Interest paid	$2,521,245	$3,115,561	$4,559,126

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accounts payable	$374,671	$—	$101,928
Gain on derivative instruments included in other comprehensive income	$1,405,525	$1,396,011	$1,167,948
Equipment purchase price adjustment included in accounts payable	$—	$107,213	$—
Capital expenditures included in accrued expenses and accounts receivable	$—	$17,533	$66,264

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

			Accumulated
			Other
	Member	Retained	Comprehensive
	Contributions	Earnings	Loss
Balance - September 30, 2010	$70,912,213	$19,388,552	$(4,650,717)

Net income for year ended September 30, 2011	—	25,509,137	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	1,167,948

Balance - September 30, 2011	70,912,213	44,897,689	(3,482,769)

Net income for year ended September 30, 2012	—	1,851,980	—

Member Distributions	—	(6,280,578)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	1,396,011

Balance - September 30, 2012	70,912,213	40,469,091	(2,086,758)

Net income for year ended September 30, 2013	—	26,355,424	—

Members Distributions	—	(5,579,493)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	1,405,525

Balance - September 30, 2013	$70,912,213	$61,245,022	$(681,233)

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2013 and 2012, the Company produced approximately 111 million and 108 million gallons of ethanol, respectively.

Fiscal Reporting Period

The Company has adopted a fiscal year ending September 30 for reporting financial operations and a fiscal year ending December 31 for tax return purposes.

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2013 and 2012, the Company determined that an allowance for doubtful accounts was not necessary.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in process expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service.

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

Financing Costs

Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when Company draws on the loans. Amortization for the years ended September 30, 2013, 2012 and 2011 was approximately $176,000, $167,000 and $162,000, respectively.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $1,783,000, $2,841,000 and $3,388,000 for the years ended September 30, 2013, 2012 and 2011, respectively. Freight was approximately $6,816,000, $8,493,000 and $9,929,000 for the years ended September 30, 2013, 2012 and 2011, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2013 and 2012 due to the short maturity nature of these instruments. The fair value of derivative instruments and debt is disclosed in Note 7.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2013, or 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2013 or 2012.

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

Operating Expenses

Operating expenses are administrative and non-production related costs of running the business. These include executive and administrative salaries, wages and benefits, advertising, insurance, taxes, fees, subscriptions and other similar expenses. We include an allocation for depreciation related to non-production long-lived assets in this category. Also included is amortization of financing costs incurred prior to the start of operations.

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2013 or 2012. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2010, the Company is no longer subject to U.S. Federal income tax examinations.

2. CONCENTRATIONS

Two major customers accounted for approximately 97% and 98% of the outstanding accounts receivable balance at September 30, 2013 and September 30, 2012, respectively. These same two customers also accounted for approximately 96%, 97% and 98% of revenue for the year ended September 30, 2013, 2012 and 2011, respectively.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2013 and 2012 are as follows:

	2013	2012
Financial statement basis of assets	$168,780,076	$154,529,765
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(92,227,825)	(80,123,774)
Book to tax derivative instruments	(9,241)	(85,470)
Capitalized Inventory	50,000	80,000
Income tax basis of assets	$78,569,620	$76,377,131

Financial statement basis of liabilities	$37,304,074	$45,235,219
Interest rate swap	(681,233)	(2,086,758)
Book to tax derivative instruments	(197,431)	(1,111,238)
Accrued employee benefits	(483,314)	(179,816)
Income tax basis of liabilities	$35,942,096	$41,857,407

4. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

On January 17, 2012, the board of directors approved a distribution of $430 per unit, for a total distribution of $6,280,580, for members of records as of that date. The distribution was paid in February 2012.

On May 21, 2013, the board of directors approved a distribution of $160 per unit for members of record as of that date. It was paid in June 2013. On July 16, 2013, the board of directors approved a distribution of $222 per unit for members of record as of that date. It was paid in August 2013. Total distributions for the fiscal year ended September 30, 2013 were $5,579,493.

On November 19, 2013, the board of directors declared a cash distribution of $475 per unit for members of record as of that date. This distribution is expected to be paid in the last half of December 2013 and totals $6,937,850.

5.  INVENTORIES

Inventories consist of the following as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Raw materials	$2,454,803	$2,035,607
Work in progress	2,382,833	2,536,420
Finished goods	3,756,410	3,258,153
Spare parts	1,730,396	1,499,504
Total	$10,324,442	$9,329,684

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2013, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2015 for a total commitment of approximately $7,804,000. Approximately $963,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at September 30, 2013. At September 30, 2013, the Company has 2,320,000 gallons of forward, fixed price ethanol sales contracts through October 2013. In addition, the Company has forward dried distiller grains sales contracts of approximately 145,000 tons at various fixed prices for various delivery periods through June 2014.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn and natural gas derivative instruments are included as a component of cost of goods sold

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange and Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2015 and December 2013, respectively, as of September 30, 2013.

The following table indicates the bushels of corn under derivative contracts as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Short	2,115,000	2,855,000
Long	6,105,000	85,000

The following table indicates the gallons of ethanol under derivative contracts as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Short	2,310,000	19,572,000
Long	6,636,000	19,152,000

Interest Rate Contract

The Company previously managed part of its floating rate debt using an interest rate swap associated with the "Fixed Rate Note" as defined in our loan agreement. Please see Note 8 below. The Company entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts were therefore used by the Company to separate interest rate risk management from the debt funding decision.

At September 30, 2013, the Company had approximately $27,944,000 of notional amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap is included as a component of accumulated other comprehensive income.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

The interest rate swap held by the Company as of September 30, 2013 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. Subsequent to year end, the Company terminated the swap agreement for the amount of $1,008,169.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2013:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$681,233
Ethanol derivative contracts	Commodity Derivative Instruments - Current	$9,241	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$197,431

As of September 30, 2013 the Company had approximately $1,859,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers. Subsequent to the fiscal year ended September 30, 2013, the Company had a margin call and paid $498,000 to the brokers in order to maintain their minimum maintenance requirements.

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal years ended September 30, 2013:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative - for the year ended September 30, 2013	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative - for the year ended September 30, 2013	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) year ended September 30, 2013
Interest rate swap	$(53,663)	Interest expense	$1,459,188	Interest expense	$—

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal years ended September 30, 2012:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,610,942
Ethanol Derivative Contracts	Revenues	(55,761)
Natural Gas Derivative Contracts	Cost of Goods Sold	24,647
Totals		$4,579,828

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2012:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(7,004,120)
Ethanol Derivative Contracts	Revenues	974,555
Natural Gas Derivative Contracts	Cost of Goods Sold	(60,224)
Totals		$(6,089,789)

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(681,233)	$(681,233)	$—	$(681,233)	$—
Corn Derivative Contracts	$(197,431)	$(197,431)	$(197,431)	$—	$—
Ethanol Derivative Contracts	$9,241	$9,241	$9,241	$—	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(2,086,757)	$(2,086,757)	$—	$(2,086,757)	$—
Corn Derivative Contracts	$(1,111,238)	$(1,111,238)	$(1,111,238)	$—	$—
Ethanol Derivative Contracts	$85,470	$85,470	$85,470	$—	$—

We determine the fair value of the interest rate swap shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the company's long-term debt, including the short-term portion, at September 30, 2013 and 2012 approximated the carrying value of approximately $27.9 million and $31.6 million, respectively. Fair value was estimated using estimated market interest rates at September 30, 2013 and 2012, which are level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

Declining Note

The Declining Note had an initial principal balance of $28,889,410, which was the balance outstanding at June 30, 2013, and incorporates an interest rate swap from the earlier loan agreement which was set to expire on April 8, 2014. The interest rate swap fixes the interest rate at 8.11% per year until expiration. Upon expiration of the interest rate swap, the Declining Note's interest rate will be based on the 3-month LIBOR plus three hundred basis points.

On April 8, 2014, the principal balance on the Declining Note will be $25,083,737. The Declining Note matures on January 8,
2021. Principal payments will be fixed at $929,027 per quarter beginning April 8, 2014. The agreement also required excess cash flow prepayments annually if certain levels of earnings before interest, taxes, depreciation and amortization are achieved. The agreement allows the Company to prepay the note and borrow back amounts against it based on a schedule that declines over the term.

The fair value of the interest rate swap at September 30, 2013 was $681,233 and is included in current liabilities on the balance sheet (Note 6). The fair value at September 30, 2012 was $2,086,757, of which $1,458,399 was included in current liabilities and $628,358 was included in long term liabilities.

On October 8, 2013, we terminated the interest rate swap. The amount paid upon termination of the interest rate swap was $1,008,169. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013. On October 17, 2013 an additional $16,985,332 was paid towards the Declining Note to pay the note in full.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at September 30, 2013 was 3.19%. There were no borrowings outstanding on the Revolving Credit Note at September 30, 2013 or September 30, 2012.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

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

Long-term debt, as discussed above, consists of the following at September 30, 2013:

Declining note	$27,943,975
Less amounts due within one year	3,789,265
Net long-term debt	$24,154,710

The estimated maturities of long-term debt at September 30, 2013 are as follows:

October 1, 2013 to September 30, 2014	$3,789,265
October 1, 2014 to September 30, 2015	5,216,109
October 1, 2015 to September 30, 2016	5,216,109
October 1, 2016 to September 30, 2017	5,216,109
October 1, 2017 to September 30, 2018	5,216,109
Thereafter	3,290,274
Total long-term debt	$27,943,975

9. LEASES

At September 30, 2013, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2013 to September 30, 2014	$1,165,858
October 1, 2014 to September 30, 2015	1,172,964
October 1, 2015 to September 30, 2016	1,172,964
October 1, 2016 to September 30, 2017	1,172,964
October 1, 2017 to September 30, 2018	1,171,870
Thereafter	97,200
Total minimum lease commitments	$5,953,820

10. COMMITMENTS AND CONTINGENCIES

Corn Procurement

In July 2008, the Company entered into an agreement with an unrelated party to procure 100% of the corn to be used as feedstock at the Company's ethanol production facility. The Company paid a monthly agency fee equal to an amount per bushel of corn delivered subject to an annual minimum amount. These fees totaled $253,000, $421,000 and $400,000, for the years ended September 30, 2013, 2012 and 2011. This agreement was terminated on January 15, 2013 with an effective date of December 24, 2012. We now directly procure the corn we need for our feedstock from suppliers ourselves.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. In November, 2012, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year.

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. At September 30, 2013, there is approximately $222,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

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

Grain Bin Contract and Construction

In September 2013, the Company entered into a contract with an unrelated party for the construction of a steel grain bin and necessary conveying equipment. The steel grain bin will hold approximately 730,000 bushels of corn. The estimated cost of constructing the steel grain bin and necessary conveying equipment is $2.7 million. Construction began in September 2013 and is expected to be complete in January 2014. For the fiscal year ended September 30, 2013 approximately $255,000 is included in construction in process related to construction of the steel grain bin.

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee and an additional 50% of the contributions of the employee up to 5%. In order to receive a contribution, the employee must have worked 1,000 hours in the plan year and be employed as of the last day of the calendar year. The Company contributed approximately $77,000, $73,000 and $34,000 to the defined contribution plan during the years ended September 30, 2013, 2012 and 2011, respectively.

12. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 75% of total revenues and corn costs average 87% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2013 and 2012

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2013
Revenues	$85,083,385	$89,769,233	$95,598,868	$87,160,328
Gross profit	1,662,161	8,098,414	11,195,787	12,533,056
Operating income	592,238	6,897,956	9,907,490	11,394,097
Net income (loss)	(61,975)	6,269,242	9,301,752	10,846,405
Basic and diluted earnings (loss) per unit	$(4.24)	$429.22	$636.84	$742.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2012
Revenues	$87,476,615	$77,692,498	$69,530,510	$86,494,764
Gross profit (loss)	8,834,094	3,457,382	(872,970)	(2,195,173)
Operating income (loss)	7,677,558	2,406,546	(2,333,749)	(3,207,751)
Net income (loss)	6,899,308	1,827,743	(3,011,583)	(3,863,488)
Basic and diluted earnings (loss) per unit	$472.36	$125.14	$(206.19)	$(264.51)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2011
Revenues	$73,394,639	$81,258,148	$92,284,735	$90,082,408
Gross profit	1,434,050	9,853,448	15,669,998	7,371,959
Operating income	365,177	8,826,508	14,536,024	6,350,994
Net income (loss)	(789,985)	7,652,667	13,452,114	5,194,341
Basic and diluted earnings (loss) per unit	$(54.09)	$523.94	$921.00	$355.63

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Boulay PLLP has been our independent auditor since the Company's inception and is the Company's independent auditor at the present time. We have had no disagreements with our auditor.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2013 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2014 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2013 fiscal year. This proxy statement is referred to in this report as the 2014 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 39 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

 (3)    Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.1A	Name Change Amendment		Exhibit 3.1A to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.1	Energy Management Agreement dated January 23, 2006 between Cardinal Ethanol, LLC and U.S. Energy Services, Inc.		Exhibit 10.9 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.2	Distiller's Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.3	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.4	Construction Loan Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.22 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.5	Construction Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.23 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.6	Revolving Note dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.24 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.7	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.8	Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.26 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.9	Security Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.27 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.10	Master Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.28 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.11	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant's Form 10-QSB filed with the Commission on February 14, 2007.

10.12	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.	Exhibit 10.32 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.13	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	Exhibit 10.33 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.14	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	Exhibit 10.34 to the registrant's Form 10-QSB filed with the Commission on August 3, 2007.
10.15	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on December 17, 2007.
10.16	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.17	Corn Oil Extraction Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.2 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.18	First Amendment of Construction Loan Mortgage between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.3 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.19	Third Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2008.	Exhibit 10.4 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008.
10.20	Fixed Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.21	Long Term Revolving Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.22	Variable Rate Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.23	Corn Oil Extraction Term Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated April 8, 2009.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on May 20, 2009.
10.24	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 7, 2009.
10.25	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on December 28, 2009.
10.26	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.

10.27	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.28	Construction Agreement between LAH Development, LLC and Cardinal Ethanol, LLC dated May 11, 2010.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.29	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2010.
10.30	Ninth Amendment of Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 10, 2011.
10.31	Sixth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 25, 2011.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 10, 2011.
10.32	Employee Bonus Plan for 2011/2012.	Exhibit 10.34 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.33	Amendment No. 2 to Ethanol Purchase and Sale Agreement between Cardinal Ethanol, LLC and Murex N.A., LTD. dated November 22, 2011.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.34	First Amendment to Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated November 22, 2011.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.35	Seventh Amended and Restated Revolving Promissory Note between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 14, 2012.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 4, 2012.
10.36	Tenth Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 14, 2012.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 4, 2012.
10.37	Eleventh Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated November 20, 2012.	Exhibit 10.37 to the registrant's Form 10-K filed with the Commission on December 13, 2012
10.38	Employee Bonus Plan for 2012/2013	Exhibit 10.38 to the registrant's Form 10-K filed with the Commission on December 13, 2012
10.39	Eighth Amended and Restated Revolving Promissory Note between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 12, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on February 11, 2013
10.40	Twelfth Amendment of Construction Loan Agreement between Cardinal Ethanol, LLC and First National Bank of Omaha dated February 12, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on February 11, 2013

10.41	Thirteenth Amendment of the Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 10, 2013		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 15, 2013
10.42	Ninth Amended and Restated Revolving Promissory Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated May 10, 2013		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 15, 2013
10.43	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.44	Second Amended and Restated Security Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.45	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.46	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.47	Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.48	Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.		Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.49
First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.50	Termination Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	X
10.51	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	X
10.41	Employee Bonus Plan for 2013/2014	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2013 and September 30, 2012, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2013, 2012 and 2011, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2013, 2012, and 2011, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 27, 2013	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 27, 2013	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 27, 2013	/s/ Robert Davis
Robert Davis. Chairman and Director

Date:	November 27, 2013	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 27, 2013	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 27, 2013	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 27, 2013	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 27, 2013	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 27, 2013
David Matthew Dersch, Director

Date:	November 27, 2013	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date:	November 27, 2013	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 27, 2013	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	November 27, 2013	/s/ William Garth
William Garth, Director

Date:	November 27, 2013	/s/ Robert Baker
Robert Baker, Director

Date:	November 27, 2013	/s/ Lewis M. Roch III
Lewis M.Roch III, Director