Form 10-Q
period 2013-12-31
Cardinal Ethanol LLC
filed 2014-02-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2013

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

As of February 5, 2014, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	December 31, 2013	September 30, 2013
	(Unaudited)
Current Assets
Cash	$23,586,361	$24,216,700
Restricted cash	1,809,520	1,859,132
Trade accounts receivable	23,077,086	20,857,587
Miscellaneous receivables	122,941	99,008
Inventories	10,805,922	10,324,442
Prepaid and other current assets	771,519	547,913
Commodity derivative instruments	765,378	9,241
Total current assets	60,938,727	57,914,023

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	125,061,604	122,831,387
Building	7,007,100	7,007,100
Office equipment	546,050	546,050
Vehicles	31,928	31,928
Construction in process	228,941	422,624
	154,000,220	151,963,686
Less accumulated depreciation	(43,800,412)	(41,652,470)
Net property, plant, and equipment	110,199,808	110,311,216

Other Assets
Deposits	—	80,000
Investment	474,837	474,837
Total other assets	474,837	554,837

Total Assets	$171,613,372	$168,780,076

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2013	September 30, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$2,856,762	$3,634,513
Accounts payable-corn	20,257,484	3,003,673
Accrued expenses	1,359,718	1,843,249
Commodity derivative instruments	182,225	197,431
Derivative instruments - interest rate swap	—	681,233
Current maturities of long-term debt	—	3,789,265
Total current liabilities	24,656,189	13,149,364

Long-Term Debt	—	24,154,710

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(681,233)
Retained earnings	76,044,970	61,245,022
Total members' equity	146,957,183	131,476,002

Total Liabilities and Members’ Equity	$171,613,372	$168,780,076

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012

Revenues	$83,572,765	$85,083,385

Cost of Goods Sold	59,917,216	83,421,224

Gross Profit	23,655,549	1,662,161

Operating Expenses	1,220,865	1,069,923

Operating Income	22,434,684	592,238

Other Income (Expense)
Interest income	9,188	865
Interest expense	(726,737)	(662,619)
Miscellaneous income	20,664	7,541
Total	(696,885)	(654,213)

Net Income (Loss)	$21,737,799	$(61,975)

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$1,488.28	$(4.24)

Distributions Per Unit	$475	$—

Comprehensive Income:
Net income (loss)	$21,737,799	$(61,975)
Interest rate swap fair value change and reclassification, net	681,233	369,438
Comprehensive Income	$22,419,032	$307,463

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012

Cash Flows from Operating Activities
Net income (loss)	$21,737,799	$(61,975)
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	2,147,942	2,157,451
Change in fair value of commodity derivative instruments	(954,333)	(2,424,506)
Lower of cost or market adjustments to inventory	—	1,002,706
Change in operating assets and liabilities:
Restricted cash	49,612	3,494,429
Trade accounts receivables	(2,219,499)	6,161,358
Miscellaneous receivable	(23,933)	70,208
Inventories	(481,480)	(7,206,735)
Prepaid and other current assets	(223,606)	(251,862)
Deposits	80,000	—
Commodity Derivative instruments	182,990	(848,160)
Accounts payable	(1,105,583)	991,785
Accounts payable-corn	17,253,811	8,619,157
Accrued expenses	(483,531)	(138,882)
Net cash provided by operating activities	35,960,189	11,564,974

Cash Flows from Investing Activities
Capital expenditures	(1,515,019)	(37,962)
Payments for construction in process	(193,683)	(225,770)
Net cash used for investing activities	(1,708,702)	(263,732)

Cash Flows from Financing Activities
Distributions paid	(6,937,851)	—
Payments on long-term debt	(27,943,975)	(882,216)
Net cash used for financing activities	(34,881,826)	(882,216)

Net Increase (Decrease) in Cash	(630,339)	10,419,026

Cash – Beginning of Period	24,216,700	682,943

Cash – End of Period	$23,586,361	$11,101,969

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012

Supplemental Cash Flow Information
Interest paid	$1,255,531	$672,200

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures included in accounts payable	$327,832	$14,931

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2013, contained in the Company's annual report on Form 10-K.

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

Inventories

Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or market. Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margins.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,148,000 for the three month period ended December 31, 2013. Depreciation for the same period in 2012 was approximately $2,130,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

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

2. CONCENTRATIONS

Two major customers accounted for approximately 98% and 97% of the outstanding accounts receivable balance at December 31, 2013 and September 30, 2013, respectively. These same two customers accounted for approximately 97% of revenue for both the three month periods ended December 31, 2013 and 2012.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

3.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2013 (Unaudited)	September 30, 2013
Raw materials	$4,993,366	$2,454,803
Work in progress	1,687,074	2,382,833
Finished goods	2,278,849	3,756,410
Spare parts	1,846,633	1,730,396
Total	$10,805,922	$10,324,442

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2013, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through September 2015 for a total commitment of approximately $7,301,000. Approximately $1,305,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2013 or September 30, 2013. At December 31, 2013, the Company had approximately 4,640,000 gallons of forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 167,000 tons at various fixed prices for various delivery periods through September 2014.

4. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol and natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices. This is also done to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn and natural gas derivative instruments are included as a component of cost of goods sold.

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through December 2015 and January 2014, respectively, as of December 31, 2013.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

The following table indicates the bushels of corn under derivative contracts as of:

	December 31, 2013	September 30, 2013
Short	2,875,000	2,115,000
Long	8,210,000	6,105,000

The following table indicates the gallons of ethanol under derivative contracts as of:

	December 31, 2013	September 30, 2013
Short	42,000	2,310,000
Long	3,150,000	6,636,000

Interest Rate Contract

The Company previously managed part of its floating rate debt using an interest rate swap associated with the "Fixed Rate Note" as defined in our loan agreement. Please see Note 6 below. The Company entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At December 31, 2013, the Company had no amount outstanding in the swap agreement that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements and are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The effective portion of the fair value gains or losses on this swap was included as a component of accumulated other comprehensive loss.

The interest rate swaps held by the Company during the first quarter of fiscal 2014 qualified as a cash flow hedge. For this qualifying hedge, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative's gains and losses to offset related results from the hedged item on the income statement. On October 8, 2013, the Company terminated the swap agreement for the amount of $662,597, which represented the fair value of the interest rate hedge at the time of termination.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2013:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$765,378	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$182,225

As of December 31, 2013 the Company had approximately $1,810,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2013:

Instrument	Balance Sheet Location	Assets	Liabilities

Interest rate swap	Derivative Instruments - Current	$—	$681,233
Ethanol derivative contracts	Commodity Derivative Instruments - Current	9,241	—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	197,431

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

As of September 30, 2013 the Company had approximately $1,859,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers. Subsequent to the fiscal year ended September 30, 2013, the Company had a margin call and paid $498,000 to the brokers in order to maintain their minimum maintenance requirements.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2013:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$18,636	Interest expense	$662,597	Interest expense	$—

The amount of gain reclassified from accumulated other comprehensive income into income on derivatives included a reclassification of $662,597 into earnings as interest expense resulting from the termination of the swap.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2012:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$(5,845)	Interest expense	$375,283	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,704,802)
Ethanol Derivative Contracts	Revenues	2,660,651
Natural Gas Derivative Contracts	Cost of Goods Sold	(1,516)
Totals		$954,333

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	(182,225)	(182,225)	(182,225)	—	—
Ethanol Derivative Contracts	765,378	765,378	765,378	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(681,233)	$(681,233)	$—	$(681,233)	$—
Corn Derivative Contracts	$(197,431)	(197,431)	(197,431)	—	—
Ethanol Derivative Contracts	$9,241	9,241	9,241	—	—

We determined the fair value of the interest rate swap shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

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

On June 10, 2013, the Company closed on a new loan agreement which replaces an earlier agreement. The agreement establishes two new notes, the Declining Revolving Note (Declining Note) and the Revolving Credit Note in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On October 8, 2013, we executed a First Amendment of the First Amended and Restated Construction Loan Agreement (the "First Amendment") with our lender. The First Amendment amends the date upon which the Declining Revolving Credit Note begins to revolve, from April 8, 2014 to October 8, 2013.

Declining Note

The Declining Note had an initial principal balance of $28,889,410 and incorporated an interest rate swap from the earlier loan agreement which was set to expire on April 8, 2014. The interest rate swap fixed the interest rate at 8.11% per year until expiration. On October 8, 2013, the interest rate swap was terminated. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. The interest rate on the Declining Note is now based on the 3-month LIBOR plus three hundred basis points. The interest rate at December 31, 2013 was 3.24%. There were no borrowings outstanding on the Declining Note at December 31, 2013. The fair value of the interest rate swap at December 31, 2013 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 4).

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

Revolving Credit Note The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at December 31, 2013 was 3.17%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2013 or September 30, 2013.

These loans are subject to protective covenants, which restrict distributions and require the Company to maintain various financial ratios. The covenants include a fixed charge coverage ratio of no less than 1.15:1.0 a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $4,000,000 of expenditures per year without prior approval.

In January 2014, the Company began negotiating with its primary lender to amend its loan agreement to replace the Declining Revolving Note with an alternate loan facility with a lower balance available to the Company for borrowings. In exchange, the Company expects that the lender will agree to reduce or even eliminate some of the restrictive covenants with which the Company must currently comply as described above. The Company expects that the Revolving Credit Note would be renewed for a one-year period under substantially the same terms as currently provided. The Company anticipates that negotiations will be completed in the second quarter of fiscal 2014. However, definitive agreements have not yet been finalized and there is no assurance that such documents if executed will contain the terms described herein.

7. LEASES

At December 31, 2013, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
January 1, 2014 to December 31, 2014	$1,076,426
January 1, 2015 to December 31, 2015	1,172,964
January 1, 2016 to December 31, 2016	1,172,964
January 1, 2017 to December 31, 2017	1,172,964
January 1, 2018 to December 31, 2018	975,829
Total minimum lease commitments	$5,571,147

8. COMMITMENTS AND CONTINGENCIES

Contingencies

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. The Company is not currently able to predict the outcome of this litigation with any degree of certainty. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation, if awarded, would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2013

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 78% of total revenues and corn costs average 82% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company currently operating a 100 million gallon per year nameplate capacity ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We are currently operating at above our 100 million gallons per year nameplate capacity and expect to continue to operate above our nameplate capacity into the near future.

Our revenues are primarily derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, LLC markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

On October 8, 2013, we terminated our interest rate swap agreement and amended our First Amended and Restated Construction Loan Agreement dated June 10, 2013 with First National Bank of Omaha ("FNBO") (the "Agreement") to change the date upon which the Declining Revolving Credit Loan began to revolve from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Revolving Note (the "Declining Note"). On October 17, 2013 an additional $16,985,332 was paid towards the Declining Note to pay the balance in full.

On November 14, 2013, the board of directors declared a cash distribution of $475 per unit for members of record as of that date. The distribution was paid in December 2013 and totaled $6,937,851.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the 2014 standard to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposal would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2013 and 2012:

	2013		2012
Statement of Operations Data	Amount	%	Amount	%
Revenue	$83,572,765	100.00	$85,083,385	100.00
Cost of Goods Sold	59,917,216	71.69	83,421,224	98.05
Gross Profit	23,655,549	28.31	1,662,161	1.95
Operating Expenses	1,220,865	1.46	1,069,923	1.26
Operating Income	22,434,684	26.84	592,238	0.70
Other Expense, net	(696,885)	(0.83)	(654,213)	(0.77)
Net Income (Loss)	$21,737,799	26.01	$(61,975)	(4.33)

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$64,904,384	77.66%	$63,313,394	74.41%
Distillers Grains Sales	16,160,430	19.34	19,370,191	22.77
Corn Oil Sales	2,416,491	2.89	2,289,715	2.69
Carbon Dioxide Sales	91,460	0.11	110,085	0.13
Total Revenues	$83,572,765	100.00%	$85,083,385	100.00%

Revenues

In the three month period ended December 31, 2013, we received approximately 78% of our revenue from the sale of fuel ethanol, approximately 19% of our revenue from the sale of distillers grains and approximately 3% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended December 31, 2012, we received approximately 74% of our revenue from the sale of fuel ethanol and approximately 23% of our revenue from the sale of distillers grains and approximately 3% of total sales from corn oil. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol increased for our three month period ended December 31, 2013 as compared to our three month period ended December 31, 2012. This increase in revenues is the result of an increase in ethanol sold of approximately 9.59% for the three month period ended December 31, 2013 as compared to the same period in 2012 resulting primarily from an increase in ethanol production rates due to improvements made to the plant. We are currently operating at approximately 13% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent.

Our average price per gallon of ethanol sold for the three month period ended December 31, 2013 was approximately 6.47% lower than our average price per gallon of ethanol sold for the same period in 2012. This decline in average market price is due primarily to significantly lower corn prices during the three month period ended December 31, 2013 as compared to the same period in 2012 as changes in ethanol prices are typically directionally consistent with changes in corn prices. However, although ethanol prices were lower during the three month period ended December 31, 2013 as compared to the same period in 2012, the decline in ethanol prices has been less than the corresponding decline in corn prices as a result of low national ethanol supply and increased ethanol exports during the the three month period ended December 31, 2013. This has created a favorable spread between the price of ethanol and the price of corn and resulted in an improvement in operating margins. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, ethanol prices may face downward pressure from an excess in ethanol supply if there is an increase in production due to idled plants resuming production in response to improved operating conditions in the industry. In addition, if the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease which will negatively impact ethanol prices unless additional demand can be created from foreign markets.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At December 31, 2013, we have 4,640,000 gallons of forward ethanol sales contracts. As of December 31, 2013, we have open short (selling) positions for 42,000 gallons of ethanol and 3,150,000 open long (buying) position for gallons of ethanol on the Chicago Board of Trade and the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through January 2014. For the three month periods ended December 31, 2013 and 2012, we recorded net gains on our ethanol derivative contracts of $2,660,651 and losses of $83,641, respectively. These gains and losses were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the three month period ended December 31, 2013 as compared to the same period in 2012. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended December 31, 2013 compared to the same period in 2012. The average price per ton of distillers grains sold for the three month period ended December 31, 2013 was approximately 21.65% lower than the average price per ton of distillers grains sold for the same period in 2012. This decline in the market price of distillers grains is due primarily to significantly lower corn prices during the three month period ended December 31, 2013 as compared to the same period in 2012 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal. However, although distillers grains prices were lower during the three month period ended December 31, 2013 as compared to the same period in 2012, distillers grain prices were significantly higher as a percentage of corn value than the 80% typically expected due to an increase in foreign exports. Management expects that distillers grains prices will generally continue to follow corn and may decline or revert closer to traditional levels as a percentage of corn value due to lower demand if end-users switch to lower priced alternatives or if there is a weakening in demand from foreign markets. China recently rejected shipments of corn which contained a non-approved GMO trait. Management believes that China will likely reject distiller grains which contain this trait as well. If China rejects shipments of distiller grains, it may negatively impact distiller grains prices in the United States.

We experienced an increase of approximately 6.57% in distillers grains sold in the three month period ended December 31, 2013 as compared to the same period in 2012 due primarily to increased ethanol production rates. Management anticipates that the distillers grains sold by our plant will remain relatively consistent.

At December 31, 2013, we have forward distillers grains contracts of approximately 167,000 tons at various prices for various delivery periods through September 2014.

Corn Oil

Our revenues from corn oil sales increased approximately 5.54% in the three month period ended December 31, 2013 as compared to the same period in 2012 which was primarily a result of an increase in production rates of corn oil in the three month period ended December 31, 2013 as compared to the same period in 2012. The average price per pound of corn oil was approximately 13.89% lower for the quarter ended December 31, 2013 as compared to the same period in 2012.

Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will remain relatively steady.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 72% for the three months ended December 31, 2013 as compared to approximately 98% for the same period in 2012. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol prices relative to corn prices and lower costs for chemicals for the three months ended December 31, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three month period ended December 31, 2013, we used approximately 4.29% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2012. During the three month period ended December 31, 2013, our average price paid per bushel of corn decreased approximately 38.65% as compared to the same period in 2012 due to increased supply resulting from a plentiful 2013 harvest in our corn supply region. In addition, corn supplies have been sufficient locally and sourcing corn hasn't been a problem during our first fiscal quarter. Management expects that corn prices will remain lower through our second fiscal quarter. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At December 31, 2013, we have forward corn purchase contracts for various delivery periods through September 2015 for a total commitment of approximately $7,301,000. Approximately $1,305,000 of the forward corn purchases were with a related party. As of December 31, 2013 we also have open short (selling) positions for 2,875,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 8,210,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through December 2015. For the three month periods ended December 31, 2013 and 2012, we recorded net losses on our corn derivative contracts of $1,704,802 and gains of $2,508,147, respectively. These gains and losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our three month period ended December 31, 2013 as compared to the three month period ended December 31, 2012. This increase in cost of natural gas for the three month period ended December 31, 2013 as compared to the same period in 2012 was primarily the result of an increase of approximately 9.49% in the average price per MMBTU of our natural gas. We also used approximately 2.52% more natural gas for the three month period ended December 31, 2013 as compared to the same period in 2012 due to higher production rates.

Natural gas prices rose steadily during our first fiscal quarter. Management anticipates that natural gas prices will continue to remain at current levels or rise slightly higher during the remainder of the winter season, then slowly decline going into the summer months, unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas.

For the three month period ended December 31, 2013, we recorded net losses on our natural gas derivative contracts of $1,516. These net losses were recorded in our cost of goods sold in our statement of operations. There were no gains or losses for the three month period ended December 31, 2012.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended December 31, 2013 and 2012. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2014 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2013 was approximately 27% of our revenues compared to operating income of approximately 1% of revenues for the same period in 2012. The increase in operating income for the three month period ended December 31, 2013 was primarily the result of the higher prices we received for our ethanol relative to the cost of corn, as well as increased sales volumes.

Other Expense

Our other expense was approximately 0.8% of our revenues for the three months ended December 31, 2013 and 2012. Our other expense for the three months ended December 31, 2013 and 2012 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2013

The following table highlights the changes in our financial condition:

	December 31, 2013 (Unaudited)	September 30, 2013
Current Assets	$60,938,727	$57,914,023
Current Liabilities	$24,656,189	$13,149,364
Long-term Liabilities	$—	$24,154,710
Member's Equity	$146,957,183	$131,476,002

We experienced an increase in our total current assets at December 31, 2013 compared to September 30, 2013. We experienced an increase in trade accounts receivable of approximately $2,219,000 at December 31, 2013 as compared to September 30, 2013 primarily due to timing of ethanol shipments and we also had an increase of approximately $481,000 in the value of our inventory at December 31, 2013 compared to September 30, 2013 due to having more corn and ethanol on hand at December 31, 2013. We also experienced an increase in commodity derivative instruments of approximately $756,000 at December 31, 2013 as compared to September 30, 2013 due to increased ethanol derivative gains during the quarter ended December 31, 2013 compared to September 30, 2013.

We experienced an increase in our total current liabilities at December 31, 2013 compared to September 30, 2013. The increase is primarily due to an increase in our accounts payable for corn of $17,254,000 at December 31, 2013 as compared to September 30, 2013 due to our vendors deferring payment until the 2014 calendar year. This increase in our accounts payable for corn was partially offset by a decrease in our current maturities of long-term debt of approximately $3,789,000 at December 31, 2013 as compared to September 30, 2013 due to paying off our debt in October 2013.

We experienced a decrease in our long-term liabilities as of December 31, 2013 compared to September 30, 2013. At December 31, 2013 we had no outstanding borrowings in the form of long-term loans, compared to approximately $24,155,000 at September 30, 2013. The decrease is due to our paying the balance of our Declining Note and terminating our interest rate swap in October 2013.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2014 fiscal year. Operating margins were positive during our first fiscal quarter which has allowed us reduce our reliance on our revolving lines of credit. We were able to terminate our interest rate swap agreement and pay off our debt in full. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving line of credit for operations.

The following table shows cash flows for the three months ended December 31:

	2013	2012
Net cash provided by operating activities	$35,960,189	$11,564,974
Net cash used for investing activities	$(1,708,702)	$(263,732)
Net cash used for financing activities	$(34,881,826)	$(882,216)
Net increase (decrease) in cash	$(630,339)	$10,419,026
Cash, beginning of period	$24,216,700	$682,943
Cash, end of period	$23,586,361	$11,101,969

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the three month period ended December 31, 2013 as compared to the same period in 2012. Approximately $35,960,000 of cash was provided by operating activities for the three months ended December 31, 2013 as compared to approximately $11,565,000 provided by operating activities for the three months ended December 31, 2012. This was primarily due to changes in net income for the three months ended December 31, 2013 compared with the same period in 2012, which was a result of increased margins during the period.

Cash Flow used for Investing Activities

Cash used in investing activities was approximately $1,709,000 for the three months ended December 31, 2013 as compared to approximately $264,000 for the same period in 2012. Cash used in investing activities increased due to an increase in capital expenditures for the three months ended December 31, 2013 as compared to the same period in 2012. The increase in capital expenditures is due to the construction of a new approximately 730,000 bushel grain bin, which was placed in service during the first quarter of fiscal year 2014.

Cash Flow used for Financing Activities

Cash used in financing activities was approximately $34,882,000 for the three months ended December 31, 2013 as compared to approximately $882,000 for the same period in 2012. This increase was the result of payments on long term debt of approximately $27,944,000 for the three months ended December 31, 2013 as compared to approximately $882,000 for the three months ended December 31, 2012. We also made distributions of approximately $6,938,000 for the three months ended December 31, 2013 as compared to no distributions for the three months ended December 31, 2012.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2013 we expect operations to generate adequate cash flows to maintain operations.

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
Declining Note

The Declining Note had an initial principal balance of $28,889,410 which replaced the fixed rate note that had been established by the earlier loan agreement. The Declining Note incorporated the interest rate swap which fixed the interest rate at 8.11% percent per year until expiration. The Agreement allows us to prepay the Declining Note and borrow back amounts against it based on a schedule that declines over the term of the Declining Note. On October 8, 2013, the interest rate swap was terminated and the Agreement was amended to change the date upon which the Declining Revolving Credit Loan began to revolve from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $1,008,169. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. The interest rate on the Declining Note is now based on the 3-month LIBOR plus three hundred basis points. The interest rate at December 31, 2013 was 3.24%. The fair value of the interest rate swap at December 31, 2013 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 4). There were no borrowings outstanding on the Declining Note at December 31, 2013.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at December 31, 2013 was 3.17%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2013 or September 30, 2013.

In January 2014, we began negotiating with FNBO to amend our loan agreement to replace the Declining Revolving Note with an alternate loan facility with a lower balance available for borrowings. In exchange, we expect that FNBO will agree to reduce or even eliminate some of the financial covenants with which we must currently comply as described below. We expect that the Revolving Credit Note would be renewed for a one-year period under substantially the same terms as currently provided. We anticipate that these negotiations will be completed in the second quarter of fiscal 2014. However, definitive agreements have not yet been finalized and there is no assurance that such documents if executed will contain the terms described herein.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants. Our fixed charge coverage ratio is no less than 1.15:1.00 and is calculated by comparing our “adjusted” EBITDA, meaning EBITDA less taxes, capital expenditures and allowable distributions, to our scheduled payments of the principal and interest on our obligations to our lender, other than principal repaid on our revolving loan and long term revolving note. It is currently measured on a rolling twelve month basis. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2013. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2014. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans. Our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

In September 2013, we began construction on a steel grain bin with an approximate capacity of 730,000 bushels of corn. The new grain bin was placed in service during the first quarter of fiscal year 2014. The cost of constructing the steel grain bin and necessary conveying equipment was approximately $2 million.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three month period ended December 31, 2013.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 300 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at December 31, 2013.

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

As of December 31, 2013, we have open short (selling) positions for 2,875,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 42,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of December 31, 2013, we have open long (buying) positions for 8,210,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 3,150,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. We have no open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through December 2015 and ethanol derivatives are forecasted to settle through January 2014. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. For the three months ended December 31, 2013, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $1,704,802 and a gain due to the change in fair value of our outstanding ethanol derivative positions of $2,660,651.

At December 31, 2013, we have committed to purchase approximately 1,513,000 bushels of corn through September 2015 at an average bushel price of $4.33 and the spot price at December 31, 2013 was $4.22 per bushel.   As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of December 31, 2013, we had price protection in place for approximately 4% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains price as of December 31, 2013 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2013. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2013	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,433,000
Ethanol	109,360,000	Gallons	10%	$22,583,000
Corn	38,487,000	Bushels	10%	$16,242,000
DDGs	151,000	Tons	10%	$2,794,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2013 and September 30, 2013, (ii) Condensed Statements of Operations and Comprehensive Income for the three months ended December 31, 2013 and 2012, (iii) Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 5, 2014	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2014	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)