Form 10-Q
period 2014-03-31
Cardinal Ethanol LLC
filed 2014-05-06
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	March 31, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash	$11,749,317	$24,216,700
Restricted cash	6,665,104	1,859,132
Trade accounts receivable	17,585,049	20,857,587
Miscellaneous receivables	47,396	99,008
Inventories	16,666,133	10,324,442
Prepaid and other current assets	770,635	547,913
Commodity derivative instruments	1,436,350	9,241
Total current assets	54,919,984	57,914,023

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	125,823,014	122,831,387
Building	7,007,100	7,007,100
Office equipment	546,050	546,050
Vehicles	31,928	31,928
Construction in process	656,884	422,624
	155,189,573	151,963,686
Less accumulated depreciation	(45,972,463)	(41,652,470)
Net property, plant, and equipment	109,217,110	110,311,216

Other Assets
Deposits	—	80,000
Investment	718,553	474,837
Total other assets	718,553	554,837

Total Assets	$164,855,647	$168,780,076

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2014	September 30, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$4,282,632	$3,634,513
Accounts payable-corn	5,469,847	3,003,673
Accrued expenses	1,683,785	1,843,249
Commodity derivative instruments	4,967,624	197,431
Derivative instruments - interest rate swap	—	681,233
Current maturities of long-term debt	—	3,789,265
Total current liabilities	16,403,888	13,149,364

Long-Term Debt	—	24,154,710

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(681,233)
Retained earnings	77,539,546	61,245,022
Total members' equity	148,451,759	131,476,002

Total Liabilities and Members’ Equity	$164,855,647	$168,780,076

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.
CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenues	$73,065,869	$89,769,233	$156,638,634	$174,852,618

Cost of Goods Sold	54,829,756	81,670,819	114,746,972	165,092,043

Gross Profit	18,236,113	8,098,414	41,891,662	9,760,575

Operating Expenses	1,085,336	1,200,458	2,306,201	2,270,381

Operating Income	17,150,777	6,897,956	39,585,461	7,490,194

Other Income (Expense)
Interest income	—	690	9,188	1,555
Interest expense	—	(618,786)	(726,737)	(1,281,405)
Miscellaneous income	1,432	(10,618)	22,096	(3,076)
Total	1,432	(628,714)	(695,453)	(1,282,926)

Net Income	$17,152,209	$6,269,242	$38,890,008	$6,207,268

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$1,174.33	$429.22	$2,662.61	$424.98

Distributions Per Unit	$1,072	$—	$1,547	$—

Comprehensive Income:
Net income	$17,152,209	$6,269,242	$38,890,008	$6,207,268
Interest rate swap fair value change and reclassification, net	—	357,287	681,233	726,725
Comprehensive Income	$17,152,209	$6,626,529	$39,571,241	$6,933,993

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013

Cash Flows from Operating Activities
Net income	$38,890,008	$6,207,268
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	4,319,993	4,316,209
Change in fair value of commodity derivative instruments	279,510	(3,430,211)
Loss on sale of equipment	—	12,259
Non-cash dividend income	(243,716)	—
Change in operating assets and liabilities:
Restricted cash	(4,805,972)	1,077,258
Trade accounts receivables	3,272,538	(1,455,547)
Miscellaneous receivable	51,612	(200,542)
Inventories	(6,341,691)	(9,159,570)
Prepaid and other current assets	(222,722)	(442,982)
Deposits	80,000	—
Commodity derivative instruments	3,063,574	2,435,375
Accounts payable	435,254	494,110
Accounts payable-corn	2,466,174	(2,476,168)
Accrued expenses	(351,302)	67,436
Net cash provided by (used in) operating activities	40,893,260	(2,555,105)

Cash Flows from Investing Activities
Capital expenditures	(2,650,741)	(264,114)
Payments for construction in process	(170,443)	(338,650)
Proceeds from sale of equipment	—	259,780
Net cash used for investing activities	(2,821,184)	(342,984)

Cash Flows from Financing Activities
Checks written in excess of bank balances	—	2,796,773
Distributions paid	(22,595,484)	—
Proceeds from line of credit, net	—	2,750,000
Payments on long-term debt	(27,943,975)	(1,775,891)
Net cash provided by (used for) financing activities	(50,539,459)	3,770,882

Net Increase (Decrease) in Cash	(12,467,383)	872,793

Cash – Beginning of Period	24,216,700	682,943

Cash – End of Period	$11,749,317	$1,555,736

Supplemental Cash Flow Information
Interest paid	$1,255,531	$1,321,092

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures included in accounts payable	$212,865	$3,991
Construction in process included in accrued expenses	$191,838	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2014

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

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,172,000 and $4,320,000 for the three and six month periods ended March 31, 2014. Depreciation for the same periods in 2013 was approximately $2,132,000 and $4,263,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2014

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

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities received. Patronage dividends are recognized when received and included within revenue in the condensed statements of operations and comprehensive income.

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

2. CONCENTRATIONS

Two major customers accounted for approximately 98% and 97% of the outstanding accounts receivable balance at March 31, 2014 and September 30, 2013, respectively. These same two customers accounted for approximately 96% of revenue for both the three and six month periods ended March 31, 2014. Revenue percentages for the same customer for both the three and six month periods ended March 31, 2013 were 97%.

3.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2014 (Unaudited)	September 30, 2013
Raw materials	$6,301,492	$2,454,803
Work in progress	1,677,547	2,382,833
Finished goods	6,733,574	3,756,410
Spare parts	1,953,520	1,730,396
Total	$16,666,133	$10,324,442

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2014, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through January 2016 for a total commitment of approximately $23,641,000. Approximately $2,773,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2014 or September 30, 2013. At March 31, 2014, the Company had approximately 2,800,000 gallons of forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 119,000 tons at various fixed prices for various delivery periods through December 2014.

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

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle for various delivery periods through March 2016, June 2014 and July 2014, respectively, as of March 31, 2014.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2014

The following table indicates the bushels of corn under derivative contracts as of:

	March 31, 2014	September 30, 2013
Short	3,065,000	2,115,000
Long	3,800,000	6,105,000

The following table indicates the gallons of ethanol under derivative contracts as of:

	March 31, 2014	September 30, 2013
Short	18,060,000	2,310,000
Long	24,780,000	6,636,000

The following table indicates the MMBTUs of natural gas under derivative contracts as of:

	March 31, 2014	September 30, 2013
Long	160,000	—

Interest Rate Contract

The Company previously managed part of its floating rate debt using an interest rate swap associated with the "Fixed Rate Note" as defined in our loan agreement. Please see Note 6 below. The Company had entered into a fixed rate swap to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company's risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

On October 8, 2013, the Company terminated the interest rate swap and therefore at March 31, 2014, the Company had no amount outstanding in the swap agreement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2014:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$4,955,244
Corn derivative contracts	Commodity Derivative Instruments - Current	1,436,350	—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	—	12,380

As of March 31, 2014 the Company had approximately $6,665,000 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by two brokers. The Company currently utilizes two brokerage accounts, and subsequent to the fiscal quarter ended March 31, 2014, the Company had a net margin call of $107,000 in order to maintain their minimum maintenance requirements.

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
March 31, 2014

As of September 30, 2013 the Company had approximately $1,859,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers. Subsequent to the fiscal year ended September 30, 2013, the Company had a margin call in order to maintain their minimum maintenance requirements.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended March 31, 2013. There was no effect for the three month period ended March 31, 2014 as the Company terminated the swap agreement.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,214,731
Ethanol Derivative Contracts	Revenues	(4,435,605)
Natural Gas Derivative Contracts	Cost of Goods Sold	(12,969)
Totals		$(1,233,843)

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the six months ended March 31, 2014:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2014

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,509,930
Ethanol Derivative Contracts	Revenues	(1,774,955)
Natural Gas Derivative Contracts	Cost of Goods Sold	(14,485)
Totals		$(279,510)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,196,308
Ethanol Derivative Contracts	Revenues	222,733
Natural Gas Derivative Contracts	Cost of Goods Sold	11,170
Totals		$3,430,211

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$1,436,350	$1,436,350	$1,436,350	$—	$—
Ethanol Derivative Contracts	$(4,955,244)	(4,955,244)	(4,955,244)	—	—
Natural Gas Derivative Contracts	$(12,380)	(12,380)	(12,380)	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2014

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

On February 27, 2014, the Company executed a Second Amendment of the First Amended and Restated Construction Loan Agreement (the "Second Amendment") with our lender. The Second Amendment reduces the maximum availability of the Declining Note from approximately $26,000,000 to $5,000,000. In addition, the Company will now be required to make monthly interest payments on the Declining Note rather than the quarterly principal and interest payments previously required. The Second Amendment also deleted the requirements that the Company make excess cash flow payments and maintain a certain fixed charge coverage ratio, increased the maximum annual capital expenditures limit from $4,000,000 to $5,000,000 and removed all restrictions on redemptions of membership units and distributions to members. Finally, the Second Amendment extended the termination date of the Revolving Credit Note from June 11, 2014 to February 28, 2015.

Declining Note

The Declining Note had an initial principal balance of $28,889,410 and incorporated an interest rate swap from the earlier loan agreement which was set to expire on April 8, 2014. The interest rate swap fixed the interest rate at 8.11% per year until expiration. On October 8, 2013, the interest rate swap was terminated. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. The interest rate on the Declining Note is now based on the 3-month LIBOR plus three hundred basis points. The interest rate at March 31, 2014 was 3.24%. There were no borrowings outstanding on the Declining Note at March 31, 2014. The fair value of the interest rate swap at March 31, 2014 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 4).

Revolving Credit Note The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2014

rate at March 31, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2014 or September 30, 2013.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

7. LEASES

At March 31, 2014, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2014 to March 31, 2015	$1,075,764
April 1, 2015 to March 31, 2016	1,172,964
April 1, 2016 to March 31, 2017	1,172,964
April 1, 2017 to March 31, 2018	1,172,964
April 1, 2018 to March 31, 2019	682,588
Total minimum lease commitments	$5,277,244

8. COMMITMENTS AND CONTINGENCIES

Contingencies

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. The Company is not currently able to predict the outcome of this litigation with any degree of certainty. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits. The Company estimates that damages sought in this litigation, if awarded, would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 75% of total revenues and corn costs average 82% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

On February 11, 2014, the Cardinal Ethanol, LLC board of directors declared a cash distribution of $1,072 per membership unit to the holders of our units of record at the close of business on February 11, 2014 for a total distribution of $15,657,632. This distribution was paid in late February 2014.

On February 27, 2014, we and our primary lender, First National Bank of Omaha, entered into a Second Amendment of First Amended and Restated Construction Loan Agreement (the "Amendment") that amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013. In connection with the Amendment, we also executed a First Amended and Restated Declining Revolving Credit Note dated February 27, 2014 that replaces the Declining Revolving Credit Note dated June 10, 2013. The Amendment reduces the maximum availability of the Declining Revolving Credit Loan from approximately $26,000,000 to $5,000,000. In addition, we will now be required to make monthly interest payments on the Declining Revolving Credit Loan rather than the quarterly principal and interest payments previously required. The Amendment also deleted the requirements that we make excess cash flow payments and maintain a certain Fixed Charge Coverage ratio, increased the maximum annual capital expenditures from $4,000,000 to $5,000,000 and removed the restrictions on redemptions of units and distributions to members. Finally, the Amendment extended the termination date of the Revolving Credit Loan from June 11, 2014 to February 28, 2015.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the 2014 standard to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposal would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current domestic ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

High demand upon the rail industry and an unusually harsh winter has resulted in delays and rail logistical problems. Rail delays have caused some ethanol plants to slow or suspend production. Due to our location, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persists, we may face increased delays in shipment of our products which could have a negative affect on our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
Revenue	$73,065,869	100.00	$89,769,233	100.00
Cost of Goods Sold	54,829,756	75.04	81,670,819	90.98
Gross Profit	18,236,113	24.96	8,098,414	9.02
Operating Expenses	1,085,336	1.49	1,200,458	1.34
Operating Income	17,150,777	23.47	6,897,956	7.68
Other Income (Expense), net	1,432	—	(628,714)	(0.70)
Net Income	$17,152,209	23.47	$6,269,242	6.98

Our revenues from operations comes from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended March 31, 2014 and 2013:

	2014		2013
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$55,126,984	75.45%	$66,922,135	74.55%
Distillers Grains Sales	14,807,907	20.27	20,361,246	22.68
Corn Oil Sales	2,680,276	3.67	2,392,807	2.67
Other Revenue	450,702	0.61	93,045	0.10
Total Revenues	$73,065,869	100.00%	$89,769,233	100.00%

Revenues

In the three month period ended March 31, 2014, we received approximately 76% of our revenue from the sale of fuel ethanol, approximately 20% of our revenue from the sale of distillers grains and approximately 4% of our revenue from sale of corn oil. Sales of carbon dioxide represented less than 1% of our total sales. Comparatively, for the three month period ended March 31, 2013, we received approximately 74% of our revenue from the sale of fuel ethanol and approximately 23% of our revenue from the sale of distillers grains and approximately 3% of total sales from corn oil. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol decreased for our three month period ended March 31, 2014 as compared to our three month period ended March 31, 2013. This decrease in revenues is the result of a decrease in ethanol gallons sold and a decrease in the average price per gallon of ethanol sold for the three month period ended March 31, 2014 as compared to the same period in 2013.

We experienced a decrease in ethanol gallons sold of approximately 4.81% for the three month period ended March 31, 2014 as compared to the same period in 2013 resulting primarily from timing of ethanol shipments. However, our ethanol production rates were higher for the three month period ended March 31, 2014 as compared to the same period in 2013 and we are currently operating at approximately 13% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent.

Our average price per gallon of ethanol sold for the three month period ended March 31, 2014 was approximately 13.58% lower than our average price per gallon of ethanol sold for the same period in 2013. This decline in average market price is due primarily to significantly lower corn prices during the three month period ended March 31, 2014 as compared to the same period in 2013 as changes in ethanol prices are typically directionally consistent with changes in corn prices. However, although ethanol prices were lower during the three month period ended March 31, 2014 as compared to the same period in 2013, the decline in ethanol prices has been less than the corresponding decline in corn prices as a result of low national ethanol supply due to ethanol plants being forced to curtail production in response to inadequate rail logistics, increased ethanol exports and higher than expected gasoline demand during the the three month period ended March 31, 2014. These factors have created a favorable spread between the price of ethanol and the price of corn and resulted in an improvement in operating margins, particularly during the month of March. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, rail delays may make it more difficult for the industry to replenish low stocks which could support higher ethanol prices if rail logistical problems persist. In contrast, if the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease which will negatively impact ethanol prices unless additional demand can be created from foreign markets.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At March 31, 2014, we have 2,800,000 gallons of forward ethanol sales contracts. As of March 31, 2014, we have open short (selling) positions for 18,060,000 gallons of ethanol and 24,780,000 open long (buying) position for gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through June 2014. For the three month periods ended March 31, 2014 and 2013, we recorded net losses on our ethanol derivative contracts of $4,435,605 and gains of $306,374, respectively. These gains and losses were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the three month period ended March 31, 2014 as compared to the same period in 2013. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended March 31, 2014 compared to the same period in 2013. The average price per ton of distillers grains sold for the three month period ended March 31, 2014 was approximately 26.85% lower than the average price per ton of distillers grains sold for the same period in 2013. This decline in the market price of distillers grains is due primarily to significantly lower corn prices during the three month period ended March 31, 2014 as compared to the same period in 2013 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal. However, although distillers grains prices were lower during the three month period ended March 31, 2014 as compared to the same period in 2013, distillers grain prices were significantly higher as a percentage of corn value than the 80% typically expected due to an increase in foreign exports. Management expects that distillers grains prices will generally continue to follow corn and will likely decline or revert closer to traditional levels as a percentage of corn value due to lower demand if end-users switch to lower priced alternatives or if there is a weakening in demand from foreign markets. China recently rejected shipments of distillers grains which contained a non-approved GMO trait. If China continues to reject shipments of distiller grains, it may negatively impact distiller grains prices in the United States. However, if ethanol plants are forced to curtail ethanol production due to persisting rail logistical issues this could result in a decrease in the supply of distillers grains which could positively impact distillers grains prices.

We experienced a decrease of approximately 1.01% in distillers grains tons sold in the three month period ended March 31, 2014 as compared to the same period in 2013 due primarily to increased corn oil production rates. Management anticipates that the distillers grains sold by our plant will remain relatively consistent.

At March 31, 2014, we have forward distillers grains contracts of approximately 119,000 tons at various prices for various delivery periods through December 2014.

Corn Oil

Our revenues from corn oil sales increased approximately 12.01% in the three month period ended March 31, 2014 as compared to the same period in 2013 which was primarily a result of an increase in production rates of corn oil in the three month period ended March 31, 2014 as compared to the same period in 2013. The average price per pound of corn oil was approximately 16.22% lower for the quarter ended March 31, 2014 as compared to the same period in 2013.

Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will remain relatively steady.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 75% for the three months ended March 31, 2014 as compared to approximately 91% for the same period in 2013. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol prices relative to corn prices for the three months ended March 31, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three month period ended March 31, 2014, we used approximately 10.45% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013. More bushels were used in production because ethanol production rates were higher during the three months ended March 31, 2014 compared to the same period in 2013. We also built up our ethanol inventory levels at the end of March 31, 2014 compared to the same period in 2013. Although corn prices trended upwards somewhat throughout the three month period ended March 31, 2014, our average price paid per bushel of corn decreased approximately 48.45% as compared to the same period in 2013 due to increased supply resulting from a plentiful 2013 harvest in our corn supply region. In addition, corn supplies have been sufficient locally and we had no difficulty in sourcing corn during our second fiscal quarter. Management expects that corn prices will remain lower through our third fiscal quarter. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. In addition, if producers plant fewer acres in response to lower corn prices, volatility in the price of corn could increase. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At March 31, 2014, we have forward corn purchase contracts for various delivery periods through January 2016 for a total commitment of approximately $23,641,000. Approximately $2,773,000 of the forward corn purchases were with a related party. As of March 31, 2014, we also have open short (selling) positions for 3,065,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 3,800,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2016. For the three month periods ended March 31, 2014 and 2013, we recorded net gains on our corn derivative contracts of $3,214,731 and $688,161, respectively. These gains were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013. This increase in cost of natural gas for the three month period ended March 31, 2014 as compared to the same period in 2013 was primarily the result of an increase of approximately 176.41% in the average price per MMBTU of our natural gas due to exceptionally cold weather experienced throughout the United States. We also used approximately 6.91% more natural gas for the three month period ended March 31, 2014 as compared to the same period in 2013 due to higher production rates.

Natural gas prices rose dramatically during our second fiscal quarter and started to decline near the end of the quarter. Management anticipates that natural gas prices will slowly decline going into the spring and summer months, unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas.

As of March 31, 2014, we have open long (buying) positions for 160,000 MMBTUs of natural gas on the New York Mercantile Exchange to hedge our natural gas purchases. Our natural gas derivatives are forecasted to settle through July 2014. We recorded net losses on our natural gas derivative contracts of $12,969 and gains of $11,170 for the three month periods ended March 31, 2014 and 2013, respectively. These net losses and gains were recorded in our cost of goods sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended March 31, 2014 and 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2014 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2014 was approximately 23% of our revenues compared to operating income of approximately 8% of revenues for the same period in 2013. The increase in operating income for the three month period ended March 31, 2014 was primarily the result of the higher prices we received for our ethanol relative to the cost of corn.

Other Expense

We had no other expense for the three months ended March 31, 2014 compared to other expense of approximately 0.7% of revenues for the same period in 2013. This decrease in other expense for the three months ended March 31, 2013, was primarily due to debt repayment which reduced our interest expense.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
Revenues	$156,638,634	100.00%	$174,852,618	100.00%
Cost of Goods Sold	114,746,972	73.26%	165,092,043	94.42%
Gross Profit	41,891,662	26.74%	9,760,575	5.58%
Operating Expenses	2,306,201	1.47%	2,270,381	1.30%
Operating Income	39,585,461	25.27%	7,490,194	4.28%
Other Expense, net	(695,453)	(0.44)%	(1,282,926)	(0.73)%
Net Income	$38,890,008	24.83%	$6,207,268	3.55%

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the six months ended March 31, 2014 and 2013:

	2014		2013
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$120,031,369	76.63%	$130,235,529	74.48%
Dried Distillers Grains Sales	30,968,336	19.77%	39,731,437	22.72%
Corn Oil Sales	5,096,767	3.25%	4,682,522	2.68%
Other Revenue	542,162	0.35%	203,130	0.12%
Total Revenues	$156,638,634	100.00%	$174,852,618	100.00%

Revenues

For the six month period ended March 31, 2014, ethanol sales comprised approximately 77% of our revenues, distillers grains sales comprised approximately 20% of our revenues and corn oil sales comprised approximately 3% of our revenues. Sales of carbon dioxide represented less than 1% of our total sales. For the six month period ended March 31, 2013, ethanol sales comprised approximately 74% of our revenue, distillers grains sales comprised approximately 23% of our revenue and corn oil sales comprised approximately 3% of our revenues. Sales of carbon dioxide represented less than 1% of our total sales.

Ethanol

Our revenues from ethanol decreased for our six month period ended March 31, 2014 as compared to the six month period ended March 31, 2013. This decrease in revenues is the result of a decrease in average ethanol prices per gallon for the six month period ended March 31, 2014 as compared to the same period in 2013. We had an increase in the amount of ethanol sold of approximately 2.35% for the six month period ended March 31, 2014 as compared to the same period in 2013.

Our average price per gallon of ethanol sold for the six month period ended March 31, 2014 was approximately 9.70% lower than our average price per gallon of ethanol sold for the same period in 2013.

For the six month period ended March 31, 2014, we recorded net losses on our ethanol derivative contracts of $1,774,955 as compared to gains of $222,733 for the same period in 2013. These losses and gains were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the six month period ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily the result of a decrease in the average price per ton of distillers grains in the six month period ended March 31, 2014 as compared to the same period in 2013. Our average price per ton of distillers grains sold for the six month period ended March 31, 2014, was approximately 23.92% lower than our average price per ton for the same period in 2013.

We experienced an increase in distillers grain shipments of approximately 2.70% for the six month period ended March 31, 2014 as compared to the same period in 2013.

Corn Oil

Our revenue from corn oil sales increased in the six month period ended March 31, 2014 as compared to the same period in 2013 which was primarily a result of an increase in quantity of corn oil sales in the six month period ended March 31, 2014 as compared to the same period in 2013. The average price per pound of corn oil was approximately 16.22% lower for the six months ended March 31, 2014 as compared to the same period in 2013. During the six month period ended March 31, 2014, we sold approximately 29.39% more corn oil as compared to the same period in 2013.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were approximately 73% for the six month period ended March 31, 2014 compared to 94% for the same period of 2013. This decrease in cost of goods sold as a percentage of revenues was primarily the result of a decrease in the price of corn relative to the price of ethanol for the six months ended March 31, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

During the six month period ended March 31, 2014, we used approximately 5.56% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013. During the six month period ended March 31, 2014, our average price per bushel of corn decreased approximately 43.55% as compared to the same period in 2013.

For the six month period ended March 31, 2014, we recorded net gains on our corn derivative contracts of $1,509,930. For the same period in 2013, we recorded net gains on our corn derivative contracts of $3,196,308. These net gains were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our six month period ended March 31, 2014, we purchased approximately 3.67% more MMBTU's of natural gas as compared to the same period in 2013. Management attributes this increase in natural gas to higher production rates. During the six month period ended March 31, 2014, the our average price per MMBTU of natural gas increased approximately 92.05% as compared to the same period in 2013.

For the six month period ended March 31, 2014, we recorded net losses of $14,485 on our natural gas derivative contracts. For the same period in 2013, we recorded net gains of $11,170 on our natural gas derivative contracts. These net gains and losses were recorded in our cost of good sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the six months ended March 31, 2014 and 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the six months ended March 31, 2014 was approximately 25% of our revenues compared to operating income of approximately 4% of our revenues for the six months ended March 31, 2013. The increase in income as a percentage of revenue was primarily a result of higher ethanol prices relative to the cost of corn for the period ended March 31, 2014 as compared to the same period in 2013.

Other Expense

Other expense was approximately 0.4% of our revenues for the six months ended March 31, 2014 and approximately 0.7% of our revenues for the same period in 2013. Other expense consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2014

The following table highlights the changes in our financial condition:

	March 31, 2014(Unaudited)	September 30, 2013
Current Assets	$54,919,984	$57,914,023
Current Liabilities	$16,403,888	$13,149,364
Long-term Liabilities	$—	$24,154,710
Member's Equity	$148,451,759	$131,476,002

We experienced a decrease in our total current assets at March 31, 2014 compared to September 30, 2013. The decrease is primarily due to a decrease in cash of approximately $12,467,000 at March 31, 2014 as compared to September 30, 2013 due to margin calls on our hedge accounts causing cash to be restricted. We also experienced a decrease in trade accounts receivable of approximately $3,273,000 due to timing of ethanol shipments. These decreases in current assets were partially offset by an increase of approximately $6,342,000 in the value of our inventory at March 31, 2014 compared to September 30, 2013 due to having more corn and ethanol on hand at March 31, 2014 and an increase in commodity derivative instruments of approximately $1,427,000 at March 31, 2014 as compared to September 30, 2013 due to increased corn derivative gains.

We experienced an increase in our total current liabilities at March 31, 2014 compared to September 30, 2013. The increase is primarily due to an increase in our commodity derivative instruments of approximately $4,770,000 at March 31, 2014 as compared to September 30, 2013 due to increased ethanol derivative losses during the six months ended March 31, 2014 and an increase of approximately $2,466,000 in our accounts payable related to corn due to producers delaying payment on corn they have already delivered. These increases were partially offset by a decrease in our current maturities of long-term debt of approximately $3,789,000 at March 31, 2014 as compared to September 30, 2013 due to paying off our debt in October 2013.

We experienced a decrease in our long-term liabilities as of March 31, 2014 compared to September 30, 2013. At March 31, 2014 we had no outstanding borrowings in the form of long-term loans, compared to approximately $24,155,000 at September 30, 2013. The decrease is due to our paying the balance of our Declining Note and terminating our interest rate swap in October 2013.

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

The following table shows cash flows for the six months ended March 31:

	2014	2013
Net cash provided by (used for) operating activities	$40,893,260	$(2,555,105)
Net cash used for investing activities	$(2,821,184)	$(342,984)
Net cash provided by (used for) financing activities	$(50,539,459)	$3,770,882
Net increase (decrease) in cash	$(12,467,383)	$872,793
Cash, beginning of period	$24,216,700	$682,943
Cash, end of period	$11,749,317	$1,555,736

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the six month period ended March 31, 2014 as compared to the same period in 2013. Approximately $40,893,000 of cash was provided by operating activities for the six months ended March 31, 2014 as compared to approximately $2,555,000 used by operating activities for the six months ended March 31, 2013.

This was primarily due to increased operating margins for the six months ended March 31, 2014 compared with the same period in 2013.

Cash Flow used for Investing Activities

Cash used for investing activities was approximately $2,821,000 for the six months ended March 31, 2014 as compared to approximately $343,000 for the same period in 2013. Cash used in investing activities increased due to an increase in capital expenditures for the six months ended March 31, 2014 as compared to the same period in 2013. The increase in capital expenditures is due to the construction of a new 730,000 bushel grain bin, which was placed in service during the first quarter of fiscal year 2014.

Cash Flow used for Financing Activities

Cash used for financing activities was approximately $50,539,000 for the six months ended March 31, 2014 as compared to approximately $3,771,000 provided by financing activities for the same period in 2013. This change was primarily the result of payments on long term debt of approximately $27,944,000 for the six months ended March 31, 2014 as compared to approximately $1,776,000 for the six months ended March 31, 2013 and distributions of approximately $22,595,000 for the six months ended March 31, 2014 as compared to no distributions for the six months ended March 31, 2013. We also borrowed $2,750,000, net, against our line of credit for the six months ended March 31, 2013.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2014 we expect operations to generate adequate cash flows to maintain operations.
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
On June 10, 2013, we closed on a new loan agreement with FNBO, the First Amended and Restated Construction Loan Agreement which replaces the earlier agreement and establishes two new notes, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note. In exchange, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On October 8, 2013, we executed a First Amendment of the First Amended and Restated Construction Loan Agreement (the "First Amendment") with FNBO which amends the date upon which the Declining Revolving Credit Loan begins to revolve from April 8, 2014 to October 8, 2013.
On February 27, 2014, we entered into a Second Amendment of First Amended and Restated Construction Loan Agreement (the "Second Amendment") that amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 and executed a First Amended and Restated Declining Revolving Credit Note dated February 27, 2014 that replaces the Declining Revolving Credit Note dated June 10, 2013. The Second Amendment reduces the maximum availability of the Declining Revolving Credit Loan from approximately $26,000,000 to $5,000,000. In addition, we will now be required to make monthly interest payments on the Declining Revolving Credit Loan rather than the quarterly principal and interest payments previously required. The Second Amendment also deletes the requirements that we make excess cash flow payments and maintain a certain fixed charge coverage ratio, increases the maximum annual capital expenditures from $4,000,000 to $5,000,000 and removes the restrictions on redemptions of units and distributions to members. Finally, the Second Amendment extended the termination date of the Revolving Credit Loan from June 11, 2014 to February 28, 2015.

Declining Note

The Declining Note had an initial principal balance of $28,889,410 which replaced the fixed rate note that had been established by the earlier loan agreement. The Declining Note incorporated the interest rate swap which fixed the interest rate at 8.11% percent per year until expiration and could be prepaid and amounts borrowed back based on a declining schedule. On October 8, 2013, the interest rate swap was terminated and the the date upon which the Declining Revolving Credit Loan began to revolve was amended from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $1,008,169. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. On February 27, 2014, we entered into the Second Amendment which reduces the maximum availability under the Declining Note from approximately $26,000,000 to $5,000,000. In addition, we will now be required to make monthly interest payments rather than the quarterly principal and interest payments previously required. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at March 31, 2014 was 3.24%. The fair value of the interest rate swap at March 31, 2014 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 4). There were no borrowings outstanding on the Declining Note at March 31, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. On February 27, 2014, the Revolving Credit Note was extended to February 28, 2015. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at March 31, 2014 was 3.17%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2014 or September 30, 2013.

Covenants

Our loans are secured by our assets and material contracts. In addition, during the term of the loans, we will be subject to certain financial covenants. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities.

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000 in any single fiscal year.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2014. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

In September 2013, we began construction on a steel grain bin with an approximate capacity of 730,000 bushels of corn. The new grain bin was placed in service during the first quarter of fiscal year 2014. The cost of constructing the steel grain bin and necessary conveying equipment was approximately $2,400,000. We expect to begin installation of certain technologies during our third fiscal quarter which we anticipate will decrease plant downtime, alleviate plant bottlenecks and better utilize fermentation capacities to increase production rates. The cost of these technologies is expected to be approximately $1,067,000.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six month period ended March 31, 2014.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 300 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at March 31, 2014.

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

As of March 31, 2014, we have open short (selling) positions for 3,065,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 18,060,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of March 31, 2014, we have open long (buying) positions for 3,800,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 24,780,000 gallons of ethanol on the New York Mercantile Exchange . We have open long (buying) positions for 160,000 MMBTUs of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2016, ethanol derivatives are forecasted to settle through June 2014 and natural gas derivatives are forecasted to settle through July 2014. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. For the six months ended March 31,

2014, we recorded a gain due to the change in fair value of our outstanding corn derivative positions of $1,509,930, a loss due to the change in fair value of our outstanding ethanol derivative positions of $1,774,955 and a loss due to the change in fair value of our outstanding natural gas derivative positions of $14,485.

At March 31, 2014, we have committed to purchase approximately 4,892,000 bushels of corn through January 2016 at an average bushel price of $4.83 and the spot price at March 31, 2014 was $4.97 per bushel.   As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of March 31, 2014, we had price protection in place for approximately 12% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains price as of March 31, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2013	Approximate Adverse Change to Income
Natural Gas	3,057,000	MMBTU	10%	$1,535,000
Ethanol	111,200,000	Gallons	10%	$43,479,000
Corn	35,108,000	Bushels	10%	$17,449,000
DDGs	199,000	Tons	10%	$4,973,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of fiscal 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

GS CleanTech Corporation subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights, adding several additional patents. Several of the other defendants also use equipment and processes provided by ICM, Inc. GS CleanTech Corporation then petitioned for the cases to be joined in a multi-district litigation ("MDL"). This petition was granted and the MDL was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). We have since answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing. Motions for summary judgment have been filed by the defendants and GS CleanTech Corporation and are presently pending before the Court. Meanwhile, GS Cleantech filed suit against another group of defendants which have now been joined with the MDL and are progressing through discovery. We anticipate that this may delay rulings on the summary judgment motions. We anticipate that after rulings are entered on those motions and discovery issues common to all of the defendants have been determined in the MDL, the cases will proceed in the respective districts in which they were originally filed.

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

Item 1A.    Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2013, included in our annual report on Form 10-K.

If the rail logistical problems persist, we may face delays in shipments of our products which could negatively impact our financial performance. High demand and an unusually harsh winter has resulted in rail delays and rail logistical problems. Rail delays have caused some ethanol plants to slow or suspend production. Due to our location, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persist, we may face increased delays in shipment of our products which could have a negative affect on our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Second Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.
10.2	First Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2014 and September 30, 2013, (ii) Condensed Statements of Operations and Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iii) Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 6, 2014	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2014	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)