Form 10-Q
period 2014-06-30
Cardinal Ethanol LLC
filed 2014-08-07
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

As of August 7, 2014, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	June 30, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash	$19,810,432	$24,216,700
Restricted cash	5,606,433	1,859,132
Trade accounts receivable	17,782,889	20,857,587
Miscellaneous receivables	75,940	99,008
Inventories	15,119,616	10,324,442
Prepaid and other current assets	938,997	547,913
Commodity derivative instruments	405,845	9,241
Total current assets	59,740,152	57,914,023

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	126,168,259	122,831,387
Building	7,007,100	7,007,100
Office equipment	579,019	546,050
Vehicles	31,928	31,928
Construction in process	1,033,138	422,624
	155,944,041	151,963,686
Less accumulated depreciation	(48,152,190)	(41,652,470)
Net property, plant, and equipment	107,791,851	110,311,216

Other Assets
Deposits	—	80,000
Investment	718,553	474,837
Total other assets	718,553	554,837

Total Assets	$168,250,556	$168,780,076

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2014	September 30, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$3,211,292	$3,634,513
Accounts payable-corn	5,371,944	3,003,673
Accrued expenses	1,841,399	1,843,249
Commodity derivative instruments	1,919,772	197,431
Derivative instruments - interest rate swap	—	681,233
Current maturities of long-term debt	—	3,789,265
Total current liabilities	12,344,407	13,149,364

Long-Term Debt	—	24,154,710

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(681,233)
Retained earnings	84,993,936	61,245,022
Total members' equity	155,906,149	131,476,002

Total Liabilities and Members’ Equity	$168,250,556	$168,780,076

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$98,631,414	$95,598,868	$255,270,048	$270,451,486

Cost of Goods Sold	68,097,714	84,403,081	182,844,686	249,495,124

Gross Profit	30,533,700	11,195,787	72,425,362	20,956,362

Operating Expenses	1,173,196	1,288,297	3,479,397	3,558,678

Operating Income	29,360,504	9,907,490	68,945,965	17,397,684

Other Income (Expense)
Interest income	—	13,379	9,187	14,934
Interest expense	(1,733)	(623,078)	(728,470)	(1,904,483)
Miscellaneous income	5,733	3,961	27,829	885
Total	4,000	(605,738)	(691,454)	(1,888,664)

Net Income	$29,364,504	$9,301,752	$68,254,511	$15,509,020

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$2,010.44	$636.84	$4,673.05	$1,061.83

Distributions Per Unit	$1,500	$160	$3,047	$160

Comprehensive Income:
Net income	$29,364,504	$9,301,752	$68,254,511	$15,509,020
Interest rate swap fair value change and reclassification, net	—	347,679	681,233	1,074,404
Comprehensive Income	$29,364,504	$9,649,431	$68,935,744	$16,583,424

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013

Cash Flows from Operating Activities
Net income	$68,254,511	$15,509,020
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	6,502,583	6,472,981
Change in fair value of commodity derivative instruments	(1,553,164)	(4,507,954)
(Gain)/loss on sale of equipment	(1,000)	12,279
Non-cash dividend income	(243,716)	—
Change in operating assets and liabilities:
Restricted cash	(3,747,301)	2,841,393
Trade accounts receivables	3,074,698	2,615,429
Miscellaneous receivable	23,068	62,364
Inventories	(4,795,174)	(6,737,286)
Prepaid and other current assets	(391,084)	(610,771)
Deposits	80,000	—
Commodity derivative instruments	2,878,901	3,001,305
Accounts payable	(458,659)	1,386,144
Accounts payable-corn	2,368,271	(1,551,475)
Accrued expenses	(173,806)	(209,892)
Net cash provided by operating activities	71,818,128	18,283,537

Cash Flows from Investing Activities
Capital expenditures	(3,337,266)	(165,884)
Payments for construction in process	(438,558)	(407,614)
Proceeds from sale of equipment	1,000	259,760
Net cash used for investing activities	(3,774,824)	(313,738)

Cash Flows from Financing Activities
Distributions paid	(44,505,597)	(2,336,962)
Payments on long-term debt	(27,943,975)	(2,688,569)
Net cash used for financing activities	(72,449,572)	(5,025,531)

Net Increase (Decrease) in Cash	(4,406,268)	12,944,268

Cash – Beginning of Period	24,216,700	682,943

Cash – End of Period	$19,810,432	$13,627,211

Supplemental Cash Flow Information
Interest paid	$1,255,531	$1,929,013

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures included in accounts payable	$35,438	$—
Construction in process included in accrued expenses	$171,956	$181,260

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company's plant has an approximate annual production capacity between 100 and 120 million gallons.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,183,000 and $6,503,000 for the three and nine month periods ended June 30, 2014. Depreciation for the same periods in 2013 was approximately $2,132,000 and $6,394,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

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

2. CONCENTRATIONS

Two major customers accounted for approximately 96% and 97% of the outstanding accounts receivable balance at June 30, 2014 and September 30, 2013, respectively. These same two customers accounted for approximately 97% of revenue for both the three and nine month periods ended June 30, 2014. Revenue percentages for the same customer for both the three and nine month periods ended June 30, 2013 were 97%.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

3.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2014 (Unaudited)	September 30, 2013
Raw materials	$10,136,791	$2,454,803
Work in progress	1,804,677	2,382,833
Finished goods	1,204,017	3,756,410
Spare parts	1,974,131	1,730,396
Total	$15,119,616	$10,324,442

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2014, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through January 2016 for a total commitment of approximately $27,831,000. Approximately $2,151,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2014 or September 30, 2013. At June 30, 2014, the Company had approximately 31,000 gallons of forward, fixed price ethanol sales contracts. In addition, the Company has forward dried distiller grains sales contracts of approximately 134,000 tons at various fixed prices for various delivery periods through March 2015.

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

The table below shows the underlying quantities of corn and ethanol resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory and ethanol sales purchases. Corn positions are traded on the Chicago Board of Trade and ethanol positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol derivatives are forecasted to settle for various delivery periods through March 2016 and March 2015, respectively, as of June 30, 2014.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

The following table indicates the bushels of corn under derivative contracts as of:

	June 30, 2014	September 30, 2013
Short	2,525,000	2,115,000
Long	7,485,000	6,105,000

The following table indicates the gallons of ethanol under derivative contracts as of:

	June 30, 2014	September 30, 2013
Short	34,860,000	2,310,000
Long	4,830,000	6,636,000

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

On October 8, 2013, the Company terminated the interest rate swap and therefore at June 30, 2014, the Company had no amount outstanding in the swap agreement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2014:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$405,845	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	—	1,919,772

As of June 30, 2014 the Company had approximately $5,606,000 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by two brokers. The Company currently utilizes two brokerage accounts, and subsequent to the fiscal quarter ended June 30, 2014, the Company had a net margin call of $333,000 in order to maintain their minimum maintenance requirements.

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended June 30, 2013. There was no effect for the three month period ended June 30, 2014 as the Company terminated the swap agreement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$(10,319)	Interest expense	$357,998	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(2,754,455)
Ethanol Derivative Contracts	Revenues	4,525,026
Natural Gas Derivative Contracts	Cost of Goods Sold	62,104
Totals		$1,832,675

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2014:

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the nine months ended June 30, 2013:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$(32,098)	Interest expense	$1,106,502	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,244,526)
Ethanol Derivative Contracts	Revenues	2,750,071
Natural Gas Derivative Contracts	Cost of Goods Sold	47,619
Totals		$1,553,164

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,722,856
Ethanol Derivative Contracts	Revenues	(226,073)
Natural Gas Derivative Contracts	Cost of Goods Sold	11,171
Totals		$4,507,954

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(1,919,772)	$(1,919,772)	$(1,919,772)	$—	$—
Ethanol Derivative Contracts	$405,845	405,845	405,845	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(681,233)	$(681,233)	$—	$(681,233)	$—
Corn Derivative Contracts	$(197,431)	(197,431)	(197,431)	—	—
Ethanol Derivative Contracts	$9,241	9,241	9,241	—	—

We determined the fair value of the interest rate swap shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the swap agreement, including the period to maturity and uses observable market-based inputs and uses the market standard

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

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

Declining Note

The Declining Note had an initial principal balance of $28,889,410 and incorporated an interest rate swap from the earlier loan agreement which was set to expire on April 8, 2014. The interest rate swap fixed the interest rate at 8.11% per year until expiration. On October 8, 2013, the interest rate swap was terminated. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. The interest rate on the Declining Note is now based on the 3-month LIBOR plus three hundred basis points. The interest rate at June 30, 2014 was 3.23%. There were no borrowings outstanding on the Declining Note at June 30, 2014. The fair value of the interest rate swap at June 30, 2014 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 4).

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at June 30, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2014 or September 30, 2013.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2014

7. LEASES

At June 30, 2014, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2014 to June 30, 2015	$1,075,764
July 1, 2015 to June 30, 2016	1,172,964
July 1, 2016 to June 30, 2017	1,172,964
July 1, 2017 to June 30, 2018	1,172,964
July 1, 2018 to June 30, 2019	389,347
Total minimum lease commitments	$4,984,003

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

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 78% of total revenues and corn costs average 78% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

On May 20, 2014, our board of directors declared a cash distribution of $1,500 per membership unit to the holders of our units of record at the close of business on May 20, 2014 for a total distribution of $21,909,000. The distribution was paid in May 2014.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the 2014 standard to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposal would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule significantly reducing the renewable volume obligations or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current domestic ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

High demand upon the rail industry and an unusually harsh winter resulted in delays and rail logistical problems. Rail delays caused some ethanol plants to slow or suspend production for a period of time but those issues appear to be improving. Due to our location, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persist or reappear, we may face increased delays in shipment of our products which could have a negative affect on our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
Revenue	$98,631,414	100.00	$95,598,868	100.00
Cost of Goods Sold	68,097,714	69.04	84,403,081	88.29
Gross Profit	30,533,700	30.96	11,195,787	11.71
Operating Expenses	1,173,196	1.19	1,288,297	1.35
Operating Income	29,360,504	29.77	9,907,490	10.36
Other Income (Expense), net	4,000	—	(605,738)	(0.63)
Net Income	$29,364,504	29.77	$9,301,752	9.73

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended June 30, 2014 and 2013:

	2014		2013
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$80,657,406	81.78%	$72,261,444	75.59%
Distillers Grains Sales	14,896,293	15.10	20,638,738	21.59
Corn Oil Sales	2,834,624	2.87	2,575,746	2.69
Other Revenue	243,091	0.25	122,940	0.13
Total Revenues	$98,631,414	100.00%	$95,598,868	100.00%

Ethanol

Our revenues from ethanol increased for our three month period ended June 30, 2014 as compared to our three month period ended June 30, 2013. This increase in revenues is the result of an increase in ethanol gallons sold and an increase in the average price per gallon of ethanol sold for the three month period ended June 30, 2014 as compared to the same period in 2013.

We experienced an increase in ethanol gallons sold of approximately 8.96% for the three month period ended June 30, 2014 as compared to the same period in 2013 resulting primarily from timing of ethanol shipments. However, actual production gallons were lower for the three month period ended June 30, 2014 as compared to the same period in 2013, because we had a significant maintenance shutdown at the beginning of June 2014. The maintenance shutdown in 2013 was held in August which resulted in less production days in the three month period ended June 30, 2014 compared to the same period in 2013. We are currently operating at approximately 18% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent.

The following table sets forth certain ethanol production statistics to further clarify the ethanol production results for the three months ended June 30, 2014 and 2013:

Ethanol Production Statistics	2014	2013
Production Days	84.5	91.0
Average Plant Run Rate	116%	112%
Gallons Produced	27,586,000	28,861,000
Gallons Sold	30,932,000	28,389,000

Our average price per gallon of ethanol sold for the three month period ended June 30, 2014 was approximately 2.35% higher than our average price per gallon of ethanol sold for the same period in 2013. Although ethanol prices were slightly higher during the three month period ended June 30, 2014 as compared to the same period in 2013, ethanol prices trended downwards during our third fiscal quarter primarily as a result of increased national ethanol supply. Ethanol production increased as certain ethanol plants, forced to curtail production due to problems with rail transportation, resumed production in response to improved rail logistics. In addition, while domestic ethanol demand on the whole increased during the three month period ended June 30, 2014, ethanol production outpaced the increase in demand. Although ethanol prices have decreased during the three month period ended June 30, 2014, the decline in ethanol prices has been less than the corresponding decline in corn prices creating a favorable spread between the price of ethanol and the price of corn and resulted in positive operating margins. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, a softening in domestic demand in combination with increased ethanol production could further improve ethanol stocks which could have a negative effect on ethanol prices unless additional demand can be created from foreign markets. In addition, if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease further which will negatively impact ethanol prices.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At June 30, 2014, we have 31,000 gallons of forward ethanol sales contracts. As of June 30, 2014, we have open short (selling) positions for 34,860,000 gallons of ethanol and 4,830,000 open long (buying) position for gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through March 2015. For the three month periods ended June 30, 2014 and 2013, we recorded net gains on our ethanol derivative contracts of $4,525,026 and losses of $448,805, respectively. These gains and losses were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the three month period ended June 30, 2014 as compared to the same period in 2013. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended June 30, 2014 compared to the same period in 2013. The average price per ton of distillers grains sold for the three month period ended June 30, 2014 was approximately 17.34% lower than the average price per ton of distillers grains sold for the same period in 2013. This decline in the market price of distillers grains is due primarily to significantly lower corn prices during the three month period ended June 30, 2014 as compared to the same period in 2013 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal. In addition, we experienced a weakening in demand from foreign markets during the three month period ended June 30, 2014. China, who is a significant consumer of exported distillers grains, announced in June that it has stopped issuing permits for the import of distillers grains from the United States for an undetermined period of time due to the presence in some shipments of an unapproved genetically-modified organism. Management expects distillers grains prices to generally follow corn. However, distillers grains prices will likely decline due to lower demand if end-users switch to lower priced alternatives or if the decrease in export demand persists particularly from China.

We experienced a decrease of approximately 12.85% in distillers grains tons sold in the three month period ended June 30, 2014 as compared to the same period in 2013 due primarily to increased corn oil production rates. Management anticipates that the distillers grains sold by our plant will remain relatively consistent.

At June 30, 2014, we have forward distillers grains contracts of approximately 134,000 tons at various prices for various delivery periods through March 2015.

Corn Oil

Our revenues from corn oil sales increased approximately 10.05% in the three month period ended June 30, 2014 as compared to the same period in 2013 which was primarily a result of an increase in production rates of corn oil in the three month period ended June 30, 2014 as compared to the same period in 2013. The average price per pound of corn oil was approximately 7.89% lower for the quarter ended June 30, 2014 as compared to the same period in 2013.

Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will remain relatively steady.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 69% for the three months ended June 30, 2014 as compared to approximately 88% for the same period in 2013. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol prices relative to corn prices for the three months ended June 30, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three month period ended June 30, 2014, we used approximately 5.71% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013. Fewer bushels were used in production because gallons of ethanol produced were lower during the three months ended June 30, 2014 compared to the same period in 2013. During the three month period ended June 30, 2014, our average price paid per bushel of corn decreased approximately 19.53% as compared to the same period in 2013 due to increased supply resulting from a plentiful 2013 harvest in our corn supply region. In addition, adequate local corn supplies helped keep corn prices relatively steady during the three month period ended June 30, 2014, until prices fell at the end of our fiscal quarter in response to a USDA crop report projecting a larger crop than previously expected. Based on this report, management is currently optimistic that we will be able to buy corn at a price that will allow us to profitably operate in the short term. However, there are still currently many unknowns related to the 2014 crop which may have a significant effect on corn pricing during our fourth fiscal quarter and our 2015 fiscal year. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At June 30, 2014, we have forward corn purchase contracts for various delivery periods through January 2016 for a total commitment of approximately $27,831,000. Approximately $2,151,000 of the forward corn purchases were with a related party. As of June 30, 2014, we also have open short (selling) positions for 2,525,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 7,485,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2016. For the three month periods ended June 30, 2014 and 2013, we recorded net losses on our corn derivative contracts of $2,754,455 and gains of $1,526,549, respectively. These losses and gains were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013. This increase in cost of natural gas for the three month period ended June 30, 2014 as compared to the same period in 2013 was primarily the result of an increase of approximately 11.75% in the average price per MMBTU of our natural gas due to exceptionally cold weather experienced throughout the United States. We also used approximately 9.23% less natural gas for the three month period ended June 30, 2014 as compared to the same period in 2013 due to higher efficiency in energy usage.

Natural gas prices stabilized during our third fiscal quarter declining near the end of the quarter due to warmer weather. Management anticipates that natural gas prices will continue at these levels during the summer months as natural gas stocks are replenished, unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas.

As of June 30, 2014, we have no open positions of natural gas on the New York Mercantile Exchange to hedge our natural gas purchases. We recorded net gains on our natural gas derivative contracts of $62,104 and $11,171 for the three month periods ended June 30, 2014 and 2013, respectively. These net gains were recorded in our cost of goods sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the three months ended June 30, 2014 and 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2014 fiscal year.

Operating Income

Our income from operations for the three months ended June 30, 2014 was approximately 30% of our revenues compared to operating income of approximately 10% of revenues for the same period in 2013. The increase in operating income for the three month period ended June 30, 2014 was primarily the result of the higher prices we received for our ethanol relative to the cost of corn.

Other Expense

We had minimal other expense for the three months ended June 30, 2014 compared to other expense of approximately 0.6% of revenues for the same period in 2013. This decrease in other expense for the three months ended June 30, 2014, was primarily due to debt repayment which reduced our interest expense.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
Revenues	$255,270,048	100.00%	$270,451,486	100.00%
Cost of Goods Sold	182,844,686	71.63%	249,495,124	92.25%
Gross Profit	72,425,362	28.37%	20,956,362	7.75%
Operating Expenses	3,479,397	1.36%	3,558,678	1.32%
Operating Income	68,945,965	27.01%	17,397,684	6.43%
Other Expense, net	(691,454)	(0.27)%	(1,888,664)	(0.70)%
Net Income	$68,254,511	26.74%	$15,509,020	5.73%

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the nine months ended June 30, 2014 and 2013:

	2014		2013
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$200,688,774	78.61%	$202,496,973	74.88%
Distillers Grains Sales	45,864,630	17.97%	60,370,175	22.32%
Corn Oil Sales	7,931,391	3.11%	7,258,268	2.68%
Other Revenue	785,253	0.31%	326,070	0.12%
Total Revenues	$255,270,048	100.00%	$270,451,486	100.00%

Ethanol

Our revenues from ethanol decreased for our nine month period ended June 30, 2014 as compared to the nine month period ended June 30, 2013. This decrease in revenues is primarily the result of a decrease in the average ethanol price per gallon sold for the nine month period ended June 30, 2014 as compared to the same period in 2013. Our average price per gallon of ethanol sold for the nine month period ended June 30, 2014 was approximately 4.94% lower than our average price per gallon of ethanol sold for the same period in 2013. We also experienced an increase in the amount of ethanol sold of approximately 4.60% for the nine month period ended June 30, 2014 as compared to the same period in 2013 resulting primarily from an increase in ethanol production rates.

The following table sets forth certain ethanol production statistics to further clarify the ethanol production results for the nine months ended June 30, 2014 and 2013:

Ethanol Production Statistics	2014	2013
Production Days	265.5	270.5
Average Plant Run Rate	115%	109%
Gallons Produced	86,054,000	83,399,000
Gallons Sold	87,063,000	83,233,000

For the nine month period ended June 30, 2014, we recorded net gains on our ethanol derivative contracts of $2,750,071 as compared to losses of $226,073 for the same period in 2013. These gains and losses were recorded against our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the nine month period ended June 30, 2014 as compared to the same period in 2013. This decrease was primarily the result of a decrease in the average market price per ton of distillers grains sold in the nine month period ended June 30, 2014 as compared to the same period in 2013. Our average price per ton of distillers grains sold for the nine month period ended June 30, 2014, was approximately 22.44% lower than our average price per ton for the same period in 2013. This decline in the market price of distillers grains is due primarily to significantly lower corn prices during the nine month period ended June 30, 2014 as compared to the same period in 2013 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal.

We also experienced a decrease in distillers grains tons sold of approximately 2.13% for the nine month period ended June 30, 2014 as compared to the same period in 2013 due primarily to increased corn oil production rates.

Corn Oil

Our revenue from corn oil sales increased in the nine month period ended June 30, 2014 as compared to the same period in 2013 which was primarily a result of an increase in quantity of corn oil sales in the nine month period ended June 30, 2014 as compared to the same period in 2013. During the nine month period ended June 30, 2014, we sold approximately 25.92% more corn oil as compared to the same period in 2013. The average price per pound of corn oil was approximately 13.51% lower for the nine months ended June 30, 2014 as compared to the same period in 2013.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were approximately 72% for the nine month period ended June 30, 2014 compared to 92% for the same period of 2013. This decrease in cost of goods sold as a percentage of revenues was primarily the result of a decrease in the price of corn relative to the price of ethanol for the nine months ended June 30, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

During the nine month period ended June 30, 2014, we used approximately 1.64% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013 due to higher ethanol production rates. During the nine month period ended June 30, 2014, our average price per bushel of corn decreased approximately 35.97% as compared to the same period in 2013.

For the nine month period ended June 30, 2014, we recorded net losses on our corn derivative contracts of $1,244,526. For the same period in 2013, we recorded net gains on our corn derivative contracts of $4,722,856. These net losses and gains were recorded in our costs of goods sold in our statement of operations.

Natural Gas

During our nine month period ended June 30, 2014, we purchased approximately 0.63% less MMBTU's of natural gas as compared to the same period in 2013. Management attributes this decrease in natural gas to higher efficiency in energy usage. During the nine month period ended June 30, 2014, the average price per MMBTU of natural gas increased approximately 63.99% as compared to the same period in 2013.

For the nine month period ended June 30, 2014, we recorded net gains of $47,619 on our natural gas derivative contracts. For the same period in 2013, we recorded net gains of $11,171 on our natural gas derivative contracts. These net gains were recorded in our cost of good sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1% for the nine months ended June 30, 2014 and 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the nine months ended June 30, 2014 was approximately 27% of our revenues compared to operating income of approximately 6% of our revenues for the nine months ended June 30, 2013. The increase in income as a percentage of revenue was primarily a result of of a decrease in the price of corn relative to the price of ethanol for the period ended June 30, 2014 as compared to the same period in 2013.

Other Expense

Other expense was approximately 0.2% of our revenues for the nine months ended June 30, 2014 and approximately 0.7% of our revenues for the same period in 2013. This decrease in other expense for the nine months ended June 30, 2014, was primarily due to debt repayment which reduced our interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2014

The following table highlights the changes in our financial condition:

	June 30, 2014 (Unaudited)	September 30, 2013
Current Assets	$59,740,152	$57,914,023
Current Liabilities	$12,344,407	$13,149,364
Long-term Liabilities	$—	$24,154,710
Member's Equity	$155,906,149	$131,476,002

We experienced an increase in our total current assets at June 30, 2014 compared to September 30, 2013. The increase is primarily due to an increase in restricted cash of approximately $3,747,000 at June 30, 2014 as compared to September 30, 2013 due to margin calls on our hedge accounts and an increase of approximately $4,795,000 in the value of our inventory at June 30, 2014 compared to September 30, 2013 due to having more corn on hand at June 30, 2014. We also experienced an increase in commodity derivative instruments of approximately $397,000 at June 30, 2014 as compared to September 30, 2013. These increases in total current assets were partially offset by a decrease in cash of approximately $4,406,000 due to cash being restricted and a decrease in trade accounts receivable of approximately $3,075,000 due to timing of ethanol shipments.

We experienced a decrease in our total current liabilities at June 30, 2014 compared to September 30, 2013. The decrease is primarily due to a decrease in our current maturities of long-term debt of approximately $3,789,000 at June 30, 2014 as compared to September 30, 2013 due to paying off our debt in October 2013. This decrease in total current liabilities was partially offset by an increase in our commodity derivative instruments of approximately $1,722,000 at June 30, 2014 as compared to September 30, 2013 and an increase of approximately $2,368,000 in our accounts payable related to corn due to producers delaying payment on corn they have already delivered.

We experienced a decrease in our long-term liabilities as of June 30, 2014 compared to September 30, 2013. At June 30, 2014, we had no outstanding borrowings in the form of long-term loans, compared to approximately $24,155,000 at September 30, 2013. The decrease is due to our paying the balance of our Declining Note and terminating our interest rate swap in October 2013.

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

The following table shows cash flows for the nine months ended June 30:

	2014	2013
Net cash provided by operating activities	$71,818,128	$18,283,537
Net cash used for investing activities	$(3,774,824)	$(313,738)
Net cash used for financing activities	$(72,449,572)	$(5,025,531)
Net increase (decrease) in cash	$(4,406,268)	$12,944,268
Cash, beginning of period	$24,216,700	$682,943
Cash, end of period	$19,810,432	$13,627,211

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the nine month period ended June 30, 2014 as compared to the same period in 2013 primarily due to increased operating margins.

Cash Flow used for Investing Activities

Cash used in investing activities increased due to an increase in capital expenditures for the construction of a new 730,000 bushel grain bin for the nine months ended June 30, 2014 as compared to the same period in 2013. This is explained in greater detail below in our discussion of capital improvements.

Cash Flow used for Financing Activities

The change in financing activities was primarily the result of payments on long term debt of approximately $27,944,000 for the nine months ended June 30, 2014 as compared to approximately $2,689,000 for the nine months ended June 30, 2013 and distributions of approximately $44,506,000 for the nine months ended June 30, 2014 as compared to distributions of $2,337,000 for the nine months ended June 30, 2013.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2014, we expect operations to generate adequate cash flows to maintain operations.
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

Declining Note

The Declining Note had an initial principal balance of $28,889,410 which replaced the fixed rate note that had been established by the earlier loan agreement. The Declining Note incorporated the interest rate swap which fixed the interest rate at 8.11% percent per year until expiration and could be prepaid and amounts borrowed back based on a declining schedule. On October 8, 2013, the interest rate swap was terminated and the the date upon which the Declining Revolving Credit Loan began to revolve was amended from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $1,008,169. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. On February 27, 2014, we entered into the Second Amendment which reduces the maximum availability under the Declining Note from approximately $26,000,000 to $5,000,000. In addition, we will now be required to make monthly interest payments rather than the quarterly principal and interest payments previously required. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at June 30, 2014 was 3.23%. The fair value of the interest rate swap at June 30, 2014 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 4). There were no borrowings outstanding on the Declining Note at June 30, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. On February 27, 2014, the Revolving Credit Note was extended to February 28, 2015. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at June 30, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2014 or September 30, 2013.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2014. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

In September 2013, we began construction on a steel grain bin with an approximate capacity of 730,000 bushels of corn. The new grain bin was placed in service during the first quarter of fiscal year 2014. The cost of constructing the steel grain bin and necessary conveying equipment was approximately $2,400,000. We began installation of certain technologies during our third fiscal quarter which we anticipate will decrease plant downtime, alleviate plant bottlenecks and better utilize fermentation capacities to increase production rates. The cost of these technologies was approximately $1,067,000.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine month period ended June 30, 2014.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 300 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at June 30, 2014.

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

As of June 30, 2014, we have open short (selling) positions for 2,525,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 34,860,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of June 30, 2014, we have open long (buying) positions for 7,485,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 4,830,000 gallons of ethanol on the New York Mercantile Exchange . We have no open positions for natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2016, ethanol derivatives are forecasted to settle through March 2015. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. For the nine months ended June 30, 2014, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $1,244,526, a gain due to the change in fair value of our outstanding ethanol derivative positions of $2,750,071 and a gain due to the change in fair value of our outstanding natural gas derivative positions of $47,619.

At June 30, 2014, we have committed to purchase approximately 5,881,000 bushels of corn through January 2016 at an average bushel price of $4.73 and the spot price at June 30, 2014 was $4.19 per bushel.   As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of June 30, 2014, we had price protection in place for approximately 15% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains price as of June 30, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2014 net of forward and futures contracts previously entered into. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2014	Approximate Adverse Change to Income
Natural Gas	3,153,000	MMBTU	10%	$1,545,000
Ethanol	113,969,000	Gallons	10%	$23,364,000
Corn	34,119,000	Bushels	10%	$14,296,000
DDGs	184,000	Tons	10%	$3,188,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of fiscal 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

If the rail logistical problems persist, we may face delays in shipments of our products which could negatively impact our financial performance. High demand and an unusually harsh winter resulted in rail delays and rail logistical problems. Rail delays caused some ethanol plants to slow or suspend production, but those issues have appeared to improve. Due to our location, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persist or reappear, we may face increased delays in shipment of our products which could have a negative affect on our financial performance.

If China's ban on imports of U.S. distillers grains continues, exports of distillers grains could be dramatically reduced which could have a negative effect on the price of distillers grains in the U.S. and affect our profitability. China, the largest buyer of distillers grains in the world, announced on June 9, 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. It is unknown how long this ban on U.S. distillers grains will continue. Even if China agrees to accept U.S. distillers grains in the future, it is expected that additional restrictions will be placed on such imports which may be difficult to satisfy. If export demand of distillers grains is significantly reduced, the price of distillers grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2014 and September 30, 2013, (ii) Condensed Statements of Operations and Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (iii) Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 7, 2014	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)