Form 10-K
period 2014-09-30
Cardinal Ethanol LLC
filed 2014-11-25
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2014

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
☐ Yes     ☒ No

As of March 31, 2014, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $51,810,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 25, 2014, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2014.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company. It was formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,”

“Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We have been operating at an annual rate of approximately 116 million gallons for the fiscal year ended 2014. We expect to continue at this level for the next twelve months. However, inability to buy corn at prices that allow us to operate profitably could require us to decrease or halt production.

On October 8, 2013, we terminated our interest rate swap agreement and amended our First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Loan Agreement") with First National Bank of Omaha ("FNBO") to change the date upon which the Declining Revolving Credit Loan began to revolve from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Revolving Note (the "Declining Note"). On October 17, 2013, an additional $16,985,332 was paid towards the Declining Note to pay the balance in full.

On February 27, 2014, we again amended our Loan Agreement and, in connection therewith, executed a First Amended and Restated Declining Revolving Credit Note dated February 27, 2014 that replaced the Declining Note. The amendment reduced the maximum availability of the Declining Revolving Credit Loan from approximately $26,000,000 to $5,000,000 and required that we make monthly interest payments rather than the quarterly principal and interest payments previously required. The amendment also deleted the requirements that we make excess cash flow payments and maintain a certain Fixed Charge Coverage ratio, increased the maximum annual capital expenditures from $4,000,000 to $5,000,000 and removed the restrictions on redemptions of units and distributions to members. Finally, the amendment extended the termination date of the Revolving Credit Loan from June 11, 2014 to February 28, 2015.

Throughout the fiscal year, the board of directors periodically declared cash distributions to the members of record on the declaration date. The table below shows the dates and amounts of these distributions for the fiscal year ended September 30, 2014:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 14, 2013	$475	$6,937,850	December 2013
February 11, 2014	1,072	15,657,632	February 2014
May 20, 2014	1,500	21,909,000	May 2014
August 19, 2014	1,500	21,909,000	August 2014
Totals	$4,547	$66,413,482

Subsequent to year end, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014

Financial Information

Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "Item 8 - Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products and Markets

The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil for sale. Raw carbon dioxide gas is another co-product of the ethanol production process. We have entered into an agreement with Air Products and Chemicals, Inc. to capture a portion of the raw carbon dioxide we produce at the plant.

The table below shows the approximate percentage of our total revenue which is attributed to each of our products for each of our last three fiscal years.

Product	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	78%	75%	78%
Distiller Grains	18%	22%	19%
Corn Oil	3%	3%	3%
Carbon Dioxide	> 1%	> 1%	> 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 14.9 billion gallons with approximately 4% of that capacity idled as of November 6, 2014.

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

Carbon Dioxide

In March 2010, we entered into an Agreement with Air Products and Chemicals, Inc. ("Air Products") (formerly known as EPCO Carbon Dioxide Products, Inc.) under which Air Products purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with Air Products under which Air Products leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We initially supplied Air Products, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for Air Products to produce 54,750 tons of liquid carbon dioxide per year in exchange for payment of a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by Air Products. In November 2011, we amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant which was completed in September 2012. Under the amendment, Air Products pays us for a minimum of 98,700 tons each year or approximately $493,500 annually.

Ethanol, Distillers Grains and Corn Oil Markets

As described below in "Distribution of Principal Products," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets, and believe that there is some potential for increased international sales of our products. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Over the last year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil a distant second. The United Arab Emirates and the Philippines have also been top destinations. Ethanol exports could continue to increase in the future if market conditions are favorable. However, the imposition by the European Union in 2013 of a tariff on ethanol which is produced in the United States has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products.

The United States ethanol industry exported a significant amount of distillers grains to China and Mexico in 2014. However, demand for distillers grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distillers grains from the United States due to the presence in some shipments of a genetically modified trait not approved for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distillers grains shipments to China are free of the genetically modified trait. Officials from the United States and China have been unable to agree on testing procedures for distillers grains exported to China. If the certification requirements continue, export demand of distillers grains could be significantly reduced as a result.

We market and distribute all of the corn oil we produce directly to end users and third party brokers in the domestic market.

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

Ethanol Distribution

We entered into an Ethanol Purchase and Sale Agreement with Murex, LLC ("Murex") for the purpose of marketing and distributing all of the ethanol we produce at the plant. The initial term of the agreement was five years commencing on the date of first delivery of ethanol with automatic renewal for one year terms thereafter unless otherwise terminated by either party. The agreement may be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement.
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

Distillers Grains Distribution
We have entered into an agreement with CHS, Inc. to market all distillers grains we produce at the plant. CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives. CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world. We receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. The initial term of our agreement with CHS, Inc. was for one year commencing as of November 1, 2008. Thereafter, the agreement will remain in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. is responsible for all transportation arrangements for the distribution of our distillers grains.
Corn Oil Distribution
We market and distribute all of the corn oil we produce directly to end users and third party brokers. Our corn oil is mainly used as a feed ingredient and as a feedstock in biodiesel production.
Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2014 gasoline demand in the United States will be approximately 135 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

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

The Volumetric Ethanol Excise Tax Credit ("VEETC") provided a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). VEETC expired on December 31, 2011. In addition to the expiration of the tax incentives, a 54 cent per gallon tariff imposed on ethanol imported into the United States also expired on December 31, 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely at least in part due to the expiration of the tariff on imported ethanol. However, ethanol imports have decreased in 2013 and 2014.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling. In addition, a state court in California required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2014, we incurred costs and expenses of approximately $264,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 6, 2014, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 14.9 billion gallons of ethanol and another 5 plants under expansion or construction with capacity to produce an additional 120 million gallons. However, the Renewable Fuels Association estimates that approximately 4% of the ethanol production capacity in the United States is idled.

Since ethanol is a commodity product, competition in the industry is predominantly based on price. We have also experienced increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate. Larger ethanol producers may be able to realize economies of scale that we are unable to realize. This could put us at a competitive disadvantage to other ethanol producers. The ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operation margins are unfavorable in the ethanol industry.

The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Archer Daniels Midland	1,720.0	—
POET Biorefining	1,629.0	—
Valero Renewable Fuels	1,240.0	—
Green Plains Renewable Energy	1,004.0	—
Flint Hill Resources LP	760.0	—
Updated: November 6, 2014

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. Although ethanol imports decreased in 2013 and 2014, increased competition from ethanol imports may continue to have a negative impact on demand for ethanol produced in the United States which could result in lower operating margins.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies have reportedly begun producing on a commercial scale. A handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which are expected to be completed by the end of 2014. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's 2014 Ethanol Industry Outlook, ethanol plants produced 35.5 million metric tons of distillers grains in the 2012/2013 marketing year and are expected to produce an estimated 37.8 million metric tons in 2013/2014. The amount of distillers grains produced is expected to fluctuate with changes in ethanol production.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's 2014 Ethanol Industry Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn. To produce 116 million gallons of ethanol per year, our ethanol plant needs approximately 41 million bushels of corn per year, or approximately 112,000 bushels per day, as the feedstock for its dry milling process. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

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

The price at which we purchase corn will depend on prevailing market prices. During the first three quarters of our fiscal year ended September 30, 2014, our average price paid per bushel of corn was significantly lower compared to the same period in 2013 due to increased supply resulting from a plentiful 2013 harvest in our corn supply region. Corn prices were relatively steady during our fourth quarter trending downwards towards the end of the fourth quarter and subsequent to our fiscal year end.
On November 6, 2014, the United States Department of Agriculture ("USDA") released a report estimating the 2014 corn crop at 14.4 billion bushels with yields averaging 173.4 bushels per acre. This would represent a new record yield and production in the United States. The USDA forecasted area harvested for grain at 83.1 million acres, down 5% from 2013.

Management expects that corn prices will remain lower through the winter of 2014 as a result of an increase in supply from a plentiful 2014 harvest. However, if corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Management will continue to monitor the availability of corn in our area. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or even halt production at our plant.

Risk Management Services

We entered into a Risk Management Agreement with John Stewart & Associates ("JS&A") under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol and our co-products. In exchange for JS&A's risk management services, we pay JS&A a fee of $1,500 per month. We entered into the agreement in July of 2007 and the initial term of the agreement was for one year. We are currently on a month to month basis for this contract with JS&A. The agreement may be terminated by either party at any time upon written notice.

We have also entered into an agreement with Advance Trading to assist us with hedging corn, ethanol and natural gas. We pay them a fee of $3,000 per month for these services. The term of the agreement is a month to month agreement, and may be terminated by either party at any time upon proper notice.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2014 was approximately 0.27% more MMBTUs than for last fiscal year, constituting approximately 7.7% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley Gas Corporation ("Ohio Valley"). Under the contract, Ohio Valley receives, transports and redelivers natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. In addition, we pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. The initial term of the contract is ten years. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.

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

Employees

We have 48 full-time employees as of November 25, 2014.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is our operations along with our Revolving Credit Note with our primary lender First National Bank of Omaha. At September 30, 2014, we have approximately $15,000,000 available to draw on the Revolving Credit Note. We currently have no outstanding borrowings under our Revolving Credit Note.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2014, 2013 and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. In 2014, a significant amount of distillers grains produced in the Untied States was exported to China and Mexico. However, demand for distillers grains from China decreased during the second half of 2014 as a result of additional requirements imposed by China due to the presence in some shipments of a genetically modified trait not approved for import. Over the last year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil a distant second. The United Arab Emirates and the Philippines have also been top destinations. However, although there is some potential to sell our products on the international markets, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. Although we have significantly reduced our level of debt, the restrictive covenants contained in our financing agreements may have important implications on our operations, including, among other things: (a) limiting our ability to obtain additional debt or equity financing; (b) subjecting all or substantially all of our assets to liens; and

(c) limiting our ability to make business and operational decisions regarding our business, including, among other things making capital improvements and selling or purchasing assets or engaging in transactions we deem to be appropriate and in our best interest.

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

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues. The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2015 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2014. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2015. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

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

We are subject to litigation involving our corn oil extraction technology. We have been sued by GS CleanTech Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. GS CleanTech is seeking to enforce its patent rights against ICM and the Company. The court recently ruled that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. However, this ruling is subject to appeal and we expect that GS CleanTech will file an appeal. If GS CleanTech is successful in any appeal filed and allowed to continue to pursue its infringement action against the Company, we may be forced to pay damages to GS CleanTech as a result of our use of such technology and cease our production of corn oil.

Risks Related to Ethanol Industry

If the rail logistical problems persist, we may face delays in shipments of our products which could negatively impact our financial performance. High demand and an unusually harsh winter resulted in rail delays and rail logistical problems during fiscal year 2014. Rail delays have caused some ethanol plants to slow or suspend production. Due to our location, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persist, we may face increased delays in shipment of our products which could have a negative affect on our financial performance.

If China's new requirements on U.S. distillers grains shipments continue and the U.S. is unable to comply with such requirements, exports of distillers grains could be dramatically reduced which could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. Officials from the U.S and China have been unable to agree on testing procedures for distillers grains exported to China. If the certification requirements continue and U.S. producers can not satisfy those requirements, export demand of distillers grains could be significantly reduced as a result. If export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, at least three companies have reportedly already begun producing on a commercial scale and a handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which are expected to be completed by the end of 2014. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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
On November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The tariff that protected the United States ethanol industry expired at the end of 2011. The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely at least in part due to the expiration of the tariff on imported ethanol. While ethanol imports decreased in 2013 and 2014, the expiration of the tariff could lead to an increase in the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports which could result in an increase of ethanol supplies and decreased ethanol prices.

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

ITEM 3. LEGAL PROCEEDINGS

Patent Infringement

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation ("GS CleanTech") filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that the Company's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech. GS CleanTech sought royalties and damages associated with the alleged infringement, as well as attorney's fees from the Company. GS CleanTech subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights, adding several additional patents. GS CleanTech successfully petitioned for the cases to be joined in a multi-district litigation ("MDL") which was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). We have since answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing.

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. Certain of our counterclaims against GS CleanTech were not resolved by the rulings on summary judgment and are still pending. We expect that GS CleanTech will appeal the ruling on the motions for summary judgment.

On February 16, 2010, ICM, Inc. agreed to indemnify, at ICM's expense, the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system and agrees to defend the Company. Several of the other defendants also use equipment and processes provided by ICM, Inc. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in this lawsuit and in any appeal filed by GS CleanTech. If GS CleanTech were to be successful in any appeal filed and allowed to continue to pursue its claims, we estimate that damages, if awarded, would be based on a reasonable royalty to, or lost profits of, GS CleanTech. Because of its October 23, 2014 ruling, it seems unlikely that the District Court would deem the case exceptional. However, in the event it would be deemed to be exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. ICM, Inc. has also agreed to indemnify us. However, in the event that damages were to be awarded, if ICM, Inc. does not fully indemnify us for any reason, we could be liable and could also be required to cease use of our oil separation process and seek out a replacement or cease oil production altogether.

Air Emissions Permit

In January 2010, we applied for a Title V Operating Permit for air emissions from the Indiana Department of Environmental Management ("IDEM"). IDEM issued the permit on August 5, 2010. This permit increased our operating capacity and emission limits. The new permit increased the Company's potential to emit criteria pollutants, which includes particulate matter. Each criteria pollutant must be less than 250 tons per consecutive twelve month period. This provision was based on a rule change issued by the Environmental Protection Agency ("EPA") on May 1, 2007, which allowed ethanol plants to emit up to 250 tons per criteria pollutant, excluding fugitive dust, instead of only 100 tons per criteria pollutant, including fugitive dust.

On September 8, 2010, the National Resource Defense Council ("NRDC") filed an administrative appeal challenging IDEM's authority to grant the Title V Operating Permit. NRDC argued that IDEM failed to incorporate the May 1, 2007 EPA rule change into the EPA - approved State Implementation Plan ("SIP") and that as a result, the Permit was improperly issued as the existing SIP still limited ethanol plants to 100 tons of particulate matter. The NRDC appeal regarding our Title V Operating Permit was stayed pending resolution of similar administrative appeals filed by NRDC against other ethanol plants in Indiana.

NRDC was successful in one of its administrative appeals, resulting in a January 11, 2011 ruling by an administrative law judge that IDEM cannot change its interpretation of Indiana's rules to match the EPA's rules without first revising the SIP.  That decision was later reversed on appeal in a decision issued on May 15, 2012 by the Marion County Superior Court.   On April 23, 2013, the Indiana Court of Appeals reversed the earlier decision by the Marion County Superior Court. IDEM filed a petition for rehearing with the Indiana Court of Appeals, which was denied on July 31, 2013. On September 2, 2014, the Indiana Supreme Court ruled in favor of IDEM reversing the Indiana Court of Appeals and affirming the Marion County Superior Court decision.

NRDC subsequently filed a motion to dismiss its challenge to our Title V Operating Permit. An order dismissing the challenge was entered on September 23, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of November 25, 2014, we had approximately 14,606 membership units outstanding and approximately 1,113 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2013 1st	$3,500	$3,500	$3,500	4
2013 2nd	$3,500	$4,075	$3,800	37
2013 3rd	$3,950	$4,750	$4,125	31
2013 4th	$4,365	$5,125	$4,790	54
2014 1st	$5,150	$5,731	$5,553	49
2014 2nd	$5,700	$8,000	$6,261	59
2014 3rd	$11,600	$12,600	$12,285	13
2014 4th	$12,400	$20,500	$15,018	39

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2013 1st	$3,500	$3,900	$3,809	22
2013 2nd	$3,300	$4,050	$3,832	53
2013 3rd	$3,850	$4,750	$4,063	23
2013 4th	$4,365	$5,125	$4,790	54
2014 1st	$5,000	$6,300	$5,494	77
2014 2nd	$5,700	$15,500	$8,223	53
2014 3rd	$12,250	$12,600	$12,430	30
2014 4th	$18,800	$30,000	$25,901	105

We made distributions of $4,547 per unit to our members during our fiscal year ended September 30, 2014. We made distributions of $382 per unit to our members during our fiscal year ended September 30, 2013. Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2009. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the year ended September 30, 2012, 2011 and 2010 and the selected income statement data and other financial data for the years ended September 30, 2011 and 2010 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2014 and 2013 and the selected income statement data and other financial data for the years ended September 30, 2014, 2013 and 2012 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2014	2013	2012	2011	2010
Revenues	$337,355,515	$357,611,814	$321,194,387	$337,019,930	$224,807,338

Cost Goods Sold	244,414,762	324,122,396	311,971,054	302,690,475	195,880,762

Gross Profit	92,940,753	33,489,418	9,223,333	34,329,455	28,926,576

Operating Expenses	4,945,382	4,697,637	4,680,729	4,250,752	3,735,530

Operating Income	87,995,371	28,791,781	4,542,604	30,078,703	25,191,046

Other Expense, Net	(733,697)	(2,436,357)	(2,690,624)	(4,569,566)	(4,740,467)

Net Income	$87,261,674	$26,355,424	$1,851,980	$25,509,137	$20,450,579

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income Per Unit	$5,974.37	$1,804.42	$126.80	$1,746.48	$1,400.15

Cash Distributions Per Unit	$4,547	$382	$430	$—	$60

Balance Sheet Data:	2014	2013	2012	2011	2010
Current Assets	$60,034,736	$57,914,023	$35,973,410	$49,830,340	$31,898,901

Net Property and Equipment	105,632,776	110,311,216	117,825,363	125,169,711	132,780,346

Other Assets	718,553	554,837	730,992	876,699	851,732

Total Assets	166,386,065	168,780,076	154,529,765	175,876,750	165,530,979

Current Liabilities	13,380,637	13,149,364	16,662,886	18,628,361	20,562,149

Long-Term Debt	—	24,154,710	27,943,975	42,960,017	56,188,380

Derivative Instrument - Interest Rate Swap - (Long Term)	—	—	628,358	1,961,239	3,130,402

Members' Equity	153,005,428	131,476,002	109,294,546	112,327,133	85,650,048

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended September 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
Revenues	$337,355,515	100.0	$357,611,814	100.0
Cost of Goods Sold	244,414,762	72.5	324,122,396	90.6
Gross Profit	92,940,753	27.5	33,489,418	9.4
Operating Expenses	4,945,382	1.5	4,697,637	1.3
Operating Income	87,995,371	26.0	28,791,781	8.1
Other Expense, net	(733,697)	(0.2)	(2,436,357)	(0.7)
Net Income	$87,261,674	25.8	$26,355,424	7.4

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2014 and 2013.

	2014		2013
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$264,292,640	78.3%	$268,890,949	75.2%
Distillers Grains Sales	61,708,274	18.3	78,000,528	21.8
Corn Oil Sales	10,514,166	3.1	9,940,405	2.8
Other Revenue	840,435	0.3	779,932	0.2
Total Revenues	$337,355,515	100%	$357,611,814	100%

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2014 as compared to our fiscal year ended September 30, 2013. This decrease in revenues is primarily the result of a decrease in the average price per gallon of ethanol sold for the fiscal year ended September 30, 2014 as compared to the same period in 2013.

We experienced an increase in ethanol gallons sold of approximately 6.04% for the fiscal year ended September 30, 2014 as compared to the same period in 2013 resulting primarily from increasing production run rates. We are currently operating at approximately 18% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent for the fiscal year ended September 30, 2015.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2014 was approximately 7.41% lower than our average price per gallon of ethanol sold for the same period in 2013. Ethanol prices were lower towards the beginning of our fiscal year due primarily to significantly lower corn prices as changes in ethanol prices are typically directionally consistent with changes in corn prices. During our second fiscal quarter, ethanol prices were positively impacted by increased ethanol exports and higher than expected gasoline demand and lower inventories as some plants curtailed production in response to inadequate rail logistics. Ethanol prices again trended downwards during our third and fourth fiscal quarters primarily as a result of declining corn prices and increased national ethanol supply due in part to improved rail logistics. Although the average price per gallon of ethanol sold for the fiscal year ended September 30, 2014 is lower as compared to the same period in 2013, the decline in ethanol prices has been less than the corresponding decline in corn prices creating a favorable spread between the price of ethanol and the price of corn and resulted in positive operating margins throughout our fiscal year ended September 30, 2014.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Ethanol prices are expected to decrease in correlation with corn prices if the price of corn continues to fall as a result of a plentiful harvest. A softening in domestic demand in combination with increased ethanol production could further increase ethanol stocks which could have a negative effect on ethanol prices unless additional demand can be created from foreign markets. In addition, if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease further which will negatively impact ethanol prices.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At September 30, 2014, we have no forward ethanol sales contracts. As of September 30, 2014, we have open short (selling) positions for 30,660,000 gallons of ethanol and 11,970,000 open long (buying) position for gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through April 2015. For the fiscal years ended September 30, 2014 and 2013, we recorded net gains on our ethanol derivative contracts of $3,334,054 and losses of $55,761, respectively. These gains and losses were recorded with our revenues in the statements of operations and comprehensive income.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2014 as compared to the same period in 2013. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2014 compared to the same period in 2013. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2014 was approximately 21.37% lower than the average price per ton of distillers grains sold for the same period in 2013. This decline in the market price of distillers grains is due primarily to significantly lower corn prices during the fiscal year ended September 30, 2014 as compared to the same period in 2013 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal. In addition, while an increase in foreign export supported the price of distillers grains as a percentage of corn value during our first and second fiscal quarters, we experienced a weakening in demand from foreign markets during our third and fourth fiscal quarters. China, who is a significant consumer of exported distillers grains, announced in June that it would stop issuing import permits for distillers grains from the United States due to the presence in some shipments of an unapproved genetically modified organism. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distillers grains shipments to China are free of the genetically modified trait. Officials from the United States and China have been unable to agree on testing procedures for distillers grains exported to China. Management expects distillers grains prices to generally follow corn which is expected to decrease in response to a plentiful harvest. Distillers grains prices will also likely decline due to lower demand if end-users switch to lower priced alternatives or if the decrease in export demand persists particularly from China.

We experienced an increase of approximately 0.51% in distillers grains tons sold in the fiscal year ended September 30, 2014 as compared to the same period in 2013 due primarily to increased plant production run rates. Management anticipates that the distillers grains sold by our plant will remain relatively consistent for the fiscal year ended September 30, 2015.

At September 30, 2014, we have forward distillers grains contracts of approximately 105,000 tons at various prices for various delivery periods through June 2015.

Corn Oil

Our revenues from corn oil sales increased approximately 5.77% in the fiscal year ended September 30, 2014 as compared to the same period in 2013 which was primarily a result of an increase in production rates of corn oil in the fiscal year ended September 30, 2014 as compared to the same period in 2013. The average price per pound of corn oil was approximately 15.79% lower for the fiscal year ended September 30, 2014 as compared to the same period in 2013.

Corn oil prices have been relatively steady throughout our fiscal year and management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will remain relatively consistent for the fiscal year ended September 30, 2015.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 72.5% for the fiscal year ended September 30, 2014 as compared to approximately 90.6% for the same period in 2013. This decrease in cost of goods sold as a percentage of revenues was the result of decreased corn prices relative to ethanol prices for the fiscal year ended September 30, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2014, we used approximately 3.79% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2014 compared to the same period in 2013. During the fiscal year ended September 30, 2014, our average price paid per bushel of corn decreased approximately 34.31% as compared to the same period in 2013 due to a plentiful 2013 harvest and in response to reports of a record corn crop for 2014. Corn prices were lower towards the beginning of our fiscal year trending upwards somewhat during our second fiscal quarter. However, corn prices overall were low due to increased supply in our corn supply region. Adequate local corn supplies helped keep corn prices relatively steady during much of our third fiscal quarter until prices declined towards the end of our third fiscal quarter and during our fourth fiscal in response to USDA crop reports projecting a larger crop than previously expected. Management is currently optimistic that corn prices will remain lower throughout the winter as a result of an increase in supply from an abundant 2014 harvest. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At September 30, 2014, we have forward corn purchase contracts for various delivery periods through January 2016 for a total commitment of approximately $14,042,000. Approximately $2,459,000 of the forward corn purchases were with related parties. As of September 30, 2014, we also have open short (selling) positions for 1,695,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 4,460,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through March 2016. For the fiscal years ended September 30, 2014 and 2013, we recorded net losses on our corn derivative contracts of $5,015,169 and gains of $4,610,942, respectively. These losses and gains were recorded against cost of goods sold in the statements of operations and comprehensive income. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013. This increase in cost of natural gas for the fiscal year ended September 30, 2014 as compared to the same period in 2013 was primarily the result of an increase of approximately 49.76% in the average price per MMBTU of our natural gas due to exceptionally cold weather experienced throughout the United States. We also used approximately 0.27% more natural gas for the fiscal year ended September 30, 2014 as compared to the same period in 2013 due to higher production run rates.

Natural gas prices were lower towards the beginning of our fiscal year but increased during our second fiscal quarter due to exceptionally cold weather experienced throughout the United States. Natural gas prices stabilized during our third fiscal quarter declining near the end of the third quarter and during our fourth fiscal quarter in response to warmer weather. Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue at current levels during the fall as natural gas stocks are replenished, then likely rising during the late fall and winter from seasonal demand.

As of September 30, 2014, we have 150,000 open short (selling) positions of natural gas on the New York Mercantile Exchange to hedge our natural gas purchases. We recorded net gains on our natural gas derivative contracts of $51,257 and $24,647 for the fiscal years ended September 30, 2014 and 2013, respectively. These net gains were recorded in our cost of goods sold in our statements of operations and comprehensive income.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1.5% and 1.3% for the fiscal years ended September 30, 2014 and 2013, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2015 fiscal year.

Operating Income

Our income from operations for the fiscal year ended September 30, 2014 was approximately 26% of our revenues compared to operating income of approximately 8% of revenues for the same period in 2013. The increase in operating income for the fiscal year ended September 30, 2014 was primarily the result of decreases in the cost of corn relative to the price of ethanol and distillers grains.

Other Expense

We had other expense of approximately 0.2% of revenues for the fiscal year ended September 30, 2014 compared to other expense of approximately 0.7% of revenues for the same period in 2013. This decrease in other expense for the fiscal year ended September 30, 2014, was primarily due to debt repayment which reduced our interest expense.

Results of Operations for the Fiscal Years Ended September 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2013 and 2012:

	2013		2012
Statement of Operations Data	Amount	%	Amount	%
Revenues	$357,611,814	100.0	$321,194,387	100.0
Cost of Goods Sold	324,122,396	90.6	311,971,054	97.1
Gross Profit	33,489,418	9.4	9,223,333	2.9
Operating Expenses	4,697,637	1.3	4,680,729	1.5
Operating Income	28,791,781	8.1	4,542,604	1.4
Other Expense, net	(2,436,357)	(0.7)	(2,690,624)	(0.8)
Net Income	$26,355,424	7.4	$1,851,980	0.6

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2013 and 2012.

	2013		2012
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$268,890,949	75.2%	$250,212,033	77.9%
Distillers Grains Sales	78,000,528	21.8	61,949,043	19.3
Corn Oil Sales	9,940,405	2.8	8,749,940	2.7
Other Revenue	779,932	0.2	283,371	0.1
Total Revenues	$357,611,814	100%	$321,194,387	100%

Ethanol

Our revenues from ethanol increased for our fiscal year ended September 30, 2013 as compared to our fiscal year ended September 30, 2012. Our increase in revenues was the result of higher ethanol production rates and higher ethanol prices on average in the fiscal year ended September 30, 2013 as compared to the same period in 2012. During the fiscal year ended September 30, 2013, we produced approximately 11% above our nameplate capacity for ethanol production. Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2013 was approximately 5.19% higher than our average price per gallon of ethanol sold for the same period in 2012. We also experienced an increase in the amount of ethanol sold of approximately 2.14% for fiscal year ended September 30, 2013 as compared to the same period in 2012 resulting primarily from an increase in ethanol production rates.

For the fiscal years ended September 30, 2013 and 2012, we recorded net losses on our ethanol derivative contracts of $55,761 and net gains of $974,555, respectively. These gains and losses were recorded with our revenues in the statements of operations and comprehensive income.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2013 as compared to the same period in 2012. This increase was primarily the result of an increase in the average price per ton of distillers grains along with higher sales volumes in the fiscal year ended September 30, 2013 as compared to the same period in 2012. Our average price per ton of distillers grains sold for the fiscal year ended September 30, 2013 was approximately 20.98% higher than our average price per ton of distillers grains sold for the same period in 2012. We also experienced an increase in tons of distillers grains sold of approximately 3.79% for fiscal year ended September 30, 2013 as compared to the same period in 2012 resulting primarily from an increase in ethanol production rates.

Corn Oil

Our revenue from corn oil sales increased in the fiscal year ended September 30, 2013 as compared to the same period in 2012 which was primarily a result of higher yields of corn oil production in the fiscal year ended September 30, 2013 as compared to the same period in 2012 which offset a slight decrease in corn oil prices. During the fiscal year ended September 30, 2013, we sold approximately 23.58% more corn oil as compared to the same period in 2012. The average price per pound of corn oil was approximately 7.32% lower for the fiscal year ended September 30, 2013 as compared to the same period in 2012.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 91% for the fiscal year ended September 30, 2013 as compared to approximately 97% for the same period in 2012. This decrease in cost of goods sold as a percentage of revenues was primarily the result of a decrease in the price of corn relative to the price of ethanol and distillers grains for the fiscal year ended September 30, 2013 as compared to the same period in 2012. Our two largest costs of production are corn and natural gas.

Corn

During the fiscal year ended September 30, 2013, we used approximately 2.14% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2012 due to higher ethanol production rates. During the fiscal year ended September 30, 2013, our average price per bushel of corn increased approximately 3.45% as compared to the same period in 2012.

For the fiscal years ended September 30, 2013 and 2012, we recorded net gains on our corn derivative contracts of $4,610,942 and net losses of $7,004,120, respectively. These gains and losses were recorded against cost of goods sold in the statements of operations and comprehensive income.

Natural Gas

During our fiscal year ended September 30, 2013, we purchased approximately 1.63% more MMBTU's of natural gas as compared to the same period in 2012. Management attributes this increase in natural gas to the increased ethanol production during the year. During the fiscal year ended September 30, 2013, the average price per MMBTU of natural gas increased approximately 25.77% as compared to the same period in 2012.

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

Operating Income

Our income from operations for the fiscal year ended September 30, 2013 was approximately 8% of our revenues compared to an operating income of approximately 1% of our revenues for the same period in 2012. The increase in operating income for the fiscal year ended September 30, 2013 compared to the same period in 2012 was primarily the result of increased ethanol production levels and increases in the price of ethanol and distillers grains relative to the cost of corn.

Other Expense

Our other expense for the fiscal year ended September 30, 2013 was approximately 0.7% of our revenues compared to other expense of approximately 0.8% of revenues for the same period in 2012. Our other expense for the fiscal year ended September 30, 2013 and 2012 consisted primarily of interest expense.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2014

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Current Assets	$60,034,736	$57,914,023
Current Liabilities	13,380,637	13,149,364
Long-term Liabilities	—	24,154,710
Member's Equity	$153,005,428	$131,476,002

We experienced an increase in our total current assets at September 30, 2014 compared to September 30, 2013. The increase is primarily due to an increase in cash of approximately $3,515,000 at September 30, 2014 as compared to September 30, 2013 due to increased operating margins. We also experienced an increase in commodity derivative instruments of approximately $1,681,000 at September 30, 2014 as compared to September 30, 2013. These increases in total current assets were partially offset by a decrease in restricted cash of approximately $974,000 and a decrease in inventories of approximately $2,899,000 due to less inventories on hand and a decline in the average prices of those inventories.

We experienced a decrease in our total current liabilities at September 30, 2014 compared to September 30, 2013. The decrease is primarily due to a decrease in our current maturities of long-term debt of approximately $3,789,000 at September 30, 2014 as compared to September 30, 2013 due to paying off our debt in October 2013. This decrease in total current liabilities was partially offset by an increase in our commodity derivative instruments of approximately $1,090,000 at September 30, 2014 as compared to September 30, 2013 and an increase of approximately $3,055,000 in our accounts payable related to corn due to producers delaying payment on corn they have already delivered.

We experienced a decrease in our long-term liabilities as of September 30, 2014 compared to September 30, 2013. At September 30, 2014, we had no outstanding borrowings in the form of long-term loans, compared to approximately $24,155,000 at September 30, 2013. The decrease is due to our paying the balance of our Declining Note and terminating our interest rate swap in October 2013.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. However, we may seek additional credit in order to complete certain capital improvements as described below. We do not anticipate seeking additional equity financing during our 2015 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2014 and 2013

The following table shows cash flows for the fiscal year ended September 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$101,839,992	$33,430,374
Net cash used for investing activities	(3,967,259)	(683,121)
Net cash used for financing activities	(94,357,457)	(9,213,496)
Net increase in cash	3,515,276	23,533,757
Cash, beginning of period	24,216,700	682,943
Cash, end of period	$27,731,976	$24,216,700

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the fiscal year ended September 30, 2014 as compared to the same period in 2013. Approximately $101,840,000 of cash was provided by operating activities for the fiscal year ended September 30, 2014 as compared to approximately $33,430,000 provided by operating activities for the fiscal year ended September 30, 2013. This was primarily due to an increase in our net income from operations for the fiscal year ended September 30, 2014 to approximately $87,262,000 as compared to net income of approximately $26,355,000 for the same period in 2013. Other changes which resulted in an increase in our cash flow from operations were inventories increased approximately $3,893,000 and accounts payable corn increased approximately $6,913,000.

Cash Flow Used for Investing Activities

Cash used for investing activities was approximately $3,967,000 for the fiscal year ended September 30, 2014 as compared to approximately $683,000 for the same period in 2013. Cash used for investing activities increased due to an increase in capital expenditures for the construction of a new 730,000 bushel grain bin for the fiscal year ended September 30, 2014 as compared to the same period in 2013. This is explained in greater detail below in our discussion of capital improvements.

Cash Flow Used for Financing Activities

Cash used for financing activities was approximately $94,357,000 for the fiscal year ended September 30, 2014 as compared to cash used in financing activities of approximately $9,213,000 for the same period in 2013. This increase was primarily due to an increase in net payments on long term debt to approximately $27,944,000 for the fiscal year ended September 30, 2014 as compared to approximately $3,634,000 for the fiscal year ended September 30, 2013. We also paid distributions of approximately $66,413,000 for the fiscal year ended September 30, 2014 as compared to approximately $5,579,000 for the same period in 2013.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2014, we expect operations to generate adequate cash flows to maintain operations. This expectation assumes that we will be able to sell all the ethanol that is produced at the plant.
Comparison of Cash Flows for Fiscal Years Ended September 30, 2013 and 2012

The following table shows cash flows for the fiscal year ended September 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$33,430,374	$18,003,110
Net cash used for investing activities	(683,121)	(1,231,316)
Net cash used for financing activities	(9,213,496)	(26,890,923)
Net increase (decrease) in cash	23,533,757	(10,119,129)
Cash, beginning of period	682,943	10,802,072
Cash, end of period	$24,216,700	$682,943

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

Cash Flow Used for Investing Activities

Cash used for investing activities was approximately $683,000 for the fiscal year ended September 30, 2013 as compared to approximately $1,231,000 for the same period in 2012. Cash used for investing activities decreased due to a decrease in capital expenditures and an increase in investment proceeds which together more than offset an increase in payments for construction in process for the fiscal year ended September 30, 2013 as compared to the same period in 2012.

Cash Flow Used for Financing Activities

Cash used for financing activities was approximately $9,213,000 for the fiscal year ended September 30, 2013 as compared to cash used for financing activities of approximately $26,891,000 for the same period in 2012. This decrease was primarily due to a decrease in net payments on long term debt to approximately $3,634,000 for the fiscal year ended September 30, 2013 as compared to approximately $20,608,000 for the fiscal year ended September 30, 2012. We also paid distributions of approximately $5,579,000 for the fiscal year ended September 30, 2013 as compared to approximately $6,281,000 for the same period in 2012.

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

Declining Note

The Declining Note had an initial principal balance of $28,889,410 which replaced the fixed rate note that had been established by the earlier loan agreement. The Declining Note incorporated the interest rate swap which fixed the interest rate at 8.11% percent per year until expiration and could be prepaid and amounts borrowed back based on a declining schedule. On October 8, 2013, the interest rate swap was terminated and the the date upon which the Declining Revolving Credit Loan began to revolve was amended from April 8, 2014 to October 8, 2013. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional $16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. On February 27, 2014, we entered into the Second Amendment which reduces the maximum availability under the Declining Note from approximately $26,000,000 to $5,000,000. In addition, we will now be required to make monthly interest payments rather than the quarterly principal and interest payments previously required. The interest rate on the Declining Note is based on the 3-month London Interbank Offered Rate ("LIBOR") plus three hundred basis points. The interest rate at September 30, 2014 was 3.24%. The fair value of the interest rate swap at September 30, 2014 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 7). There were no borrowings outstanding on the Declining Note at September 30, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. On February 27, 2014, the Revolving Credit Note was extended to February 28, 2015. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at September 30, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at September 30, 2014 or September 30, 2013.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2014. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Tax Abatement

In October 2006, the real estate on which our plant was constructed was determined to be an economic revitalization area, which qualified us for tax abatement. The abatement period is for a ten year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2010. The program allows for 100% abatement of property taxes beginning in year 1, and then decreases on a ratable scale so that in year 11 the full amount of property taxes are due and payable. We must apply annually and meet specified criteria to qualify for the abatement program.

Capital Improvements

In September 2013, we began construction on a steel grain bin with an approximate capacity of 730,000 bushels of corn. The new grain bin was placed in service during the first quarter of fiscal year 2014. The cost of constructing the steel grain bin and necessary conveying equipment was approximately $2,400,000. We began installation of certain technologies during our third fiscal quarter which we anticipate will decrease plant downtime, alleviate plant bottlenecks and better utilize fermentation capacities to increase production rates. Installation is expected to be complete during our first fiscal quarter 2015. The cost of these technologies was approximately $1,067,000.

The board of directors has approved a management proposal of a project which is expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve to eighteen months. The plan, as proposed, is expected to cost up to approximately $18,000,000 and will require prior approval from our lender in order to exceed the $5,000,000 covenant limit for capital expenditures for any single fiscal year. Management has discussed the project with our lender on a preliminary basis and our lender has indicated a willingness to discuss the project details and possible waiver of the covenant. However, formal approval of the expenditure has not been obtained from the lender as of the date of this report. If such approval is obtained, we expect to pay for the proposed capital expenditures with cash from our current credit facilities and cash from our operations. We also expect that we may seek up to an additional $13,000,000 in credit from our lender to help pay for the project. We do not currently know whether our lender will agree to expand our current credit facilities or, if it does, upon what terms the additional credit would be extended.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2014:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$4,787,962	$1,172,964	$2,345,928	$1,269,070	$—
Purchase Obligations	14,436,000	14,160,900	275,100	—	—
Total Contractual Cash Obligations	$19,223,962	$15,333,864	$2,621,028	$1,269,070	$—

The operating lease obligations in the table above include our hopper railcars and forklift lease obligations as of September 30, 2014. Purchase obligations consist of forward contracted corn deliveries and forward contracted natural gas purchases.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2014 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

At September 30, 2013, we had an interest rate swap with a fair value of $681,233 recorded as derivative instruments in the current liabilities section of the balance sheet. The interest rate swap was designated as a cash flow hedge. The interest rate swap agreement was terminated in October 2013.

As of September 30, 2014, we have open short (selling) positions for 1,695,000 bushels of corn and long (buying) positions for 4,460,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 30,660,000 gallons of ethanol and long (buying) positions of 11,970,000 gallons of ethanol on the Chicago Board of Trade; and open short (selling) positions of 150,000 MMBTUs of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas positions are forecasted to settle through March 2016, April 2015 and December 2014, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2014. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 300 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at September 30, 2014.

The specifics of the Revolving Credit Note and Declining Note are discussed in greater detail above.

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

As of September 30, 2014, we have open short (selling) positions for 1,695,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 30,660,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade to hedge our forward corn contracts and corn inventory. As of September 30, 2014, we have open long (buying) positions for 4,460,000 bushels of corn on the Chicago Board of Trade and open long (buying) positions for 11,970,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. In addition, we have open short (selling) positions for 150,000 MMBTUs of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through March 2016, ethanol derivatives are forecasted to settle through April 2015 and natural gas derivatives are forecasted to settle through December 2014. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

For the fiscal years ended September 30, 2014, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $5,015,169 and a gain due to the change in fair value of our outstanding ethanol derivative positions of $3,334,054. We also recorded a gain due to changes in fair value of our outstanding natural gas derivative positions of $51,257.

At September 30, 2014, we have committed to purchase approximately 3,346,000 bushels of corn through January 2016 at an average bushel price of $4.20 and the spot price at September 30, 2014 was $2.98 per bushel.   As contracts are delivered, any losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of September 30, 2014, we had price protection in place for approximately 8% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of September 30, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2014	Approximate Adverse Change to Income
Natural Gas	2,706,000	MMBTU	10%	$1,158,275
Ethanol	118,000,000	Gallons	10%	$19,151,400
Corn	37,654,000	Bushels	10%	$11,220,781
DDGs	210,000	Tons	10%	$2,415,170

For comparison purposes, the results of our sensitivity analysis as of September 30, 2013 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2013	Approximate Adverse Change to Income
Natural Gas	3,162,500	MMBTU	10%	$1,220,725
Ethanol	111,680,000	Gallons	10%	$25,128,000
Corn	38,506,000	Bushels	10%	$17,019,652
DDGs	173,000	Tons	10%	$3,892,500

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2014 and 2013, and the related statements of operations and comprehensive income, cash flows, and changes in members' equity for each of the fiscal years in the three year period ended September 30, 2014. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
November 25, 2014

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2014	September 30, 2013

Current Assets
Cash	$27,731,976	$24,216,700
Restricted cash	885,100	1,859,132
Trade accounts receivable	21,766,301	20,857,587
Miscellaneous receivables	5,968	99,008
Inventories	7,425,399	10,324,442
Prepaid and other current assets	529,461	547,913
Commodity derivative instruments	1,690,531	9,241
Total current assets	60,034,736	57,914,023

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	126,234,680	122,831,387
Building	7,018,061	7,007,100
Office equipment	579,019	546,050
Vehicles	31,928	31,928
Construction in process	1,015,044	422,624
	156,003,329	151,963,686
Less accumulated depreciation	(50,370,553)	(41,652,470)
Net property, plant, and equipment	105,632,776	110,311,216

Other Assets
Deposits	—	80,000
Investment	718,553	474,837
Total other assets	718,553	554,837

Total Assets	$166,386,065	$168,780,076

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2014	September 30, 2013

Current Liabilities
Accounts payable	$3,143,834	$3,634,513
Accounts payable-corn	6,058,527	3,003,673
Accrued expenses	2,891,129	1,843,249
Commodity derivative instruments	1,287,147	197,431
Derivative instruments - interest rate swap	—	681,233
Current maturities of long-term debt	—	3,789,265
Total current liabilities	13,380,637	13,149,364

Long-Term Debt	—	24,154,710

Commitments and Contingencies

Members’ Equity
Member contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(681,233)
Retained earnings	82,093,215	61,245,022
Total members' equity	153,005,428	131,476,002

Total Liabilities and Members’ Equity	$166,386,065	$168,780,076

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012

Revenues	$337,355,515	$357,611,814	$321,194,387

Cost of Goods Sold	244,414,762	324,122,396	311,971,054

Gross Profit	92,940,753	33,489,418	9,223,333

Operating Expenses	4,945,382	4,697,637	4,680,729

Operating Income	87,995,371	28,791,781	4,542,604

Other Income (Expense)
Interest income	9,187	15,640	2,808
Interest expense	(728,470)	(2,459,592)	(2,824,100)
Miscellaneous income (expense)	(14,414)	7,595	130,668
Total	(733,697)	(2,436,357)	(2,690,624)

Net Income	$87,261,674	$26,355,424	$1,851,980

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$5,974.37	$1,804.42	$126.80

Distributions Per Unit	$4,547	$382	$430

Comprehensive Income:
Net income	$87,261,674	$26,355,424	$1,851,980
Gain on derivative instruments included in other comprehensive income	681,233	1,405,525	1,396,011
Comprehensive Income	$87,942,907	$27,760,949	$3,247,991

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012

Cash Flows from Operating Activities
Net income	$87,261,674	$26,355,424	$1,851,980
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	8,720,946	8,735,816	8,657,575
Change in fair value of commodity derivative instruments	1,629,858	(4,579,828)	6,089,789
(Gain)/loss on disposal of fixed asset	(1,000)	12,279	562
Non-cash dividend income	(243,716)	—	(21,161)
Change in operating assets and liabilities:
Restricted cash	974,032	1,744,448	(1,244,778)
Trade accounts receivables	(908,714)	928,373	(2,685,118)
Miscellaneous receivable	93,040	93,506	278,889
Inventories	2,899,043	(994,758)	2,403,314
Prepaid and other current assets	18,452	(254,654)	142,023
Deposits	80,000	—	192,250
Derivative instruments	(2,221,432)	3,742,249	(415,720)
Accounts payable	(490,679)	869,621	309,081
Accounts payable-corn	3,054,854	(3,857,937)	2,801,640
Accrued expenses	973,634	635,835	(357,216)
Net cash provided by operating activities	101,839,992	33,430,374	18,003,110

Cash Flows from Investing Activities
Capital expenditures	(3,450,085)	(619,720)	(1,131,855)
Payments for construction in process	(518,174)	(323,163)	(99,461)
Proceeds from sale of equipment	1,000	259,762	—
Net cash used for investing activities	(3,967,259)	(683,121)	(1,231,316)

Cash Flows from Financing Activities
Distributions paid	(66,413,482)	(5,579,492)	(6,280,580)
Payments for capital lease obligations	—	—	(2,010)
Payments on long-term debt	(27,943,975)	(3,634,004)	(20,608,333)
Net cash used for financing activities	(94,357,457)	(9,213,496)	(26,890,923)

Net Increase (Decrease) in Cash	3,515,276	23,533,757	(10,119,129)

Cash – Beginning of Period	24,216,700	682,943	10,802,072

Cash – End of Period	$27,731,976	$24,216,700	$682,943

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2014	September 30, 2013	September 30, 2012

Supplemental Cash Flow Information
Interest paid	$1,255,531	$2,521,245	$3,115,561

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses	$74,246	$374,671	$—
Gain on derivative instruments included in other comprehensive income	$681,233	$1,405,525	$1,396,011
Equipment purchase price adjustment included in accounts payable	$—	$—	$107,213
Capital expenditures included in accrued expenses and accounts receivable	$—	$—	$17,533

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

			Accumulated
			Other
	Member	Retained	Comprehensive
	Contributions	Earnings	Loss
Balance - September 30, 2011	$70,912,213	$44,897,689	$(3,482,769)

Net income for year ended September 30, 2012	—	1,851,980	—

Member Distributions	—	(6,280,578)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	1,396,011

Balance - September 30, 2012	70,912,213	40,469,091	(2,086,758)

Net income for year ended September 30, 2013	—	26,355,424	—

Members Distributions	—	(5,579,492)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	1,405,525

Balance - September 30, 2013	70,912,213	61,245,023	(681,233)

Net income for year ended September 30, 2014	—	87,261,674	—

Members Distributions	—	(66,413,482)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	681,233

Balance - September 30, 2014	$70,912,213	$82,093,215	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2014 and 2013, the Company produced approximately 116 million and 111 million gallons of ethanol, respectively.

Fiscal Reporting Period

The Company has adopted a fiscal year ending September 30 for reporting financial operations and a year ending December 31 for tax return purposes.

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2014 and 2013, the Company determined that an allowance for doubtful accounts was not necessary.

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
September 30, 2014 and 2013

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

Financing Costs

Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when Company draws on the loans. Amortization for the years ended September 30, 2014, 2013 and 2012 was approximately $0, $176,000 and $167,000, respectively.

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities received. Patronage dividends are recognized when received and included within revenue in the statements of operations and comprehensive income.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,382,000, $1,783,000 and $2,841,000 for the years ended September 30, 2014, 2013 and 2012, respectively. Freight was approximately $8,786,000, $6,816,000 and $8,493,000 for the years ended September 30, 2014, 2013 and 2012, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2014 and 2013 due to the short maturity nature of these instruments. The fair value of derivative instruments and debt is disclosed in Note 7.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2014, or 2013 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2014 or 2013.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2014 or 2013. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2010, the Company is no longer subject to U.S. Federal income tax examinations.

2. CONCENTRATIONS

Two major customers accounted for approximately 98% and 97% of the outstanding accounts receivable balance at September 30, 2014 and September 30, 2013, respectively. These same two customers also accounted for approximately 96%, 96% and 97% of revenue for the year ended September 30, 2014, 2013 and 2012, respectively.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2014 and 2013 are as follows:

	2014	2013
Financial statement basis of assets	$166,386,065	$168,780,076
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(91,132,667)	(92,227,825)
Book to tax derivative instruments	(1,690,531)	(9,241)
Capitalized inventory	18,000	50,000
Income tax basis of assets	$75,557,477	$78,569,620

Financial statement basis of liabilities	$13,380,637	$37,304,074
Interest rate swap	—	(681,233)
Book to tax derivative instruments	(1,287,147)	(197,431)
Accrued employee benefits	(788,808)	(483,314)
Income tax basis of liabilities	$11,304,682	$35,942,096

4. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2012 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
January 17, 2012	$430	$6,280,578	February 2012

Distribution dates and amounts for the fiscal year ended September 30, 2013 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 21, 2013	$160	$2,336,960	June 2013
July 16, 2013	222	3,242,532	August 2013
Totals	$382	$5,579,492

Distribution dates and amounts for the fiscal year ended September 30, 2014 are listed in the table below:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 14, 2013	$475	$6,937,850	December 2013
February 11, 2014	1,072	15,657,632	February 2014
May 20, 2014	1,500	21,909,000	May 2014
August 19, 2014	1,500	21,909,000	August 2014
Totals	$4,547	$66,413,482

Subsequent to year end, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014

5.  INVENTORIES

Inventories consist of the following as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Raw materials	$2,860,060	$2,454,803
Work in progress	1,316,664	2,382,833
Finished goods	1,316,482	3,756,410
Spare parts	1,932,193	1,730,396
Total	$7,425,399	$10,324,442

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2014, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through January 2016 for a total commitment of approximately $14,042,000. Approximately $2,459,000 of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at September 30, 2014. At September 30, 2014, the Company has a total commitment of approximately $394,000 of forward, fixed price natural gas purchase contracts through October 2014. In addition, the Company has forward dried distiller grains sales contracts of approximately 105,000 tons at various fixed prices for various delivery periods through June 2015.

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
Notes to Audited Financial Statements
September 30, 2014 and 2013

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

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange and Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle for various delivery periods through March 2016, April 2015 and December 2014, respectively, as of September 30, 2014.

The following table indicates the bushels of corn under derivative contracts as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Short	1,695,000	2,115,000
Long	4,460,000	6,105,000

The following table indicates the gallons of ethanol under derivative contracts as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Short	30,660,000	2,310,000
Long	11,970,000	6,636,000

The following table indicates the MMBTUs of natural gas under derivative contracts as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Short	150,000	—
Long	—	—

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

On October 8, 2013, the Company terminated the interest rate swap and therefore at September 30, 2014, the Company had no amount outstanding on the swap agreement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2014:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$1,690,531	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$1,277,147
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$—	$10,000

As of September 30, 2014 the Company had approximately $885,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal years ended September 30, 2014:

Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$18,636	Interest expense	$681,233	Interest expense	$—

The amount of gain reclassified from accumulated other comprehensive income into net income on derivatives included a reclassification of $681,233 into earnings as interest expense resulting from the termination of the interest rate swap agreement.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal years ended September 30, 2013:

Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized In OCI on Derivative	Location of Loss Reclassified From Accumulated OCI into Income	Amount of Gain Reclassified From Accumulated OCI into Income on Derivative	Location of Gain Recognized in Income	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)
Interest rate swap	$(53,663)	Interest expense	$1,459,188	Interest expense	$—

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2014:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(5,015,169)
Ethanol Derivative Contracts	Revenues	3,334,054
Natural Gas Derivative Contracts	Cost of Goods Sold	51,257
Totals		$(1,629,858)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,610,942
Ethanol Derivative Contracts	Revenues	(55,761)
Natural Gas Derivative Contracts	Cost of Goods Sold	24,647
Totals		$4,579,828

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(1,277,147)	$(1,277,147)	$(1,277,147)	$—	$—
Ethanol Derivative Contracts	$1,690,531	$1,690,531	$1,690,531	$—	$—
Natural Gas Derivative Contracts	$(10,000)	$(10,000)	$(10,000)	$—	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Interest Rate Swap Liability	$(681,233)	$(681,233)	$—	$(681,233)	$—
Corn Derivative Contracts	$(197,431)	$(197,431)	$(197,431)	$—	$—
Ethanol Derivative Contracts	$9,241	$9,241	$9,241	$—	$—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the company's long-term debt, including the short-term portion, at September 30, 2014 and 2013 approximated the carrying value of approximately $0 and $27,900,000, respectively. Fair value was estimated using estimated market interest rates at September 30, 2014 and 2013, which are level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

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

Declining Note

The Declining Note had an initial principal balance of $28,889,410 and incorporated an interest rate swap from the earlier loan agreement which was set to expire on April 8, 2014. The interest rate swap fixed the interest rate at 8.11% per year until expiration. On October 8, 2013, the interest rate swap was terminated. The amount paid upon termination of the interest rate swap was $662,597. In addition, we paid $10,958,643 towards the balance of the Declining Note on October 8, 2013 and an additional$16,985,332 towards the Declining Note to pay the balance in full on October 17, 2013. The interest rate on the Declining Note is now based on the 3-month LIBOR plus three hundred basis points. The interest rate at September 30, 2014 was 3.24%. There were no borrowings outstanding on the Declining Note at September 30, 2014. The fair value of the interest rate swap at September 30, 2014 was $0 and was $681,233 at September 30, 2013 and is included in current liabilities on the balance sheet (Note 6).

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at September 30, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at September 30, 2014 or September 30, 2013.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

9. LEASES

At September 30, 2014, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2014 to September 30, 2015	$1,172,964
October 1, 2015 to September 30, 2016	1,172,964
October 1, 2016 to September 30, 2017	1,172,964
October 1, 2017 to September 30, 2018	1,171,870
October 1, 2018 to September 30, 2019	97,200
Total minimum lease commitments	$4,787,962

10. COMMITMENTS AND CONTINGENCIES

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. At September 30, 2014, there is approximately $222,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.

Tax abatement

In October 2006, the real estate that the plant was developed on was determined to be an economic revitalization area, which qualified the Company for tax abatement. The abatement period is for a 10 year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2011. The program allows for 100% abatement of property taxes

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

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

In February 2010, a lawsuit against the Company was filed by another unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. However, this ruling is subject to appeal. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and in any appeal filed. If the ruling was to be successfully appealed, the Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer does not fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes up to 100% of the contributions of the employee up to 3% of the eligible salary of each employee and an additional 50% of the contributions of the employee up to 5%, for a total contribution by the Company of 4%. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $97,000, $77,000 and $73,000 to the defined contribution plan during the years ended September 30, 2014, 2013 and 2012, respectively.

12. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 78% of total revenues and corn costs average 79% of total cost of goods sold.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2014 and 2013

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

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2014
Revenues	$83,572,765	$73,065,869	$98,631,414	$82,085,467
Gross profit	23,655,549	18,236,113	30,533,700	20,515,391
Operating income	22,434,684	17,150,777	29,360,504	19,049,406
Net income	21,737,799	17,152,209	29,364,504	19,007,162
Basic and diluted earnings per unit	$1,488.28	$1,174.33	$2,010.44	$1,301.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2013
Revenues	$85,083,385	$89,769,233	$95,598,868	$87,160,328
Gross profit (loss)	1,662,161	8,098,414	11,195,787	12,533,056
Operating income (loss)	592,238	6,897,956	9,907,490	11,394,097
Net income (loss)	(61,975)	6,269,242	9,301,752	10,846,405
Basic and diluted earnings (loss) per unit	$(4.24)	$429.22	$636.84	$742.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2012
Revenues	$87,476,615	$77,692,498	$69,530,510	$86,494,764
Gross profit	8,834,094	3,457,382	(872,970)	(2,195,173)
Operating income	7,677,558	2,406,546	(2,333,749)	(3,207,751)
Net income (loss)	6,899,308	1,827,743	(3,011,583)	(3,863,488)
Basic and diluted earnings (loss) per unit	$472.36	$125.14	$(206.19)	$(264.51)

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2014 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2015 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2014 fiscal year. This proxy statement is referred to in this report as the 2015 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 36 of this report.

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
Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.50	Termination Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.50 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.51	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.51 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.51	Employee Bonus Plan for 2013/2014	Exhibit 10.51 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.52	Second Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 6, 2014.

10.53	First Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.		Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.54	Employee Bonus Plan, Amended and Restated for Fiscal Year 2014-15	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2014 and September 30, 2013, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2014, 2013 and 2012, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013, and 2012, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 25, 2014	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 25, 2014	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 25, 2014	/s/ Robert Davis
Robert Davis. Chairman and Director

Date:	November 25, 2014	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 25, 2014	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 25, 2014	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 25, 2014	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 25, 2014	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 25, 2014	/s/ David Matthew Dersch,
David Matthew Dersch, Director

Date:	November 25, 2014	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 25, 2014	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	November 25, 2014	/s/ William Garth
William Garth, Director

Date:	November 25, 2014	/s/ Robert Baker
Robert Baker, Director

Date:	November 25, 2014	/s/ Lewis M. Roch III
Lewis M.Roch III, Director