Form 10-Q
period 2014-12-31
Cardinal Ethanol LLC
filed 2015-02-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2014.

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

As of February 5, 2015, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	December 31, 2014	September 30, 2014
	(Unaudited)
Current Assets
Cash	$30,952,358	$27,731,976
Restricted cash	1,493,294	885,100
Trade accounts receivable	9,492,993	21,766,301
Miscellaneous receivables	115,775	5,968
Inventories	20,708,812	7,425,399
Prepaid and other current assets	838,575	529,461
Commodity derivative instruments	887,671	1,690,531
Total current assets	64,489,478	60,034,736

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	127,295,940	126,234,680
Building	7,018,061	7,018,061
Office equipment	579,019	579,019
Vehicles	31,928	31,928
Construction in process	679,609	1,015,044
	156,729,154	156,003,329
Less accumulated depreciation	(52,580,678)	(50,370,553)
Net property, plant, and equipment	104,148,476	105,632,776

Other Assets
Investment	718,553	718,553
Total other assets	718,553	718,553

Total Assets	$169,356,507	$166,386,065

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2014	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$2,511,763	$3,143,834
Accounts payable-corn	15,922,093	6,058,527
Accrued expenses	2,761,240	2,891,129
Commodity derivative instruments	—	1,287,147
Total current liabilities	21,195,096	13,380,637

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	77,249,198	82,093,215
Total members' equity	148,161,411	153,005,428

Total Liabilities and Members’ Equity	$169,356,507	$166,386,065

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013

Revenues	$65,858,591	$83,572,765

Cost of Goods Sold	44,541,860	59,917,216

Gross Profit	21,316,731	23,655,549

Operating Expenses	1,354,005	1,220,865

Operating Income	19,962,726	22,434,684

Other Income (Expense)
Interest income	—	9,188
Interest expense	—	(726,737)
Miscellaneous income	23,458	20,664
Total	23,458	(696,885)

Net Income	$19,986,184	$21,737,799

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$1,368.35	$1,488.28

Distributions Per Unit	$1,700	$475

Comprehensive Income:
Net income	$19,986,184	$21,737,799
Interest rate swap fair value change and reclassification, net	—	681,233
Comprehensive Income	$19,986,184	$22,419,032

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013

Cash Flows from Operating Activities
Net income	$19,986,184	$21,737,799
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	2,221,712	2,147,942
Change in fair value of commodity derivative instruments	1,489,722	(954,333)
Loss on sale of equipment	(11,827)	—
Change in operating assets and liabilities:
Restricted cash	(608,194)	49,612
Trade accounts receivables	12,273,308	(2,219,499)
Miscellaneous receivable	(109,807)	(23,933)
Inventories	(13,283,413)	(481,480)
Prepaid and other current assets	(309,114)	(223,606)
Deposits	—	80,000
Commodity Derivative instruments	(1,974,009)	182,990
Accounts payable	(632,071)	(1,105,583)
Accounts payable-corn	9,863,566	17,253,811
Accrued expenses	(145,863)	(483,531)
Net cash provided by operating activities	28,760,194	35,960,189

Cash Flows from Investing Activities
Capital expenditures	(744,611)	(1,708,702)
Proceeds from sale of equipment	35,000	—
Net cash used for investing activities	(709,611)	(1,708,702)

Cash Flows from Financing Activities
Distributions paid	(24,830,201)	(6,937,851)
Payments on long-term debt	—	(27,943,975)
Net cash used for financing activities	(24,830,201)	(34,881,826)

Net Increase (Decrease) in Cash	3,220,382	(630,339)

Cash – Beginning of Period	27,731,976	24,216,700

Cash – End of Period	$30,952,358	$23,586,361

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013

Supplemental Cash Flow Information
Interest paid	$—	$1,255,531

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures included in accounts payable	$15,974	$327,832

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2014, contained in the Company's annual report on Form 10-K.

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,222,000 for the three month period ended December 31, 2014. Depreciation for the same period in 2013 was approximately $2,148,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

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

2. CONCENTRATIONS

Two major customers accounted for approximately 98% and 96% of the outstanding accounts receivable balance at December 31, 2014 and September 30, 2014, respectively. These same two customers accounted for approximately 96% of revenue for the three month period ended December 31, 2014. Revenue percentages for the same customer for the three month period ended December 31, 2013 were 97%.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

3.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2014 (Unaudited)	September 30, 2014
Raw materials	$10,961,579	$2,860,060
Work in progress	1,238,089	1,316,664
Finished goods	6,503,542	1,316,482
Spare parts	2,005,602	1,932,193
Total	$20,708,812	$7,425,399

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2014, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through May 2016 for a total commitment of approximately $15,283,000. Approximately $2,432,000 of the forward corn purchases were with a related party. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2014 or September 30, 2014. At December 31, 2014, the Company has forward dried distiller grains sales contracts of approximately 106,000 tons at various fixed prices for various delivery periods through June 2015.

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

The table below shows the underlying quantities of corn, ethanol and natural gas resulting from the short (selling) positions and long (buying) positions that the Company had to hedge its forward corn contracts, corn inventory, ethanol sales and natural gas purchases. Corn positions are traded on the Chicago Board of Trade and ethanol and natural gas positions are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and natural gas derivatives are forecasted to settle for various delivery periods through July 2016, April 2015 and February 2015 respectively, as of December 31, 2014.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

The following table indicates the bushels of corn under derivative contracts as of:

	December 31, 2014	September 30, 2014
Short	4,965,000	1,695,000
Long	5,515,000	4,460,000

The following table indicates the gallons of ethanol under derivative contracts as of:

	December 31, 2014	September 30, 2014
Short	38,220,000	30,660,000
Long	5,670,000	11,970,000

The following table indicates the MMBTUs of natural gas under derivative contracts as of:

	December 31, 2014	September 30, 2014
Short	—	150,000
Long	300,000	—

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

On October 8, 2013, the Company terminated the interest rate swap and therefore at December 31, 2014, the Company had no amount outstanding in the swap agreement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2014:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$495,028	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$361,043	$—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$31,600	$—

As of December 31, 2014 the Company had approximately $1,493,000 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by three brokers.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the three months ended December 31, 2013. There was no effect for the three month period ended December 31, 2014 as the Company terminated the swap agreement in fiscal year 2014.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(119,322)
Ethanol Derivative Contracts	Revenues	(1,554,385)
Natural Gas Derivative Contracts	Cost of Goods Sold	183,985
Totals		$(1,489,722)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2013:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,704,802)
Ethanol Derivative Contracts	Revenues	2,660,651
Natural Gas Derivative Contracts	Cost of Goods Sold	(1,516)
Totals		$954,333

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$361,043	$361,043	$361,043	—	—
Ethanol Derivative Contracts	$495,028	$495,028	$495,028	—	—
Natural Gas Derivative Contracts	$31,600	$31,600	$31,600	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(1,277,147)	$(1,277,147)	$(1,277,147)	—	—
Ethanol Derivative Contracts	$1,690,531	$1,690,531	$1,690,531	—	—
Natural Gas Derivative Contracts	$(10,000)	$(10,000)	$(10,000)	—	—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

6.  BANK FINANCING

On June 10, 2013, the Company closed on a new loan agreement which replaced an earlier agreement. The agreement established two new notes, the Declining Revolving Note (Declining Note) and the Revolving Credit Note in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On October 8, 2013, the Company executed a First Amendment of the First Amended and Restated Construction Loan Agreement (the "First Amendment") with its lender. The First Amendment amended the date upon which the Declining Note began to revolve, from April 8, 2014 to October 8, 2013.

On February 27, 2014, the Company executed a Second Amendment of the First Amended and Restated Construction Loan Agreement (the "Second Amendment") with its lender. The Second Amendment reduced the maximum availability of the Declining Note from approximately $26,000,000 to $5,000,000. In addition, the Company is required to make monthly interest payments on the Declining Note rather than the quarterly principal and interest payments previously required. The Second Amendment also deleted the requirements that the Company make excess cash flow payments and maintain a certain fixed charge coverage ratio, increased the maximum annual capital expenditures limit from $4,000,000 to $5,000,000 and removed all restrictions on redemptions of membership units and distributions to members. Finally, the Second Amendment extended the termination date of the Revolving Credit Note from June 11, 2014 to February 28, 2015.

Declining Note

The Declining Note has a limit of $5,000,000. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at both December 31, 2014 and September 30, 2014 was 3.24%. There were no borrowings outstanding on the Declining Note at December 31, 2014 or September 30, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at December 31, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2014 or September 30, 2014.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants require the Company to maintain a working capital requirement of $15,000,000, and allow the Company $5,000,000 of capital expenditures per year without prior approval.

7. LEASES

At December 31, 2014, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2014

Total
January 1, 2015 to December 31, 2015	$1,172,964
January 1, 2016 to December 31, 2016	1,172,964
January 1, 2017 to December 31, 2017	1,172,964
January 1, 2018 to December 31, 2018	975,829
Total minimum lease commitments	$4,494,721

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2014, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

On November 18, 2014, our board of directors declared a cash distribution of $1,700 per membership unit to the holders of our units of record at the close of business on that date for a total distribution of approximately $24,830,200. The distribution was paid in November 2014.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS statutory volume requirement for 2014 was approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget for review on August 22, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current domestic ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2014 and 2013:

	2014		2013
Statement of Operations Data	Amount	%	Amount	%
Revenue	$65,858,591	100.00	$83,572,765	100.00
Cost of Goods Sold	44,541,860	67.63	59,917,216	71.69
Gross Profit	21,316,731	32.37	23,655,549	28.31
Operating Expenses	1,354,005	2.06	1,220,865	1.46
Operating Income	19,962,726	30.31	22,434,684	26.85
Other Income (Expense), net	23,458	0.04	(696,885)	(0.83)
Net Income	$19,986,184	30.35	$21,737,799	26.02

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$50,580,497	76.80%	$64,904,384	77.66%
Distillers Grains Sales	12,763,953	19.38	16,160,430	19.34
Corn Oil Sales	2,342,672	3.56	2,416,491	2.89
Carbon Dioxide Sales	171,469	0.26	91,460	0.11
Total Revenues	$65,858,591	100.00%	$83,572,765	100.00%

Ethanol

Our revenues from ethanol decreased for the three month period ended December 31, 2014 as compared to the three month period ended December 31, 2013. This decrease in revenues is the result of a decrease in ethanol gallons sold and a decrease in the average price per gallon of ethanol sold for the three month period ended December 31, 2014 as compared to the same period in 2013.

We experienced a decrease in ethanol gallons sold of approximately 10.5% for the three month period ended December 31, 2014 as compared to the same period in 2013 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 16% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent for the remainder of our fiscal year.

Our average price per gallon of ethanol sold for the three month period ended December 31, 2014 was approximately 12.9% lower than our average price per gallon of ethanol sold for the same period in 2013. This decline in average market price is due to several factors. First, a seasonal decline in domestic demand in combination with increased production contributed to an increase in ethanol stocks. The increased ethanol stocks were only partially offset by an increase in exports of domestic ethanol, leading to lower prices. Also, a decline in gasoline prices resulting from depressed crude oil values put further downward pressure on ethanol prices. Finally, lower corn prices during the three month period ended December 31, 2014 as compared to the same period in 2013 due to a plentiful harvest in the fall 2014 have contributed to lower ethanol prices because ethanol prices are historically influenced by changes in corn prices. Although ethanol prices were lower during the three month period ended December 31, 2014 as compared to the same period in 2013, the decline in ethanol prices has been less than the decline in corn prices which created a favorable spread between the price of ethanol and the price of corn and resulted in positive operating margins for the three month period ended December 31, 2014.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices and that declining crude oil prices could have a significant impact on the market price of ethanol and our profitability over the next twelve months. In addition, a softening in domestic demand is expected to continue throughout the winter driving months. This could further increase ethanol stocks and have a continued negative effect on ethanol prices unless additional demand can be created from foreign markets. Finally, if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease further which will negatively impact ethanol prices.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At December 31, 2014, we did not have any gallons of forward ethanol sales contracts. As of December 31, 2014, we had open short (selling) positions for 38,220,000 gallons of ethanol and 5,670,000 open long (buying) position for gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and ethanol inventory. Our ethanol derivatives are forecasted to settle through April 2015. For the three month periods ended December 31, 2014 and 2013, we recorded net losses on our ethanol derivative contracts of $1,554,385 and gains of $2,660,651, respectively. These gains and losses were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the three month period ended December 31, 2014 as compared to the same period in 2013. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended December 31, 2014 compared to the same period in 2013. The average price per ton of distillers grains sold for the three month period ended December 31, 2014 was approximately 21.6% lower than the average price per ton of distillers grains sold for the same period in 2013. This decline in the market price of distillers grains is due in part to significantly lower corn prices during the three month period ended December 31, 2014 as compared to the same period in 2013 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal.

In addition, China, who is a significant consumer of exported distillers grains, announced in June 2014 that it would stop issuing import permits for distillers grains from the United States due to the presence in some shipments of an unapproved genetically modified organism. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distillers grains shipments to China are free of the genetically modified trait. Distillers grains prices remained flat during much of the three month period ended December 31, 2014 as distillers grains exports declined and officials from the United States and China were unable to agree on testing procedures for distillers grains exported to China. However, distillers grains prices increased near the end of the three month period ended December 31, 2014 in response to a resolution of the dispute and a corresponding increase in export demand from China as the market re-opened. Management expects that distillers grains prices will generally follow corn prices. In addition, distillers grains prices will likely decline due to lower demand if end-users switch to lower priced alternatives or if export demand decreases in the future.

We experienced a quantity increase of approximately 0.7% in distillers grains sold in the three month period ended December 31, 2014 as compared to the same period in 2013 due primarily to timing of distillers grains shipments. Management anticipates that the distillers grains sold by our plant will remain relatively consistent.

At December 31, 2014, we have forward distillers grains contracts of approximately 106,000 tons at various prices for various delivery periods through June 2015.

Corn Oil

Our revenues from corn oil sales decreased approximately 3.1% in the three month period ended December 31, 2014 as compared to the same period in 2013 which was primarily a result of a decrease in average price per pound received for our corn oil in the three month period ended December 31, 2014 as compared to the same period in 2013. The average price per pound of corn oil was approximately 6.5% lower for the three month period ended December 31, 2014 as compared to the same period in 2013.

Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will also remain relatively steady.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 67.6% for the three month period ended December 31, 2014 as compared to approximately 71.7% for the same period in 2013. This decrease in cost of goods sold as a percentage of revenues was the result of decreased corn prices relative to the price of ethanol for the three month period ended December 31, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three month period ended December 31, 2014, we used approximately 1.7% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013. During the three month period ended December 31, 2014, our average price paid per bushel of corn decreased approximately 33.6% as compared to the same period in 2013 due to increased supply resulting from a plentiful 2014 harvest in our corn supply region. In addition, corn supplies have been sufficient locally and sourcing corn hasn't been a problem during our first fiscal quarter.

Management is currently optimistic that corn prices will remain lower throughout the winter as a result of an increase in supply from a large 2014 corn harvest in the United States. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise again, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At December 31, 2014, we have forward corn purchase contracts for various delivery periods through May 2016 for a total commitment of approximately $15,283,000. Approximately $2,432,000 of the forward corn purchases were with a related party. As of December 31, 2014 we also have open short (selling) positions for 4,965,000 bushels of corn on the Chicago Board of Trade and long (buying) positions for 5,515,000 bushels of corn on the Chicago Board of Trade to hedge our forward corn contracts and corn inventory. Our corn derivatives are forecasted to settle through July 2016. For the three month periods ended December 31, 2014 and 2013, we recorded net losses on our corn derivative contracts of $119,322 and $1,704,802, respectively. These losses were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our three month period ended December 31, 2014 as compared to the three month period ended December 31, 2013. This increase in cost of natural gas for the three month period ended December 31, 2014 as compared to the same period in 2013 was primarily the result of an increase of approximately 0.9% in the average price per MMBTU of our natural gas. We used approximately 3.6% less natural gas for the three month period ended December 31, 2014 as compared to the same period in 2013 due to higher energy usage efficiencies.

Natural gas prices rose minimally during our first fiscal quarter. Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue to remain at current levels or potentially decline slightly as an increase in natural gas production has replenished stock shortages from last year and are building above five year averages.

For the three month period ended December 31, 2014 and 2013, we recorded net gains on our natural gas derivative contracts of $183,985 and net losses of $1,516, respectively. These net gains and losses were recorded in our cost of goods sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.1% for the three months ended December 31, 2014 compared to operating expense of approximately 1.5% of revenues for the same period in 2013. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2015 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2014 was approximately 30.3% of our revenues compared to operating income of approximately 26.9% of revenues for the same period in 2013. The decrease in operating income for the three month period ended December 31, 2014 was primarily the result of the lower prices we paid for corn relative to the cost of ethanol.

Other Expense

Our other income for the three months ended December 31, 2014 was minimal and our other expense for the same period in 2013 was approximately 0.8%. Our other expense for the three months ended December 31, 2013 consisted primarily of interest expense, which included approximately $663,000 of expense related to the Company's swap agreement.

Changes in Financial Condition for the Three Months Ended December 31, 2014

The following table highlights the changes in our financial condition:

	December 31, 2014 (Unaudited)	September 30, 2014
Current Assets	$64,489,478	$60,034,736
Current Liabilities	$21,195,096	$13,380,637
Member's Equity	$148,161,411	$153,005,428

We experienced an increase in our current assets at December 31, 2014 compared to September 30, 2014. This increase was primarily driven by an increase in our cash and inventories at December 31, 2014 as compared to September 30, 2014. We experienced an increase in our inventories of approximately $13,283,000 at December 31, 2014 as compared to September 30, 2014 due to having more corn and ethanol on hand due to the timing of shipments. These increases were partially offset by a decrease of approximately $12,273,000 in trade accounts receivable at December 31, 2014 compared to September 30, 2014 due to timing of ethanol shipments.

We experienced an increase in our total current liabilities at December 31, 2014 compared to September 30, 2014. The increase is primarily due to an increase in our accounts payable for corn of approximately $9,864,000 at December 31, 2014 as compared to September 30, 2014 due to our vendors deferring payment until the 2015 calendar year. This increase in our accounts payable for corn was partially offset by a decrease in our commodity derivative instruments of approximately $1,287,000 at December 31, 2014 as compared to September 30, 2014 due to the declining corn and ethanol futures prices.

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

The following table shows cash flows for the three months ended December 31:

	2014	2013
Net cash provided by operating activities	$28,760,194	$35,960,189
Net cash used for investing activities	$(709,611)	$(1,708,702)
Net cash used for financing activities	$(24,830,201)	$(34,881,826)
Net increase (decrease) in cash	$3,220,382	$(630,339)
Cash, beginning of period	$27,731,976	$24,216,700
Cash, end of period	$30,952,358	$23,586,361

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the three month period ended December 31, 2014 as compared to the same period in 2013. Approximately $28,760,000 of cash was provided by operating activities for the three month period ended December 31, 2014 as compared to approximately $35,960,000 provided by operating activities for the three month period ended December 31, 2013. This was primarily due to changes in net income for the three month period ended December 31, 2014 compared with the same period in 2013, which was a result of decreased gross profits during the period.

Cash Flow used for Investing Activities

Cash used in investing activities was approximately $710,000 for the three month period ended December 31, 2014 as compared to approximately $1,709,000 for the same period in 2013. Cash used in investing activities decreased due to a decrease in capital expenditures for the three month period ended December 31, 2014 as compared to the same period in 2013. The decrease in capital expenditures is due to the construction of an approximately 730,000 bushel grain bin during the three month period ended December 31, 2013, which was placed in service during the first quarter of fiscal year 2014.

Cash Flow used for Financing Activities

Cash used in financing activities was approximately $24,830,000 for the three month period ended December 31, 2014 as compared to approximately $34,882,000 for the same period in 2013. This decrease was the result of our making no payments on long term debt for the three month period ended December 31, 2014 as compared to approximately $27,944,000 for the three month period ended December 31, 2013. This was partially offset by our making distributions of approximately $24,830,000 for the three month period ended December 31, 2014 as compared to distributions of approximately $6,938,000 for the three month period ended December 31, 2013.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2014 we expect operations to generate adequate cash flows to maintain operations.

Short and Long Term Debt Sources

On June 10, 2013, we closed on a loan agreement with First National Bank of Omaha ("FNBO"), the First Amended and Restated Construction Loan Agreement which replaced an earlier agreement and established two new notes, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note. In exchange, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On October 8, 2013, we executed a First Amendment of the First Amended and Restated Construction Loan Agreement (the "First Amendment") with FNBO which amended the date upon which the Declining Note began to revolve from April 8, 2014 to October 8, 2013.
On February 27, 2014, we entered into a Second Amendment of First Amended and Restated Construction Loan Agreement (the "Second Amendment") that amended the First Amended and Restated Construction Loan Agreement dated June 10, 2013. The Second Amendment reduced the maximum availability of the Declining Note from approximately $26,000,000 to $5,000,000. In addition, we are required to make monthly interest payments on the Declining Note rather than the quarterly principal and interest payments previously required. The Second Amendment also deleted the requirements that we make excess cash flow payments and maintain a certain fixed charge coverage ratio, increased the maximum annual capital expenditures from $4,000,000 to $5,000,000 and removed the restrictions on redemptions of units and distributions to members. Finally, the Second Amendment extended the termination date of the Revolving Credit Note from June 11, 2014 to February 28, 2015.

Declining Note

The Declining Note currently has a limit of $5,000,000. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at December 31, 2014 was 3.24%. There were no borrowings outstanding on the Declining Note at December 31, 2014 or September 30, 2014. We have begun negotiations with FNBO to increase the $5,000,000 limit on the Declining Note for capital expansion purposes. However, no definitive agreements have been executed.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit note is based on the 1-month LIBOR plus three hundred basis points. The interest rate at December 31, 2014 was 3.16%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2014 or September 30, 2014. We have begun negotiations with FNBO to renew the Revolving Credit Note for another one year until February 28, 2016. However, no definitive agreements have been executed.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2014. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We began installation of certain technologies during our third fiscal quarter 2014 which we anticipate will decrease plant downtime, alleviate plant bottlenecks and better utilize fermentation capacities to increase production rates. Installation was completed during our first fiscal quarter 2015. The cost of these technologies was approximately $1,067,000.

The board of directors has approved a management proposal of a project which is expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve to eighteen months. The plan, as proposed, is expected to cost up to approximately $18,000,000 and will require prior approval from our lender in order to exceed the $5,000,000 covenant limit for capital expenditures for any single fiscal year. Management has discussed the project with our lender on a preliminary basis and our lender has indicated a willingness to discuss a possible waiver of the covenant and potentially an expansion of our current credit facilities. However, formal approval of the expenditure has not been obtained from the lender as of the date of this report and definitive agreements have not been executed. If such approval is obtained, we expect to pay for the proposed capital expenditures with cash from our current credit facilities and cash from operations. We also expect that we may seek up to an additional $13,000,000 in credit from our lender to help pay for the project. We do not currently know whether our lender will agree to expand our current credit facilities or, if it does, upon what terms the additional credit would be extended.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three month period ended December 31, 2014.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 300 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at December 31, 2014.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller's grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

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

As of December 31, 2014, we have open short (selling) positions for 4,965,000 bushels of corn on the Chicago Board of Trade and open short (selling) positions for 38,220,000 gallons of ethanol on the New York Mercantile Exchange to hedge our forward corn contracts and corn inventory. As of December 31, 2014, we have open long (buying) positions for 5,515,000 bushels of corn on the Chicago Board of Trade. We have open long (buying) positions for 5,670,000 gallons of ethanol on the New York Mercantile Exchange and Chicago Board of Trade. We have open long (buying) positions for 300,000 MMBTU's of natural gas on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes. Corn derivatives are forecasted to settle through July 2016 and ethanol derivatives are forecasted to settle through April 2015. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. For the three month period ended December 31, 2014, we recorded a loss due to the change in fair value of our outstanding corn derivative positions of $119,322 and a loss due to the change in fair value of our outstanding ethanol derivative positions of $1,554,385. We recorded a gain due to the change in fair value of our outstanding natural gas derivative positions of $183,985 for the three month period ended December 31, 2014.

At December 31, 2014, we have committed to purchase approximately 3,617,000 bushels of corn through May 2016 at an average bushel price of $4.22 and the spot price at December 31, 2014 was $3.97 per bushel.   As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us. As of December 31, 2014, we had price protection in place for approximately 9% of our anticipated corn needs for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol and distillers grains price as of December 31, 2014 of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2014. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2014	Approximate Adverse Change to Income
Natural Gas	2,728,000	MMBTU	10%	$887,000
Ethanol	118,000,000	Gallons	10%	$20,532,000
Corn	37,383,000	Bushels	10%	$14,841,000
DDGs	209,000	Tons	10%	$3,820,000

Liability Risk

We participate in a captive reinsurance company (the “Captive”).  The Captive re-insures losses related to worker's compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive re-insurer.  The Captive re-insures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed in excess of the amount in the collateral fund.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of fiscal 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation ("GS CleanTech") filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that the Company's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech. GS CleanTech sought royalties and damages associated with the alleged infringement, as well as attorney's fees from the Company. GS CleanTech subsequently filed actions against at least fourteen other ethanol producing companies for infringement of its patent rights, adding several additional patents. GS CleanTech successfully petitioned for the cases to be joined in a multi-district litigation ("MDL") which was assigned to the United States District Court for the Southern District of Indiana (Case No. 1:10-ml-02181). We subsequently answered and counterclaimed that the patent claims at issue are invalid and that the Company is not infringing.

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. We expect that GS CleanTech will appeal the ruling on the motions for summary judgment. However, no appeal has yet been filed as one counterclaim related to allegations of equitable conduct by GS CleanTech was not resolved by the rulings on summary judgment and is still pending.

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

Item 1A.    Risk Factors

There have been no material changes in the risks that we face since the date when we filed our 2014 Annual Report on Form 10-K.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2014 and September 30, 2014, (ii) Condensed Statements of Operations and Comprehensive Income for the three months ended December 31, 2014 and 2013, (iii) Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 5, 2015	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2015	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)