Form 10-Q
period 2015-03-31
Cardinal Ethanol LLC
filed 2015-05-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015.

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

As of May 5, 2015, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	March 31, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash	$17,287,788	$27,731,976
Restricted cash	693,989	885,100
Trade accounts receivable	13,675,823	21,766,301
Miscellaneous receivables	95,519	5,968
Inventories	15,556,275	7,425,399
Prepaid and other current assets	732,260	529,461
Commodity derivative instruments	921,721	1,690,531
Total current assets	48,963,375	60,034,736

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	127,314,871	126,234,680
Building	7,018,061	7,018,061
Office equipment	579,019	579,019
Vehicles	31,928	31,928
Construction in process	1,781,067	1,015,044
	157,849,543	156,003,329
Less accumulated depreciation	(54,816,878)	(50,370,553)
Net property, plant, and equipment	103,032,665	105,632,776

Other Assets
Investment	823,495	718,553
Total other assets	823,495	718,553

Total Assets	$152,819,535	$166,386,065

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2015	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$3,525,073	$3,143,834
Accounts payable-corn	8,350,302	6,058,527
Accrued expenses	3,026,741	2,891,129
Commodity derivative instruments	156,536	1,287,147
Total current liabilities	15,058,652	13,380,637

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	66,848,670	82,093,215
Total members' equity	137,760,883	153,005,428

Total Liabilities and Members’ Equity	$152,819,535	$166,386,065

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$59,944,217	$73,065,869	$125,802,808	$156,638,634

Cost of Goods Sold	54,593,946	54,829,756	99,135,806	114,746,972

Gross Profit	5,350,271	18,236,113	26,667,002	41,891,662

Operating Expenses	1,148,022	1,085,336	2,502,027	2,306,201

Operating Income	4,202,249	17,150,777	24,164,975	39,585,461

Other Income (Expense)
Interest income	—	—	—	9,188
Interest expense	—	—	—	(726,737)
Miscellaneous income	3,224	1,432	26,682	22,096
Total	3,224	1,432	26,682	(695,453)

Net Income	$4,205,473	$17,152,209	$24,191,657	$38,890,008

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$287.93	$1,174.33	$1,656.28	$2,662.61

Distributions Per Unit	$1,000	$1,072	$2,700	$1,547

Comprehensive Income:
Net income	$4,205,473	$17,152,209	$24,191,657	$38,890,008
Interest rate swap fair value change and reclassification, net	—	—	—	681,233
Comprehensive Income	$4,205,473	$17,152,209	$24,191,657	$39,571,241

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014

Cash Flows from Operating Activities
Net income	$24,191,657	$38,890,008
Adjustments to reconcile net income to net cash from operations:
Depreciation	4,457,912	4,319,993
Change in fair value of commodity derivative instruments	(284,690)	279,510
Gain on sale of equipment	(11,827)	—
Non-cash dividend income	(104,942)	(243,716)
Change in operating assets and liabilities:
Restricted cash	191,111	(4,805,972)
Trade accounts receivables	8,090,478	3,272,538
Miscellaneous receivable	(89,551)	51,612
Inventories	(8,130,876)	(6,341,691)
Prepaid and other current assets	(202,798)	(222,722)
Deposits	—	80,000
Commodity derivative instruments	(77,111)	3,063,574
Accounts payable	381,239	435,254
Accounts payable-corn	2,291,775	2,466,174
Accrued expenses	(274,681)	(351,302)
Net cash provided by operating activities	30,427,696	40,893,260

Cash Flows from Investing Activities
Capital expenditures	(27,683)	(2,650,741)
Payments for construction in progress	(1,442,999)	(170,443)
Proceeds from sale of equipment	35,000	—
Net cash used for investing activities	(1,435,682)	(2,821,184)

Cash Flows from Financing Activities
Distributions paid	(39,436,202)	(22,595,484)
Payments on long-term debt	—	(27,943,975)
Net cash used for financing activities	(39,436,202)	(50,539,459)

Net Decrease in Cash	(10,444,188)	(12,467,383)

Cash – Beginning of Period	27,731,976	24,216,700

Cash – End of Period	$17,287,788	$11,749,317

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014

Supplemental Cash Flow Information
Interest paid	$—	$1,255,531

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$212,865
Construction in process included in accrued expenses	$410,292	$191,838

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

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

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,236,000 and $4,458,000 for the three and six month periods ended March 31, 2015. Depreciation for the same periods in 2014 was approximately $2,172,000 and $4,320,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

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

2. CONCENTRATIONS

Two major customers accounted for approximately 98% of the outstanding accounts receivable balance at March 31, 2015 and September 30, 2014. These same two customers accounted for approximately 96% of revenue for both the three and six month periods ended March 31, 2015. Revenue percentages for the same customer for both the three and six month periods ended March 31, 2014 were 96%.

3.  INVENTORIES

Inventories consist of the following as of:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

	March 31, 2015 (Unaudited)	September 30, 2014
Raw materials	$8,667,012	$2,860,060
Work in progress	1,247,339	1,316,664
Finished goods	3,475,452	1,316,482
Spare parts	2,166,472	1,932,193
Total	$15,556,275	$7,425,399

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2015, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through May 2016 for approximately 10.2% of expected production needs for the next twelve months. Approximately 8.3% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2015 or September 30, 2014. At March 31, 2015, the Company had forward dried distiller grains sales contracts for approximately 26.2% of expected production for the next twelve months at various fixed prices for various delivery periods through September 2015. Also, at March 31, 2015, we had forward corn oil contracts for approximately 7.3% of expected production for the next twelve months at various prices for various delivery periods through April 2015.

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

At March 31, 2015, the Company had a net short (selling) position of 775,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net long (buying) position of 2,765,000 bushels of corn under derivative contracts as of September 30, 2014. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through July 2016, as of March 31, 2015. At March 31, 2015, the Company had a net short (selling) position of 17,850,000 gallons of ethanol under derivative contracts used to hedge its forward ethanol sales. The Company had a net short (selling) position of 18,690,000 gallons of ethanol under derivative contracts as of September 30, 2014. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through July 2015, as of March 31, 2015. Also, at March 31, 2015, the Company had a net long (buying) position of 200,000 MMBTUs of natural gas under derivative contracts used to hedge its forward natural gas purchases. The Company had a net short (selling) position of 150,000 MMBTUs of natural gas under derivative contracts as of September 30, 2014. These natural gas derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through July 2015, as of March 31, 2015. These derivatives have not been designated as an effective hedge for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

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

On October 8, 2013, the Company terminated the interest rate swap and therefore at March 31, 2015, the Company had no amount outstanding in the swap agreement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$804,071	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$156,536
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$117,650	$—

As of March 31, 2015 the Company had approximately $694,000 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by three brokers. The Company currently utilized three brokerage accounts, and subsequent to the fiscal quarter ended March 31, 2015, the Company had a margin call of $270,000 in order to maintain their minimum maintenance requirements.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$80,628
Ethanol Derivative Contracts	Revenues	1,787,794
Natural Gas Derivative Contracts	Cost of Goods Sold	(94,009)
Totals		$1,774,413

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2014:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,214,731
Ethanol Derivative Contracts	Revenues	(4,435,605)
Natural Gas Derivative Contracts	Cost of Goods Sold	(12,969)
Totals		$(1,233,843)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(38,694)
Ethanol Derivative Contracts	Revenues	$233,409
Natural Gas Derivative Contracts	Cost of Goods Sold	89,975
Totals		$284,690

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,509,930
Ethanol Derivative Contracts	Revenues	$(1,774,955)
Natural Gas Derivative Contracts	Cost of Goods Sold	(14,485)
Totals		$(279,510)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(156,536)	$(156,536)	$(156,536)	—	—
Ethanol Derivative Contracts	$804,071	$804,071	$804,071	—	—
Natural Gas Derivative Contracts	$117,650	$117,650	$117,650	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(1,277,147)	$(1,277,147)	$(1,277,147)	—	—
Ethanol Derivative Contracts	$1,690,531	$1,690,531	$1,690,531	—	—
Natural Gas Derivative Contracts	$(10,000)	$(10,000)	$(10,000)	—	—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

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

On March 13, 2015, the Company executed a Third Amendment of First Amended and Restated Construction Loan Agreement (the "Third Amendment") with its lender. The Third Amendment had an effective date of February 28, 2015. The Third Amendment extended the termination date of the Revolving Credit Loan from February 28, 2015 to March 31, 2015.

On April 22, 2015, the Company executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with its lender (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points.

Declining Note

The Declining Note has a limit of $5,000,000. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at both March 31, 2015 and September 30, 2014 was 3.28%. There were no borrowings outstanding on the Declining Note at March 31, 2015 or September 30, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note was formerly based on the 1-month LIBOR plus three hundred basis points but was changed pursuant to the Fourth Amendment to the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2015 was 3.18%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2015 or September 30, 2014.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants require the Company to maintain a working capital requirement of $15,000,000, and allow the Company $5,000,000 of capital expenditures per year without prior approval.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

7. LEASES

At March 31, 2015, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2015 to March 31, 2016	$1,172,964
April 1, 2016 to March 31, 2017	1,172,964
April 1, 2017 to March 31, 2018	1,172,964
April 1, 2018 to March 31, 2019	682,588
Total minimum lease commitments	$4,201,480

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

If the ruling was to be successfully appealed, the Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded, if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.The board of directors has approved a management proposal of a project which is expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve to eighteen months. The plan is expected to cost approximately $18,300,000. In connection with the expansion, the Company executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at the plant for a fixed price of approximately $7,000,000, subject to execution of written change orders for modifications. This phase of the project is expected to be completed by the end of our the 2015 fiscal year.

The Company will require an expansion of its current credit facilities in order to fund the project. The board of directors recently approved a term sheet provided by the Company's lender which proposes an increase in the maximum availability of the Declining Note from $5,000,000 to $20,000,000 with the purpose of facilitating the construction of the expansion project. The lender has agreed to exclude the expansion project from the loan covenant that requires us to obtain a waiver for expenditures in excess of $5,000,000 per year. The term sheet proposes quarterly interest payments during the draw period ending February 28, 2016. The Declining Note would be amortized over seven years on or before the draw period ending February 28, 2016, with a final maturity date of February 28, 2021. The term sheet also proposes to lower the interest rate on the Declining Note to the 3-month LIBOR plus two hundred ninety basis points and would reinstate a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly and based on a rolling four quarters upon completion of the expansion project. Finally, the Company would pay a $45,000 commitment fee in connection with the transaction. These terms have been negotiated with the Company's lender, but are not final and are subject to execution of definitive agreements. There is no assurance that definitive agreements will be signed or that, if they are signed, the terms will be as proposed in the term sheet.

On March 27, 2015, the Company sent advance written notice of termination to U.S. Energy Services, Inc. of the Energy Management Agreement dated January 23, 2006 between the Company and U.S. Energy Services, Inc. (the “U.S. Energy Agreement”).  The termination of the U.S. Energy Agreement will be effective on June 1, 2015.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2015

The U.S. Energy Agreement will be replaced by an agreement we executed on April 1, 2015, with Capstone Energy Services, LLC (the "Capstone Agreement"). The term of the Capstone Agreement commences on June 1, 2015, and continues for one year unless earlier terminated due to an event of default. Following the expiration of the initial one-year term, the Capstone Agreement will be on a month-to-month basis and may be terminated by either party upon sixty days prior written notice.

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 77% of total revenues and corn costs average 78% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

On February 10, 2015, our the board of directors declared a cash distribution of $1,000 per membership unit to the holders of units of record at the close of business on February 10, 2015, for a total distribution of $14,606,000. The distribution was paid on February 26, 2015.

On March 13, 2015, we executed a Third Amendment of First Amended and Restated Construction Loan Agreement (the "Third Amendment") with our primary lender, First National Bank of Omaha ("FNBO"). The Third Amendment had an effective date of February 28, 2015, and amended the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Construction Loan Agreement"). The Third Amendment extended the termination date of the Revolving Credit Loan from February 28, 2015 to March 31, 2015. On April 22, 2015, we executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points.

On March 27, 2015, the Company sent advance written notice of termination to U.S. Energy Services, Inc. of the Energy Management Agreement dated January 23, 2006 between the Company and U.S. Energy Services, Inc. (the “U.S. Energy Agreement”).  The term of the U.S. Energy Agreement is month-to-month and may be terminated by either party upon sixty days prior written notice.  The termination of the U.S. Energy Agreement will be effective on June 1, 2015.

On April 1, 2015, we executed an Energy Management Services Agreement (the "Capstone Agreement") with Capstone Energy Services, LLC ("Capstone"). In exchange for payment of a monthly fee, Capstone will provide us with analysis and recommendations regarding energy procurement, transportation, storage and risk management. In addition, Capstone will negotiate and administer energy purchase, supply and transportation agreements on our behalf and manage daily and monthly supply and delivery of energy to the plant. The term of the Capstone Agreement commences on June 1, 2015, and continues for one year unless earlier terminated due to an event of default. Following the expiration of the initial one-year term, the Capstone Agreement will be on a month-to-month basis and may be terminated by either party upon sixty days prior written notice.

We are planning to add storage capacity to our plant and increase production capacity to near 135 million gallons over the next twelve to eighteen months. The plan is expected to cost approximately $18,300,000. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $7,000,000, subject to execution of written change orders for modifications. This phase of the project is expected to be completed by the end of our the 2015 fiscal year.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenue	$59,944,217	100.00	$73,065,869	100.00
Cost of Goods Sold	54,593,946	91.07	54,829,756	75.04
Gross Profit	5,350,271	8.93	18,236,113	24.96
Operating Expenses	1,148,022	1.92	1,085,336	1.49
Operating Income	4,202,249	7.01	17,150,777	23.47
Other Income, net	3,224	0.01	1,432	—
Net Income	$4,205,473	7.02	$17,152,209	23.47

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$46,094,145	76.90%	$55,126,984	75.45%
Distillers Grains Sales	11,620,651	19.39	14,807,907	20.27
Corn Oil Sales	1,991,799	3.32	2,680,276	3.67
Carbon Dioxide Sales	62,720	0.10	83,230	0.11
Other Revenue	174,902	0.29	367,472	0.50
Total Revenues	$59,944,217	100.00%	$73,065,869	100.00%

Ethanol

Our revenues from ethanol decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease in revenues is the result of a decrease in the average price per gallon of ethanol sold for the three months ended March 31, 2015 as compared to the same period in 2014.

We experienced an increase in ethanol gallons sold of approximately 19.3% for the three months ended March 31, 2015 as compared to the same period in 2014 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 16% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will remain relatively consistent for the remainder of our fiscal year.

Our average price per gallon of ethanol sold for the three months ended March 31, 2015 was approximately 30.0% lower than our average price per gallon of ethanol sold for the same period in 2014. This decline in average market price is due to several factors. A seasonal decline in domestic demand in combination with increased production and a decrease in ethanol exports all contributed to an increase in ethanol stocks. In addition, a decline in gasoline prices resulting from depressed crude oil values put further downward pressure on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If crude oil prices continue to stay at current low levels that could continue to have a significant negative impact on the market price of ethanol and our profitability particularly if ethanol stocks remain high. In addition, if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease further which will negatively impact ethanol prices.

In the ordinary course of business, we enter into forward contracts for our commodity purchases and sales. At March 31, 2015, we did not have any gallons of forward ethanol sales contracts. At March 31, 2015, we had a net short (selling) position of 17,850,000 gallons of ethanol under derivative contracts used to hedge our forward ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through July 2015. For the three months ended March 31, 2015 and 2014, we recorded net gains on our ethanol derivative contracts of $1,787,794 and losses of $4,435,605, respectively. These gains and losses were recorded with our revenues in the condensed statements of operations and comprehensive income.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended March 31, 2015 as compared to the same period in 2014. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended March 31, 2015 compared to the same period in 2014. The average price per ton of distillers grains sold for the three months ended March 31, 2015 was approximately 21.3% lower than the average price per ton of distillers grains sold for the same period in 2014. This decline in the market price of distillers grains is due to the decline in corn prices of which distillers prices are directly correlated.

Distillers grains prices will likely continue to be supported so long as export demand from China continues at high levels. China, who is a significant consumer of exported distillers grains, stopped issuing import permits for distillers grains from the United States last June due to the presence in some shipments of an unapproved genetically modified organism. This dispute was resolved and the Chinese market reopened in December 2014. However, distillers grains prices could face downward pressure if domestic demand were to soften because end-users switch to lower priced alternatives.

We sold approximately 0.1% less distillers grains in the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to timing of distillers grains shipments. Management anticipates that the distillers grains sold by our plant will remain relatively consistent.

At March 31, 2015, we had forward dried distiller grains sales contracts in place for approximately 26.2% of expected production for the next twelve months at various fixed prices for various delivery periods through September 2015.

Corn Oil

Our revenues from corn oil sales decreased approximately 25.7% in the three months ended March 31, 2015 as compared to the same period in 2014 which was primarily a result of a decrease the pounds of corn oil sold and in the average price per pound received for our corn oil in the three months ended March 31, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 9.7% lower for the three months ended March 31, 2015 as compared to the same period in 2014 due to increased local supplies. We sold approximately 15.8% less corn oil in the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to decreased oil extraction rates per bushel of corn.

Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will also remain relatively steady.

At March 31, 2015, we had forward corn oil contracts in place for approximately 7.3% of expected production for the next twelve months at various prices for various delivery periods through April 2015.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 91.0% for the three months ended March 31, 2015 as compared to approximately 75.0% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was the result of increased corn prices relative to the price of ethanol for the three months ended March 31, 2015 as compared to the same period in 2014. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2015, we used approximately 1.4% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. During the three months ended March 31, 2015, our average price paid per bushel of corn increased approximately 12.0% as compared to the same period in 2014 due to increased demand in our corn supply region. However, corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our second fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Management expects that corn prices will be impacted depending on the progress of spring planting and the growing season. In addition, if producers plant fewer acres or if corn yields are low for the fall harvest, the price of corn could increase. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases. At March 31, 2015, we had forward corn purchase contracts at various fixed prices for various delivery periods through May 2016 for approximately 10.2% of our expected production needs for the next twelve months. Approximately $0 of the forward corn purchases were with related parties. At March 31, 2015, we had a net short (selling) position of 775,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through July 2016. For the three months ended March 31, 2015 and 2014, we recorded net gains on our corn derivative contracts of $80,628 and $3,214,731, respectively. These gains were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease in cost of natural gas for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily the result of a decrease of approximately 62.9% in the average price per MMBTU of our natural gas due to plentiful supply. We also used approximately 8.1% less natural gas for the three months ended March 31, 2015 as compared to the same period in 2014 due to higher energy usage efficiencies.

Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue to remain at current levels as natural gas production has replenished stock shortages from last year and is building above five year averages.

As of March 31, 2015, we had a net long (buying) position of 200,000 MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases. These natural gas derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through July 2015. For the three months ended March 31, 2015 and 2014, we recorded net losses on our natural gas derivative contracts of $94,009 and $12,969, respectively. These net losses were recorded in our cost of goods sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1.9% for the three months ended March 31, 2015 compared to operating expenses of approximately 1.5% of revenues for the same period in 2014. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2015 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2015 was approximately 7.0% of our revenues compared to operating income of approximately 23.0% of revenues for the same period in 2014. The decrease in operating income for the three months ended March 31, 2015 was primarily the result of the decreased ethanol prices relative to the price of corn.

Other Expense

Our other income for the three months ended March 31, 2015 and the same period in 2014 was minimal. Our other income for the three months ended March 31, 2015 and March 31, 2014 consisted primarily of miscellaneous and rent income.

Results of Operations for the Six Months Ended March 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenue	$125,802,808	100.00	$156,638,634	100.00
Cost of Goods Sold	99,135,806	78.80	114,746,972	73.26
Gross Profit	26,667,002	21.20	41,891,662	26.74
Operating Expenses	2,502,027	1.99	2,306,201	1.47
Operating Income	24,164,975	19.21	39,585,461	25.27
Other Income (Expense), net	26,682	0.02	(695,453)	(0.44)
Net Income	$24,191,657	19.23	$38,890,008	24.83

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$96,674,641	76.85%	$120,031,369	76.63%
Distillers Grains Sales	24,384,605	19.38	30,968,336	19.77
Corn Oil Sales	4,334,472	3.45	5,096,767	3.25
Carbon Dioxide Sales	151,705	0.12	174,690	0.12
Other Revnues	257,385	0.20	367,472	0.23
Total Revenues	$125,802,808	100.00%	$156,638,634	100.00%

Ethanol

Our revenues from ethanol decreased for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. This decrease in revenues is the result of a decrease in the average price per gallon of ethanol sold for the six months ended March 31, 2015 as compared to the same period in 2014.

We experienced an increase in ethanol gallons sold of approximately 3.5% for the six months ended March 31, 2015 as compared to the same period in 2014 resulting primarily from timing of ethanol shipments.

Our average price per gallon of ethanol sold for the six months ended March 31, 2015 was approximately 22.4% lower than our average price per gallon of ethanol sold for the same period in 2014 due primarily to increased domestic ethanol stocks and a decline in gasoline prices and crude oil values.

For the six months ended March 31, 2015 and 2014, we recorded net gains on our ethanol derivative contracts of $233,409 and losses of $1,774,955, respectively. These gains and losses were recorded with our revenues in the statement of operations.

Distillers Grains

Our revenues from distillers grains decreased in the six months ended March 31, 2015 as compared to the same period in 2014. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended March 31, 2015 compared to the same period in 2014. The average price per ton of distillers grains sold for the six months ended March 31, 2015 was approximately 21.6% lower than the average price per ton of distillers grains sold for the same period in 2014 due primarily to lower corn prices during the six months ended March 31, 2015 as compared to the same period in 2014 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal.

We sold approximately 0.3% less distillers grains in the six months ended March 31, 2015 as compared to the same period in 2014 due primarily to timing of distillers grains shipments.

Corn Oil

Our revenues from corn oil sales decreased approximately 15.0% in the six months ended March 31, 2015 as compared to the same period in 2014 which was primarily a result of a decrease in corn oil sold and in average price per pound received for our corn oil in the six months ended March 31, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 9.7% lower for the six months ended March 31, 2015 as compared to the same period in 2014 due primarily to increased local supplies. We also sold 15.8% less pounds of corn oil in the six months ended March 31, 2015 as compared to the same period in 2014 due primarily to decreased oil extraction rates per bushel of corn.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 79.0% for the six months ended March 31, 2015 as compared to approximately 73.0% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was primarily the result of decreased ethanol prices relative to the cost of corn for the six months ended March 31, 2015 as compared to the same period in 2014. Our two largest costs of production are corn and natural gas.

Corn

During the six months ended March 31, 2015, we used approximately 1.8% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. During the six months ended March 31, 2015, our average price paid per bushel of corn decreased approximately 13.5% as compared to the same period in 2014 due to increased supply resulting from a plentiful 2014 harvest in our corn supply region.

For the six months ended March 31, 2015 and 2014, we recorded net losses on our corn derivative contracts of $38,694 and gains of $1,509,930, respectively. These losses and gains were recorded against cost of goods sold in the statement of operations. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our six months ended March 31, 2015 as compared to the same period in 2014. This decrease in cost of natural gas for the six months ended March 31, 2015 as compared to the same period in 2014 was primarily the result of a decrease of approximately 44.5% in the average price per MMBTU of natural gas due primarily to plentiful supply. We also used approximately 4.9% less natural gas for the six months ended March 31, 2015 as compared to the same period in 2014 due to higher energy usage efficiencies.

For the six months ended March 31, 2015 and 2014, we recorded net gains on our natural gas derivative contracts of $89,975 and net losses of $14,485, respectively. These net gains and losses were recorded in our cost of goods sold in our statement of operations.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.0% for the six months ended March 31, 2015 compared to operating expense of approximately 1.5% of revenues for the same period in 2014. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2015 fiscal year.

Operating Income

Our income from operations for the six months ended March 31, 2015 was approximately 19.0% of our revenues compared to operating income of approximately 25.0% of revenues for the same period in 2014. The decrease in operating income for the six months ended March 31, 2015 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

Our other income for the six months ended March 31, 2015 was minimal and other expense for the same period in 2014 was approximately 0.4%. Our other expense for the six months ended March 31, 2014 consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2015

The following table highlights the changes in our financial condition:

	March 31, 2015 (Unaudited)	September 30, 2014
Current Assets	$48,963,375	$60,034,736
Current Liabilities	$15,058,652	$13,380,637
Member's Equity	$137,760,883	$153,005,428

We experienced a decrease in our current assets at March 31, 2015 compared to September 30, 2014. This decrease was primarily driven by a decrease in our cash and trade accounts receivable at March 31, 2015 as compared to September 30, 2014. We experienced a decrease of approximately $8,090,000 in trade accounts receivable at March 31, 2015 compared to September 30,

2014 due to timing of ethanol shipments. Cash decreased approximately $10,444,000 due to sending distributions to members. These decreases were partially offset by a an increase in our inventories of approximately $8,131,000 at March 31, 2015 as compared to September 30, 2014 due to having less ethanol on hand due to the timing of shipments.

We experienced an increase in our total current liabilities at March 31, 2015 compared to September 30, 2014. The increase is primarily due to an increase in our accounts payable for corn of approximately $2,292,000 at March 31, 2015 as compared to September 30, 2014 due to having more corn inventory purchased. This increase in our accounts payable for corn was partially offset by a decrease in our commodity derivative instruments of approximately $1,131,000 at March 31, 2015 as compared to September 30, 2014 due to the declining corn and ethanol futures prices.

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

The following table shows cash flows for the six months ended March 31, 2015:

	2015	2014
Net cash provided by operating activities	$30,427,696	$40,893,260
Net cash used for investing activities	$(1,435,682)	$(2,821,184)
Net cash used for financing activities	$(39,436,202)	$(50,539,459)
Net decrease in cash	$(10,444,188)	$(12,467,383)
Cash, beginning of period	$27,731,976	$24,216,700
Cash, end of period	$17,287,788	$11,749,317

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the six months ended March 31, 2015 as compared to the same period in 2014. Approximately $30,428,000 of cash was provided by operating activities for the six months ended March 31, 2015 as compared to approximately $40,893,000 provided by operating activities for the six months ended March 31, 2014. This was primarily due to changes in net income for the six months ended March 31, 2015 compared with the same period in 2014, which was a result of decreased gross profits during the period.

Cash Flow used for Investing Activities

Cash used in investing activities was approximately $1,436,000 for the six months ended March 31, 2015 as compared to approximately $2,821,000 for the same period in 2014. Cash used in investing activities decreased due to a decrease in capital expenditures for the six months ended March 31, 2015 as compared to the same period in 2014. The decrease in capital expenditures is due to the construction of an approximately 730,000 bushel grain bin during the six months ended March 31, 2014, which was placed in service during the first quarter of fiscal year 2014.

Cash Flow used for Financing Activities

Cash used in financing activities was approximately $39,436,000 for the six months ended March 31, 2015 as compared to approximately $50,539,000 for the same period in 2014. This decrease was the result of our making no payments on long term debt for the six months ended March 31, 2015 as compared to approximately $27,944,000 for the six months ended March 31, 2014. This decrease was partially offset by our making distributions of approximately $39,436,000 for the six months ended March 31, 2015 as compared to distributions of approximately $22,595,000 for the six months ended March 31, 2014.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2015 we expect operations to generate adequate cash flows to maintain operations.

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
On February 27, 2014, we entered into a Second Amendment of First Amended and Restated Construction Loan Agreement (the "Second Amendment"). The Second Amendment reduced the maximum availability of the Declining Note from approximately $26,000,000 to $5,000,000. In addition, we are required to make monthly interest payments on the Declining Note rather than the quarterly principal and interest payments previously required. The Second Amendment also deleted the requirements that we make excess cash flow payments and maintain a certain fixed charge coverage ratio, increased the maximum annual capital expenditures from $4,000,000 to $5,000,000 and removed the restrictions on redemptions of units and distributions to members. Finally, the Second Amendment extended the termination date of the Revolving Credit Note from June 11, 2014 to February 28, 2015.

On March 13, 2015, we executed a Third Amendment of First Amended and Restated Construction Loan Agreement (the "Third Amendment") with FNBO. The Third Amendment had an effective date of February 28, 2015. The Third Amendment extended the termination date of the Revolving Credit Loan from February 28, 2015 to March 31, 2015.

On April 22, 2015, we executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points.

Declining Note

The Declining Note currently has a limit of $5,000,000. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at March 31, 2015 was 3.28%. There were no borrowings outstanding on the Declining Note at March 31, 2015 or September 30, 2014. We have begun negotiations with FNBO to increase the $5,000,000 limit on the Declining Note for capital expansion purposes. However, no definitive agreements have been executed.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit note was based on the 1-month LIBOR plus three hundred basis points but was changed pursuant to the Fourth Amendment to the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2015 was 3.18%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2015 or September 30, 2014.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2015. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

The board of directors has approved a management proposal of a project which is expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve to eighteen months. The plan is expected to cost approximately $18,300,000. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $7,000,000, subject to execution of written change orders for modifications. This phase of the project is expected to be completed by the end of our the 2015 fiscal year.

We will require an expansion of our current credit facilities in order to fund the project. The board of directors recently approved a term sheet provided by our lender which proposes an increase in the maximum availability of the Declining Note from $5,000,000 to $20,000,000 with the purpose of facilitating the construction of the expansion project. Our lender has agreed to exclude the expansion project from the loan covenant that requires us to obtain a waiver for expenditures in excess of $5,000,000 per year. The term sheet proposes quarterly interest payments during the draw period ending February 28, 2016. The Declining Note would be amortized over seven years on or before the draw period ending February 28, 2016, with a final maturity date of February 28, 2021. The term sheet also proposes to lower the interest rate on the Declining Note to the 3-month LIBOR plus two hundred ninety basis points and would reinstate a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly and based on a rolling four quarters upon completion of the expansion project. Finally, we would pay a $45,000 commitment fee in connection with the transaction. These terms have been negotiated with our lender, but are not final and are subject to execution of definitive agreements. There is no assurance that definitive agreements will be signed or that, if they are signed, the terms will be as proposed in the term sheet.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2015.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 300 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at March 31, 2015.

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

At March 31, 2015, we had a net short position of 17,850,000 gallons of ethanol under derivative contracts used to hedge our forward ethanol sales for various delivery periods through July 2015, a net short position of 775,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through July 2016 and a net long position of 200,000 MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases for various delivery periods through July 2015. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. For the six months ended March 31, 2015, we recorded a gain due to the change in fair value of our outstanding ethanol derivative positions of $233,409, a loss due to the change in fair value of our outstanding corn derivative positions of $38,694 and a gain due to the change in fair value of our outstanding natural gas derivative positions of $89,975.

At March 31, 2015, we had forward corn purchase contracts at various fixed prices for various delivery periods through May 2016 for approximately 10.2% of our expected production needs for the next 12 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through September 2015 for approximately 26.2% of expected production for the next 12 months and forward corn oil contracts at various prices for various delivery periods through April 2015 for approximately 7.3% of expected production for the next twelve months. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10%

adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of March 31, 2015 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2015	Approximate Adverse Change to Income
Natural Gas	3,100,000	MMBTU	10%	$961,000
Ethanol	118,000,000	Gallons	10%	$17,700,000
Corn	36,811,000	Bushels	10%	$14,025,000
DDGs	232,000	Tons	10%	$4,417,000
Corn Oil	30,607,000	Pounds	10%	$857,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of fiscal 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2014, included in our annual report on Form 10-K.

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Third Amendment of First Amended and Restated Construction Loan Agreement dated effective February 28, 2015.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2015 and September 30, 2014, (ii) Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 5, 2015	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2015	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)