Form 10-Q
period 2015-06-30
Cardinal Ethanol LLC
filed 2015-08-04
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015.

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

As of August 4, 2015, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	June 30, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash	$10,101,092	$27,731,976
Restricted cash	1,743,717	885,100
Trade accounts receivable	11,978,673	21,766,301
Miscellaneous receivables	82,747	5,968
Inventories	15,700,254	7,425,399
Prepaid and other current assets	580,611	529,461
Commodity derivative instruments	—	1,690,531
Total current assets	40,187,094	60,034,736

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	128,123,759	126,234,680
Building	7,018,061	7,018,061
Office equipment	579,019	579,019
Vehicles	31,928	31,928
Construction in process	7,051,559	1,015,044
	163,928,923	156,003,329
Less accumulated depreciation	(57,063,108)	(50,370,553)
Net property, plant, and equipment	106,865,815	105,632,776

Other Assets
Investment	823,494	718,553
Total other assets	823,494	718,553

Total Assets	$147,876,403	$166,386,065

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2015	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$4,673,552	$3,143,834
Accounts payable-corn	6,737,662	6,058,527
Accrued expenses	1,462,210	2,891,129
Commodity derivative instruments	883,132	1,287,147
Total current liabilities	13,756,556	13,380,637

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	63,207,634	82,093,215
Total members' equity	134,119,847	153,005,428

Total Liabilities and Members’ Equity	$147,876,403	$166,386,065

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$53,978,969	$98,631,414	$179,781,777	$255,270,048

Cost of Goods Sold	47,719,837	68,097,714	146,855,644	182,844,686

Gross Profit	6,259,132	30,533,700	32,926,133	72,425,362

Operating Expenses	1,139,587	1,173,196	3,641,614	3,479,397

Operating Income	5,119,545	29,360,504	29,284,519	68,945,965

Other Income (Expense)
Interest income	—	—	—	9,187
Interest expense	—	(1,733)	—	(728,470)
Miscellaneous income	3,021	5,733	29,702	27,829
Total	3,021	4,000	29,702	(691,454)

Net Income	$5,122,566	$29,364,504	$29,314,221	$68,254,511

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$350.72	$2,010.44	$2,007.00	$4,673.05

Distributions Per Unit	$600	$1,500	$3,300	$3,047

Comprehensive Income:
Net income	$5,122,566	$29,364,504	$29,314,221	$68,254,511
Interest rate swap fair value change and reclassification, net	—	—	—	681,233
Comprehensive Income	$5,122,566	$29,364,504	$29,314,221	$68,935,744

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities
Net income	$29,314,221	$68,254,511
Adjustments to reconcile net income to net cash from operations:
Depreciation	6,704,141	6,502,583
Change in fair value of commodity derivative instruments	2,174,945	(1,553,164)
Gain on sale of equipment	(11,827)	(1,000)
Non-cash dividend income	(104,941)	(243,716)
Change in operating assets and liabilities:
Restricted cash	(858,617)	(3,747,301)
Trade accounts receivables	9,787,628	3,074,698
Miscellaneous receivable	(76,779)	23,068
Inventories	(8,274,855)	(4,795,174)
Prepaid and other current assets	(51,150)	(391,084)
Deposits	—	80,000
Commodity derivative instruments	(888,430)	2,878,901
Accounts payable	1,529,718	(458,659)
Accounts payable-corn	679,135	2,368,271
Accrued expenses	(3,381,048)	(173,806)
Net cash provided by operating activities	36,542,141	71,818,128

Cash Flows from Investing Activities
Capital expenditures	(27,686)	(3,337,266)
Payments for construction in progress	(5,980,542)	(438,558)
Proceeds from sale of equipment	35,000	1,000
Net cash used for investing activities	(5,973,228)	(3,774,824)

Cash Flows from Financing Activities
Distributions paid	(48,199,797)	(44,505,597)
Payments on long-term debt	—	(27,943,975)
Net cash used for financing activities	(48,199,797)	(72,449,572)

Net Decrease in Cash	(17,630,884)	(4,406,268)

Cash – Beginning of Period	27,731,976	24,216,700

Cash – End of Period	$10,101,092	$19,810,432

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014

Supplemental Cash Flow Information
Interest paid	$—	$1,255,531

Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$35,438
Construction in process included in accrued expenses	$1,952,129	$171,956

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciation expense totaled approximately $2,246,000 and $6,704,000 for the three and nine month periods ended June 30, 2015. Depreciation for the same periods in 2014 was approximately $2,183,000 and $6,503,000, respectively.

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

2. CONCENTRATIONS

Two major customers accounted for approximately 96% of the outstanding accounts receivable balance at June 30, 2015 and September 30, 2014. These same two customers accounted for approximately 94% of revenue for both the three and nine month periods ended June 30, 2015. Revenue percentages for the same customer for both the three and nine month periods ended June 30, 2014 were 97%.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

3.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2015 (Unaudited)	September 30, 2014
Raw materials	$6,295,269	$2,860,060
Work in progress	1,392,110	1,316,664
Finished goods	5,873,222	1,316,482
Spare parts	2,139,653	1,932,193
Total	$15,700,254	$7,425,399

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At June 30, 2015, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through June 2016 for approximately 7.0% of expected production needs for the next twelve months. Approximately 17.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2015 or September 30, 2014. At June 30, 2015, the Company had forward dried distiller grains sales contracts for approximately 16.0% of expected production for the next twelve months at various fixed prices for various delivery periods through December 2015. At June 30, 2015, we had forward corn oil contracts for approximately 8.0% of expected production for the next twelve months at various prices for various delivery periods through July 2015. Also, at June 30, 2015, we had forward natural gas contracts for approximately 24.6% of expected purchases for the next twelve months at various prices for various delivery periods through October 2015.

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

At June 30, 2015, the Company had a net short (selling) position of 2,175,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net long (buying) position of 2,765,000 bushels of corn under derivative contracts as of September 30, 2014. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through July 2016, as of June 30, 2015. At June 30, 2015, the Company had a net short (selling) position of 10,080,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net short (selling) position of 18,690,000 gallons of ethanol under derivative contracts as of September 30, 2014. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2015, as of June 30, 2015. At June 30, 2015, the Company had no natural gas under derivative contracts used to hedge its forward natural gas purchases. However, the Company had a net short (selling) position of 150,00

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

0 MMBTUs of natural gas under derivative contracts as of September 30, 2014. These natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes.

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

On October 8, 2013, the Company terminated the interest rate swap and therefore at June 30, 2015, the Company had no amount outstanding in the swap agreement.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$629,832
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$253,300

As of June 30, 2015 the Company had approximately $1,744,000 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by three brokers. The Company currently utilized three brokerage accounts, and subsequent to the fiscal quarter ended June 30, 2015, the Company had a margin call of approximately $1,399,000 in order to maintain their minimum maintenance requirements.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(781,964)
Ethanol Derivative Contracts	Revenues	(1,519,061)
Natural Gas Derivative Contracts	Cost of Goods Sold	(158,611)
Totals		$(2,459,636)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2014:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(2,754,455)
Ethanol Derivative Contracts	Revenues	4,525,026
Natural Gas Derivative Contracts	Cost of Goods Sold	62,104
Totals		$1,832,675

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(820,659)
Ethanol Derivative Contracts	Revenues	(1,285,652)
Natural Gas Derivative Contracts	Cost of Goods Sold	(68,634)
Totals		$(2,174,945)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(1,244,526)
Ethanol Derivative Contracts	Revenues	2,750,071
Natural Gas Derivative Contracts	Cost of Goods Sold	47,619
Totals		$1,553,164

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(253,300)	$(253,300)	$(253,300)	—	—
Ethanol Derivative Contracts	$(629,832)	$(629,832)	$(629,832)	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(1,277,147)	$(1,277,147)	$(1,277,147)	—	—
Ethanol Derivative Contracts	$1,690,531	$1,690,531	$1,690,531	—	—
Natural Gas Derivative Contracts	$(10,000)	$(10,000)	$(10,000)	—	—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

6.  BANK FINANCING

On June 10, 2013, the Company closed on a loan agreement which replaced an earlier agreement and established two new notes, the Declining Revolving Note ("Declining Note") and the Revolving Credit Note. In exchange, the Company granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
On April 22, 2015, the Company executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points. Subsequent to the period covered by this report, on July 23, 2015, the Company executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment").

Declining Note

The Declining Note has a limit of $5,000,000. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at both June 30, 2015 and September 30, 2014 was 3.28%. There were no borrowings outstanding on the Declining Note at June 30, 2015 or September 30, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Note was formerly based on the 1-month LIBOR plus three hundred basis points but was changed pursuant to the Fourth Amendment to the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2015 was 3.09%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2015 or September 30, 2014.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants require the Company to maintain a working capital requirement of $15,000,000, and allow the Company $5,000,000 of capital expenditures per year without prior approval.

Loan Amendment

On July 23, 2015, the Company executed the Fifth Amendment in order to fund a construction project which is expected to add storage capacity and increase production capacity at our plant. The Fifth Amendment increases the maximum availability of the Declining Note for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Note to the 3-month LIBOR plus two hundred ninety basis points. The Fifth Amendment requires quarterly interest payments on the Declining Note during the draw period and then the balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. Any balance remaining after conversion of the principal balance of the construction advances will continue to be available for working capital purposes. The Fifth Amendment reinstates a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly upon completion of the expansion project. The cost of the expansion project is excluded from the $5,000,000 annual limit on capital expenditures. The Company paid a $45,000 commitment fee in connection with the transaction.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

7. LEASES

At June 30, 2015, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2015 to June 30, 2016	$1,172,964
July 1, 2016 to June 30, 2017	1,172,964
July 1, 2017 to June 30, 2018	1,172,964
July 1, 2018 to June 30, 2019	389,347
Total minimum lease commitments	$3,908,239

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Commitments

Expansion Projects

The board of directors has approved a management proposal of projects which are expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve months. The projects are expected to cost approximately $18,200,000. In connection with the expansion, the Company executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at the plant for a fixed price of approximately $7,000,000, subject to execution of written change orders for modifications. We are waiting for a renewal of our air permit and some of the projects will not be completed until after an applicable air permit is issued . Those projects not affected by this renewal are expected to be completed by year end.

Energy Management Agreement

On March 27, 2015, the Company sent advance written notice of termination to U.S. Energy Services, Inc. of the Energy Management Agreement dated January 23, 2006 between the Company and U.S. Energy Services, Inc. (the “U.S. Energy Agreement”).  The termination of the U.S. Energy Agreement was effective on June 1, 2015.

The U.S. Energy Agreement was replaced by an agreement we executed on April 1, 2015, with Capstone Energy Services, LLC (the "Capstone Agreement"). The term of the Capstone Agreement commenced on June 1, 2015, and continues for one year unless

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2015

earlier terminated due to an event of default. Following the expiration of the initial one-year term, the Capstone Agreement will be on a month-to-month basis and may be terminated by either party upon sixty days prior written notice.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

On March 27, 2015, the Company sent advance written notice of termination to U.S. Energy Services, Inc. of the Energy Management Agreement dated January 23, 2006 between the Company and U.S. Energy Services, Inc. (the “U.S. Energy Agreement”).  The term of the U.S. Energy Agreement is month-to-month and may be terminated by either party upon sixty days prior written notice.  The termination of the U.S. Energy Agreement was effective on June 1, 2015.

On April 1, 2015, we executed an Energy Management Services Agreement (the "Capstone Agreement") with Capstone Energy Services, LLC ("Capstone"). In exchange for payment of a monthly fee, Capstone will provide us with analysis and recommendations regarding energy procurement, transportation, storage and risk management. In addition, Capstone will negotiate and administer energy purchase, supply and transportation agreements on our behalf and manage daily and monthly supply and delivery of energy to the plant. The term of the Capstone Agreement commenced on June 1, 2015, and continues for one year unless earlier terminated due to an event of default. Following the expiration of the initial one-year term, the Capstone Agreement will be on a month-to-month basis and may be terminated by either party upon sixty days prior written notice.

On April 22, 2015, we executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with with our primary lender, First National Bank of Omaha ("FNBO") (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points.

On July 23, 2015, we executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO in order to fund the construction project. In connection therewith, we also executed a Second Amended and Restated Declining Revolving Credit Note and a First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement.

On May 19, 2015, the board of directors declared a cash distribution of $600 per membership unit to unit holders of record at the close of business on that date for a total distribution of $8,763,600. The distribution was paid on May 26, 2015.

We are in the process of adding storage capacity to our plant and increasing production capacity to near 135 million gallons over the next twelve months. The projects are expected to cost approximately $18,200,000. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $7,000,000, subject to execution of written change orders for modifications. We are currently awaiting the renewal of our air permit, which includes amendments for additional emission sources, and some of our expansion projects will not be completed until this permit has been issued. Those projects not affected by this renewal are expected to be completed by fiscal year end.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On May 29, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations. The statutory volumes and the EPA proposed volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Proposal 5/29/2015	15.93	13.25
2015	Statutory	20.50	15.00
	EPA Proposal 5/29/2015	16.30	13.40
2016	Statutory	22.25	15.00
	EPA Proposal 5/29/2015	17.40	14.00

The public comment period on the proposed rules was open through July 27, 2015. If the volume requirements under the RFS are reduced of if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenue	$53,978,969	100.00	$98,631,414	100.00
Cost of Goods Sold	47,719,837	88.40	68,097,714	69.04
Gross Profit	6,259,132	11.60	30,533,700	30.96
Operating Expenses	1,139,587	2.11	1,173,196	1.19
Operating Income	5,119,545	9.49	29,360,504	29.77
Other Income, net	3,021	0.01	4,000	—
Net Income	$5,122,566	9.50	$29,364,504	29.77

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$38,742,262	71.77%	$80,657,406	81.79%
Distillers Grains Sales	12,168,008	22.54	14,896,293	15.10
Corn Oil Sales	1,944,221	3.60	2,834,624	2.87
Carbon Dioxide Sales	242,530	0.45	199,008	0.20
Other Revenue	881,948	1.64	44,083	0.04
Total Revenues	$53,978,969	100.00%	$98,631,414	100.00%

Ethanol

Our revenues from ethanol decreased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This decrease in revenues is the result of a decrease in both the average price per gallon of ethanol sold and the gallons of ethanol sold for the three months ended June 30, 2015 as compared to the same period in 2014.

We experienced a decrease in ethanol gallons sold of approximately 15.9% for the three months ended June 30, 2015 as compared to the same period in 2014 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 16% above our nameplate capacity. Management anticipates that the gallons of ethanol produced by our plant will remain relatively consistent for the remainder of our fiscal year.

Our average price per gallon of ethanol sold for the three months ended June 30, 2015 was approximately 42.9% lower than our average price per gallon of ethanol sold for the same period in 2014. This decline in average market price for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is due to several factors. Increased production and a decrease in ethanol exports contributed to an increase in national ethanol supply resulting in lower ethanol prices. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower gasoline and corn prices put further downward pressure on ethanol prices. Uncertainty regarding the EPA's proposed rules on renewable volume obligations set forth in the RFS followed by the announcement by the EPA in late May 2015 of the proposed rules also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn and gasoline prices decrease that could have a significant negative impact on the market price of ethanol and our profitability particularly if ethanol stocks remain high. A decline in U.S. ethanol exports due to the imposition of a new tax by Brazil on ethanol imported to that country may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease further which will negatively impact ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended June 30, 2015 as compared to the same period in 2014. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended June 30, 2015 compared to the same period in 2014. The average price per ton of distillers grains sold for the three months ended June 30, 2015 was approximately 21.5% lower than the average price per ton of distillers grains sold for the same period in 2014. This decline in the market price of distillers grains is due to the decline in corn prices in the three months ended June 30, 2015 as compared to the same period in 2014 as market prices for distillers grains change directionally in relation to the prices of other animal feeds, such as corn and also soybean meal.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, a softening in export demand from China towards the end of our third fiscal quarter has had a negative effect on distillers grains prices. If demand in the export market remains low, distillers grains prices could continue to decline unless additional demand can be created from other foreign markets or domestically.

We sold approximately 3.9% more distillers grains in the three months ended June 30, 2015 as compared to the same period in 2014 due primarily to timing of distillers grains shipments. Management anticipates that the distillers grains sold by our plant will remain relatively consistent for the remainder of our fiscal year.

Corn Oil

Our revenues from corn oil sales decreased approximately 31.4% in the three months ended June 30, 2015 as compared to the same period in 2014 which was primarily a result of a decrease the pounds of corn oil sold and in the average price per pound received for our corn oil in the three months ended June 30, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 22.9% lower for the three months ended June 30, 2015 as compared to the same period in 2014 due to increased local supplies. We sold approximately 11.4% less corn oil in the three months ended June 30, 2015 as compared to the same period in 2014 due primarily to decreased oil extraction rates per bushel of corn.

Management expects corn oil prices will remain relatively steady in the near term but could decrease due to additional plants entering into the market and producing corn oil. This could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will also remain relatively steady.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 88.4% for the three months ended June 30, 2015 as compared to approximately 69.0% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was the result of increased corn prices relative to the price of ethanol for the three months ended June 30, 2015 as compared to the same period in 2014. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2015, we used approximately 0.3% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. During the three months ended June 30, 2015, our average price paid per bushel of corn decreased approximately 33.3% as compared to the same period in 2014 due to favorable estimates of corn stocks and optimism regarding the condition of the fall corn crop. However, corn prices sharply increased towards the end of our third fiscal quarter in response to revised estimates of corn stocks and acres planted below previous expectations as well as a decline in crop conditions due to cold and wet weather. Corn prices also rose in response to stronger export demand. However, corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Management expects that corn prices will be negatively impacted if producers planted fewer acres or if corn yields are low for the fall harvest due to less than ideal weather conditions. In addition, corn prices could increase if export demand remains high. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This decrease in cost of natural gas for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of a decrease of approximately 34.5% in the average price per MMBTU of our natural gas due to plentiful supply. We also used approximately 3.9% less natural gas for the three months ended June 30, 2015 as compared to the same period in 2014 due to higher energy usage efficiencies.

Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue to remain at current levels as natural gas production has replenished stock shortages from last year and is currently outpacing demand.

Derivatives

We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to Item 2 - Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risk for information on our derivatives.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.1% for the three months ended June 30, 2015 compared to operating expenses of approximately 1.2% of revenues for the same period in 2014. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2015 fiscal year.

Operating Income

Our income from operations for the three months ended June 30, 2015 was approximately 9.5% of our revenues compared to operating income of approximately 30.0% of revenues for the same period in 2014. The decrease in operating income for the three months ended June 30, 2015 was primarily the result of the decreased ethanol prices relative to the price of corn.

Other Income

Our other income for the three months ended June 30, 2015 and the same period in 2014 was minimal. Our other income for the three months ended June 30, 2015 and June 30, 2014 consisted primarily of miscellaneous and rent income.

Results of Operations for the Nine Months Ended June 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenue	$179,781,777	100.00	$255,270,048	100.00
Cost of Goods Sold	146,855,644	81.69	182,844,686	71.63
Gross Profit	32,926,133	18.31	72,425,362	28.37
Operating Expenses	3,641,614	2.03	3,479,397	1.36
Operating Income	29,284,519	16.28	68,945,965	27.01
Other Income (Expense), net	29,702	0.02	(691,454)	(0.27)
Net Income	$29,314,221	16.30	$68,254,511	26.74

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$135,416,903	75.33%	$200,688,774	78.61%
Distillers Grains Sales	36,552,613	20.33	45,864,630	17.97
Corn Oil Sales	6,278,692	3.49	7,931,391	3.11
Carbon Dioxide Sales	394,235	0.22	373,697	0.15
Other Revenues	1,139,334	0.63	411,556	0.16
Total Revenues	$179,781,777	100.00%	$255,270,048	100.00%

Ethanol

Our revenues from ethanol decreased for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. This decrease in revenues is the result of both a decrease in the average price per gallon of ethanol sold and the gallons of ethanol sold for the nine months ended June 30, 2015 as compared to the same period in 2014.

We experienced a decrease in ethanol gallons sold of approximately 3.4% for the nine months ended June 30, 2015 as compared to the same period in 2014 resulting primarily from timing of ethanol shipments.

Our average price per gallon of ethanol sold for the nine months ended June 30, 2015 was approximately 30.3% lower than our average price per gallon of ethanol sold for the same period in 2014 due primarily to increased domestic ethanol stocks, a decline in gasoline prices and crude oil values and uncertainty regarding the EPA's proposed rules on renewable volume obligations set forth in the RFS.

Distillers Grains

Our revenues from distillers grains decreased in the nine months ended June 30, 2015 as compared to the same period in 2014. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains for the period ended June 30, 2015 compared to the same period in 2014. The average price per ton of distillers grains sold for the nine months ended June 30, 2015 was approximately 21.3% lower than the average price per ton of distillers grains sold for the same period in 2014 due primarily to lower corn prices during the nine months ended June 30, 2015 as compared to the same period in 2014 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal.

We sold approximately 1.5% more distillers grains in the nine months ended June 30, 2015 as compared to the same period in 2014 due primarily to timing of distillers grains shipments.

Corn Oil

Our revenues from corn oil sales decreased approximately 20.8% in the nine months ended June 30, 2015 as compared to the same period in 2014 which was primarily a result of a decrease in corn oil sold and in the average price per pound received for our corn oil in the nine months ended June 30, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 12.5% lower for the nine months ended June 30, 2015 as compared to the same period in 2014 due primarily to increased local supplies. We also sold 11.4% less pounds of corn oil in the nine months ended June 30, 2015 as compared to the same period in 2014 due primarily to decreased oil extraction rates per bushel of corn.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 81.7% for the nine months ended June 30, 2015 as compared to approximately 72.0% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was primarily the result of decreased ethanol prices relative to the cost of corn for the nine months ended June 30, 2015 as compared to the same period in 2014. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

During the nine months ended June 30, 2015, we used approximately 1.1% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. During the nine months ended June 30, 2015, our average price paid per bushel of corn decreased approximately 22.2% as compared to the same period in 2014 due to increased supply resulting from a plentiful 2014 harvest in our corn supply region and favorable estimates regarding the number of acres planted and the condition of the fall corn crop.

Natural Gas

Our natural gas cost was lower during our nine months ended June 30, 2015 as compared to the same period in 2014. This decrease in cost of natural gas for the nine months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of a decrease of approximately 38.3% in the average price per MMBTU of natural gas due primarily to plentiful supply. We also used approximately 4.6% less natural gas for the nine months ended June 30, 2015 as compared to the same period in 2014 due to higher energy usage efficiencies.

Derivatives

We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to Item 2 - Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risk for information on our derivatives.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.0% for the nine months ended June 30, 2015 compared to operating expense of approximately 1.4% of revenues for the same period in 2014. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2015 fiscal year.

Operating Income

Our income from operations for the nine months ended June 30, 2015 was approximately 16.3% of our revenues compared to operating income of approximately 27.0% of revenues for the same period in 2014. The decrease in operating income for the nine months ended June 30, 2015 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Income (Expense)

Our other income for the nine months ended June 30, 2015 and our other expense for the same period in 2014 were minimal. Our other income for the nine months ended June 30, 2015 consisted primarily of miscellaneous and rent income. Our other expense for the nine months ended June 30, 2014 consisted primarily of interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2015

The following table highlights the changes in our financial condition:

	June 30, 2015 (Unaudited)	September 30, 2014
Current Assets	$40,187,094	$60,034,736
Current Liabilities	$13,756,556	$13,380,637
Member's Equity	$134,119,847	$153,005,428

We experienced a decrease in our current assets at June 30, 2015 compared to September 30, 2014. This decrease was primarily driven by a decrease in our cash and trade accounts receivable at June 30, 2015 as compared to September 30, 2014. We experienced a decrease in trade accounts receivable at June 30, 2015 compared to September 30, 2014 due to timing of ethanol shipments. Cash decreased due to sending distributions to members. These decreases were partially offset by an increase in our inventories at June 30, 2015 as compared to September 30, 2014 because of having more ethanol on hand due to the timing of shipments.

We experienced an increase in our total current liabilities at June 30, 2015 compared to September 30, 2014. The increase is primarily due to an increase in our trade accounts payable and our accounts payable for corn at June 30, 2015 as compared to September 30, 2014 due to having more corn inventory purchased. This increase in our accounts payables was partially offset by a decrease in our accrued expenses at June 30, 2015 as compared to September 30, 2014 due to accrued tax payments being made during the nine months ended June 30, 2015 and a decrease in our commodity derivative instruments at June 30, 2015 as compared to September 30, 2014 due to declining corn and ethanol futures prices.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. However, subsequent to the period covered by this report we obtained additional credit in order to complete certain capital improvements as described below in Loan Amendment. We do not anticipate seeking additional equity financing during our 2015 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the nine months ended June 30, 2015:

	2015	2014
Net cash provided by operating activities	$36,542,141	$71,818,128
Net cash used for investing activities	$(5,973,228)	$(3,774,824)
Net cash used for financing activities	$(48,199,797)	$(72,449,572)
Net decrease in cash	$(17,630,884)	$(4,406,268)
Cash, beginning of period	$27,731,976	$24,216,700
Cash, end of period	$10,101,092	$19,810,432

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the nine months ended June 30, 2015 as compared to the same period in 2014. This was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the nine months ended June 30, 2015 compared with the same period in 2014.

Cash Flow used for Investing Activities

Cash used in investing activities was more for the nine months ended June 30, 2015 as compared to the same period in 2014. Cash used in investing activities increased because of an increase in payments for construction in progress due to our commencement of the first phase of our expansion project described below in Capital Improvements. This increase was partially offset by a decrease in capital expenditures for the nine months ended June 30, 2015 as compared to the same period in 2014 related to the construction of an approximately 730,000 bushel grain bin during the nine months ended June 30, 2014, which was placed in service during the first quarter of fiscal year 2014.

Cash Flow used for Financing Activities

Cash used in financing activities was less for the nine months ended June 30, 2015 as compared to the same period in 2014. This decrease was the result of our making no payments on long term debt for the nine months ended June 30, 2015 as compared to approximately $27,944,000 for the nine months ended June 30, 2014. This decrease was partially offset by our making distributions of approximately $48,200,000 for the nine months ended June 30, 2015 as compared to distributions of approximately $44,506,000 for the nine months ended June 30, 2014.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2015, we expect operations to generate adequate cash flows to maintain operations.
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

On April 22, 2015, we executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points. Subsequent to the period covered by this report, on July 23, 2015, we executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment"). Please refer to Loan Amendment below for information on the Fifth Amendment.

Declining Note

The Declining Note currently has a limit of $5,000,000. The interest rate on the Declining Note is based on the 3-month LIBOR plus three hundred basis points. The interest rate at June 30, 2015 was 3.28%. There were no borrowings outstanding on the Declining Note at June 30, 2015 or September 30, 2014.

Revolving Credit Note

The Revolving Credit Note has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit note was based on the 1-month LIBOR plus three hundred basis points but was changed pursuant to the Fourth Amendment to the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2015 was 3.09%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2015 or September 30, 2014.

Covenants

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2015. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Loan Amendment

On July 23, 2015, we executed the Fifth Amendment in order to obtain additional financing to fund a construction project which is expected to add storage capacity and increase production capacity at our plant. Please refer to Capital Improvements below for more information on our project. In connection therewith, we also executed a First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. The Fifth Amendment increases the maximum availability of the Declining Note for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Note to the 3-month LIBOR plus two hundred ninety basis points. The Fifth Amendment provides for quarterly interest payments on the Declining Note during the draw period and then the principal balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. Any availability on the Declining Note remaining after conversion of the principal balance of the construction advances will continue to be available for working capital purposes. The Fifth Amendment reinstates a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly upon completion of the expansion project. The cost of the expansion project is excluded from the $5,000,000 annual limit on capital expenditures.

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

The board of directors has approved a project which is expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve months. The project is expected to cost approximately $18,200,000 and will be funded by cash from our operations and our expanded credit facilities. Please refer to Short and Long Term Debt Sources and Loan Amendment above for information on our credit facilities. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $7,000,000, subject to execution of written change orders for modifications. We are currently awaiting the renewal of our air permit, which includes amendments for additional emission sources, and some of our expansion projects will not be completed until this permit has been issued. Those projects not affected by this renewal are expected to be completed by year end.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2015.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  At June 30, 2015, the interest rate for the Declining Note was the 3-month LIBOR rate plus 300 basis points with no minimum. At June 30, 2015, the interest rate for the Revolving Credit Note was the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Declining Note or the Revolving Credit Note at June 30, 2015.

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

We enter into forward contracts for our commodity purchases and sales on a regular basis.  It is our intent that, as we enter in to these contracts, we will use various hedging instruments to maintain a near even market position.  For example, if we have 1 million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we have under fixed price contracts.  Because our ethanol marketing company is selling substantially all of the gallons it markets on a spot basis we also include the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that need to be hedged.

At June 30, 2015, we had a net short position of 10,080,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through September 2015, a net short position of 2,175,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through July 2016. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months and nine months ended June 30, 2015:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Corn Derivative Contracts	$(781,964)	$(2,754,455)	$(820,659)	$(1,244,526)
Ethanol Derivative Contracts	(1,519,061)	4,525,026	(1,285,652)	2,750,071
Natural Gas Derivative Contracts	(158,611)	62,104	(68,634)	47,619
Totals	$(2,459,636)	$1,832,675	$(2,174,945)	$1,553,164

At June 30, 2015, we had forward corn purchase contracts at various fixed prices for various delivery periods through June 2016 for approximately 7.0% of our expected production needs for the next 12 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2015 for approximately 16.0% of expected production for the next 12 months and forward corn oil contracts at various prices for various delivery periods through July 2015 for approximately 8.0% of expected production for the next twelve months. Also, at June 30, 2015, we had forward natural gas contracts for approximately 24.6% of expected purchases for the next twelve months at various prices for various delivery periods through October 2015. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of June 30, 2015 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2015	Approximate Adverse Change to Income
Natural Gas	2,338,000	MMBTU	10%	$671,000
Ethanol	118,000,000	Gallons	10%	$18,880,000
Corn	38,000,000	Bushels	10%	$16,038,000
DDGs	265,000	Tons	10%	$371,000
Corn Oil	30,477,000	Pounds	10%	$853,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of fiscal 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. We expect that GS CleanTech will appeal the ruling on the motions for summary judgment. However, no appeal has yet been filed as one counterclaim related to allegations of inequitable conduct by GS CleanTech was not resolved by the rulings on summary judgment and is expected to go to trial this fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Fifth Amendment of First Amended and Restated Construction Loan Agreement dated July 23, 2015*
10.2	Second Amended and Restated Declining Revolving Credit Note dated July 23, 2015*
10.3	First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated July 23, 2015*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2015 and September 30, 2014, (ii) Condensed Statements of Operations and Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (iii) Statements of Cash Flows for the three and nine months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 4, 2015	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2015	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)