Form 10-K
period 2015-09-30
Cardinal Ethanol LLC
filed 2015-11-20
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2015

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
☐ Yes     ☒ No

As of March 31, 2015, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $52,180,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 20, 2015, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2015.

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.cardinalethanol.com, under "Financials and SEC Filing Information" which includes links to the reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,”

“Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We have been operating at an annual rate of approximately 117 million gallons for the fiscal year ended 2015. We anticipate that our production will increase for the fiscal year ended September 30, 2016 due to our plans to increase our production capacity.

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

On April 22, 2015, we executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha ("FNBO") (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points.

On July 23, 2015, we executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO in order to fund a portion of the expansion project discussed below. In connection therewith, we also executed a Second Amended and Restated Declining Revolving Credit Note and a First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement.

We are in the process of adding storage capacity to our plant and increasing production capacity to approximately 135 million gallons over the next twelve months. The projects are expected to cost approximately $18,200,000. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $8,892,000 subject to execution of additional written change orders for modifications. The grain bins were completed and placed in service during the first fiscal quarter of fiscal year 2016. The other expansion projects, including the grain dryer and unloading pit, were started after year end and are expected to be completed by our 2016 fiscal year end.

Throughout the fiscal year, the board of directors periodically declared cash distributions to the members of record on the declaration date. The table below shows the dates and amounts of these distributions for the fiscal year ended September 30, 2015:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014
February 10, 2015	1,000	14,606,000	February 2015
May 19, 2015	600	8,763,600	May 2015
August 18, 2015	200	2,921,202	August 2015
Totals	$3,500	$51,121,002

Subsequent to year end, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015

Financial Information

Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "Item 8 - Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products

The principal products we are producing at the plant are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil and capturing a portion of the raw carbon dioxide we produce for sale. The table below shows the approximate percentage of our total revenue which is attributed to each of our products for each of our last three fiscal years.

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	75%	78%	75%
Distiller Grains	21%	18%	22%
Corn Oil	3%	3%	3%
Carbon Dioxide	< 1%	< 1%	< 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 15.5 billion gallons with approximately 3% of that capacity idled as of October 30, 2015.

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

Corn Oil

Since November 2008, we have been separating some of the corn oil contained in our distiller's grains for sale. We have worked hard to improve corn oil production levels and continue to fine tune the operation of our equipment to further increase production rates. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

Carbon Dioxide

Since March 2010, we have been selling some of the carbon dioxide gas produced at the plant.

Ethanol, Distillers Grains, Carbon Dioxide and Corn Oil Markets

As described below in "Distribution Methods," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets, and believe that there is some potential for increased international sales of our products. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Over the past fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, a strong U.S. Dollar is another example of a force that may negatively impact ethanol exports from the United States.

The United States ethanol industry exported a significant amount of distillers grains to China and Mexico over the past fiscal year with South Korea and Vietnam receiving notable amounts. However, exports of distillers grains weakened towards the end of our fiscal year. A new registration requirement for Chinese importers of distillers grains which began on September 1, 2015 and other uncertainties over trade with China may result in a decline in demand from this top exporter requiring United States producers to seek out alternatives markets.

As described below in "Distribution Methods," we sell carbon dioxide to Air Products and Chemicals, Inc. ("Air Products") (formerly known as EPCO Carbon Dioxide Products, Inc.) and we market and distribute all of the corn oil we produce directly to end users and third party brokers in the domestic market.

Distribution Methods

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
Carbon Dioxide Distribution
We have entered into an agreement with Air Products under which Air Products purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with Air Products under which Air Products leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. We initially supplied Air Products, at the liquefaction plant, carbon dioxide gas meeting certain specifications and at a rate sufficient for Air Products to produce 54,750 tons of liquid carbon dioxide per year in exchange for payment of a contractual price per ton of liquid carbon dioxide shipped out of the liquefaction plant by Air Products. In November 2011, we amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant which was completed in September 2012. Under the amendment, Air Products pays us for a minimum of 98,700 tons each year or approximately $493,500 annually.
Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

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

The public comment period on the proposed rules was open through July 27, 2015. If the volume requirements under the RFS are reduced or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2015 gasoline demand in the United States will be approximately 137 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although this was a significant step towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. As a result, E15 may not have an immediate impact on ethanol demand in the United States.

The United States Department of Agriculture (“USDA”) also recently announced a program to provide competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions affecting our operations, cash flows and financial performance.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2015, we incurred costs and expenses of approximately $249,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of October 30, 2015, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.5 billion gallons of ethanol and one additional plant under expansion or construction with capacity to produce an additional 5 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,762
POET Biorefining	1,626
Valero Renewable Fuels	1,300
Green Plains Renewable Energy	1,020
Flint Hill Resources LP	820
Updated: October 30, 2015

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. Although ethanol imports have decreased since 2012, if competition from ethanol imports were to increase again that could negatively impact demand for ethanol produced in the United States which could result in lower operating margins.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies in the United States reportedly began producing on a commercial scale in the last year. Additional commercial scale cellulosic ethanol plants could be completed in the near future. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's 2015 Ethanol Industry Outlook, ethanol plants produced 39 million metric tons of distillers grains in the 2013/2014 marketing year.

The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association's 2015 Ethanol Industry Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn. To produce 117 million gallons of ethanol per year, our ethanol plant needs approximately 41 million bushels of corn per year, or approximately 114,000 bushels per day, as the feedstock for its dry milling process. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

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

Corn prices were lower during the fiscal year ended September 30, 2015, compared to the same period in 2014 due to increased supply resulting from a plentiful 2014 harvest in our corn supply region. On November 10, 2015, the United States Department of Agriculture ("USDA") released a report estimating the 2015 corn crop at 13.7 billion bushels, down 4% from last year's production, with yields averaging 169.3 bushels per acre. The USDA forecasted area harvested for grain at 80.7 million acres, down 3% from 2014. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Management will continue to monitor the availability of corn in our area. However, should we experience unfavorable operating conditions that prevent us from profitably operating the ethanol plant, we may need to reduce or even halt production at our plant.

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

We also entered into an agreement with Advance Trading to assist us with hedging corn, ethanol and natural gas. We pay them a fee of $3,000 per month for these services. The term of the agreement is month-to-month and may be terminated by either party at any time upon proper notice.

We also entered into an agreement with Commodity & Ingredient Hedging, LLC to evaluate and provide marketing advice and margin management related to cash sales and purchases, forward contracts and exchange-traded futures and options. We pay an annual fee of $12,000 in exchange for these services. We entered into the agreement in July of 2014 for an initial term of six months. The agreement automatically renews for additional one year terms unless either party gives written notice of non-renewal as provided in the agreement.

Utilities

We engaged Capstone Energy Services, LLC ("Capstone") to provide us with on-going energy management services. Capstone manages the procurement and delivery of energy to our location. They assist with strategy development, cost analysis, risk management, supply management and reporting services in exchange for a monthly fee. The agreement commenced on June 1, 2015, and continues for one year unless earlier terminated due to an event of default. Following the expiration of the initial one-year term, the agreement will be on a month-to-month basis and may be terminated by either party upon sixty days prior written notice.
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2015 was approximately 4.21% less MMBTUs than for last fiscal year, constituting approximately 5.577% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Employees

We have 49 full-time employees as of November 20, 2015.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $20,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. We will discuss the Declining Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations”. At September 30, 2015, we have approximately $15,000,000 available to draw on the Revolving Credit Loan to provide additional working capital.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2015, 2014 and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States.

We have engaged third-party professional marketers who decide where our ethanol and distillers grains are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. Over the past fiscal year, exports of ethanol and distillers grains produced in the United States have increased. However, although there is some potential to sell our products on the international markets, we anticipate that our products will still primarily be marketed and sold in the United States.

We sell our corn oil locally to end users and third party brokers and our carbon dioxide is sold to Air Products which operates a carbon dioxide liquefaction plant on our property.

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

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues. The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2016 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2015. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2016. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

We are subject to litigation involving our corn oil extraction technology. We have been sued by GS CleanTech Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. GS CleanTech is seeking to enforce its patent rights against ICM and the Company. The court ruled that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. However, this ruling is subject to appeal and we expect that GS CleanTech will file an appeal. If GS CleanTech is successful in any appeal filed and allowed to continue to pursue its infringement action against the Company, we may be forced to pay damages to GS CleanTech as a result of our use of such technology and cease our production of corn oil.

Risks Related to Ethanol Industry

If distillers grains exports to China were to be reduced, this could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. This new requirement along with other uncertainties with China may create trade barriers resulting in a decline in demand from this top exporter. If export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, at least three companies have reportedly already begun producing on a commercial scale and a handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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
The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA has delayed the adoption of the rule on the 2014 and 2015 RFS standards. On May 29, 2015, the EPA released proposed rules which would lower the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposals become final rules significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. We expect that GS CleanTech will appeal the ruling on the motions for summary judgment. However, no appeal has yet been filed as we are currently awaiting a ruling from the United States District Court on one counterclaim related to allegations of inequitable conduct by GS CleanTech that was not resolved by the rulings on summary judgment.

On February 16, 2010, ICM, Inc. agreed to indemnify the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system and agrees to defend the Company. Several of the other defendants also use equipment and processes provided by ICM, Inc. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in this lawsuit and in any appeal filed by GS CleanTech. If GS CleanTech were to be successful in any appeal filed and allowed to continue to pursue its claims, we estimate that damages, if awarded, would be based on a reasonable royalty to, or lost profits of, GS CleanTech. Because of its October 23, 2014 ruling, it seems unlikely that the District Court would deem the case exceptional. However, in the event it would be deemed to be exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. ICM, Inc. has also agreed to indemnify us. However, in the event that damages were to be awarded, if ICM, Inc. does not fully indemnify us for any reason, we could be liable and could also be required to cease use of our oil separation process and seek out a replacement or cease oil production altogether.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Units

As of November 20, 2015, we had approximately 14,606 membership units outstanding and approximately 1,113 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2014 1st	$5,150	$5,731	$5,553	49
2014 2nd	$5,700	$8,000	$6,261	59
2014 3rd	$11,600	$12,600	$12,285	13
2014 4th	$12,400	$20,500	$15,018	39
2015 1st	$13,500	$15,000	$14,042	31
2015 2nd	$13,700	$15,000	$14,165	36
2015 3rd	$13,250	$14,500	$13,512	81
2015 4th	$12,500	$12,500	$12,500	26

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2014 1st	$5,000	$6,300	$5,494	77
2014 2nd	$5,700	$15,500	$8,223	53
2014 3rd	$12,250	$12,600	$12,430	30
2014 4th	$18,800	$30,000	$25,901	105
2015 1st	$13,500	$22,500	$16,228	74
2015 2nd	$13,500	$30,000	$25,924	324
2015 3rd	$13,250	$14,500	$13,512	81
2015 4th	$12,500	$14,000	$13,163	92

Distributions

During our fiscal year ended September 30, 2015, we made the following distributions to our members:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014
February 10, 2015	1,000	14,606,000	February 2015
May 19, 2015	600	8,763,600	May 2015
August 18, 2015	200	2,921,202	August 2015
Totals	$3,500	$51,121,002

During our fiscal year ended September 30, 2014, we made the following distributions to our members:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 14, 2013	$475	$6,937,850	December 2013
February 11, 2014	1,072	15,657,632	February 2014
May 20, 2014	1,500	21,909,000	May 2014
August 19, 2014	1,500	21,909,000	August 2014
Totals	$4,547	$66,413,482

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2010, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2010. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardinal Ethanol, LLC, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$700
$600
$500
$400
$300
$200
$100
$0
9/10
9/11
9/12
9/13
9/14
9/15
Cardinal Ethanol, LLC
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 9/30/10 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the year ended September 30, 2013, 2012 and 2011 and the selected income statement data and other financial data for the years ended September 30, 2012 and 2011 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2015 and 2014 and the selected income statement data and other financial data for the years ended September 30, 2015, 2014 and 2013 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2015	2014	2013	2012	2011
Revenues	$240,695,293	$337,355,515	$357,611,814	$321,194,387	$337,019,930

Cost Goods Sold	197,305,291	244,414,762	324,122,396	311,971,054	302,690,475

Gross Profit	43,390,002	92,940,753	33,489,418	9,223,333	34,329,455

Operating Expenses	4,714,891	4,945,382	4,697,637	4,680,729	4,250,752

Operating Income	38,675,111	87,995,371	28,791,781	4,542,604	30,078,703

Other Expense, Net	46,706	(733,697)	(2,436,357)	(2,690,624)	(4,569,566)

Net Income	$38,721,817	$87,261,674	$26,355,424	$1,851,980	$25,509,137

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income Per Unit	$2,651.09	$5,974.37	$1,804.42	$126.80	$1,746.48

Cash Distributions Per Unit	$3,500	$4,547	$382	$430	$—

Balance Sheet Data:	2015	2014	2013	2012	2011
Current Assets	$48,646,801	$60,034,736	$57,914,023	$35,973,410	$49,830,340

Net Property and Equipment	107,998,425	105,632,776	110,311,216	117,825,363	125,169,700

Other Assets	823,494	718,553	554,837	730,992	876,699

Total Assets	157,468,720	166,386,065	168,780,076	154,529,765	175,876,750

Current Liabilities	11,997,241	13,380,637	13,149,364	16,662,886	18,628,361

Long-Term Debt	4,865,236	—	24,154,710	27,943,975	42,960,017

Derivative Instrument - Interest Rate Swap - (Long Term)	—	—	—	628,358	1,961,239

Members' Equity	140,606,243	153,005,428	131,476,002	109,294,546	112,327,133

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended September 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenues	$240,695,293	100.0	$337,355,515	100.0
Cost of Goods Sold	197,305,291	82.0	244,414,762	72.5
Gross Profit	43,390,002	18.0	92,940,753	27.5
Operating Expenses	4,714,891	2.0	4,945,382	1.5
Operating Income	38,675,111	16.0	87,995,371	26.0
Other Expense, net	46,706	—	(733,697)	(0.2)
Net Income	$38,721,817	16.0	$87,261,674	25.8

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2015 and 2014.

	2015		2014
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$181,640,992	75.5%	$264,292,640	78.3%
Distillers Grains Sales	50,269,686	20.9	61,708,274	18.3
Corn Oil Sales	8,120,749	3.3	10,514,166	3.1
Other Revenue	663,866	0.3	840,435	0.3
Total Revenues	$240,695,293	100%	$337,355,515	100%

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2015 as compared to our fiscal year ended September 30, 2014. This decrease in revenues is primarily the result of a decrease in the average price per gallon of ethanol sold for the fiscal year ended September 30, 2015 as compared to the same period in 2014.

We also experienced a decrease in ethanol gallons sold of approximately 2.22% for the fiscal year ended September 30, 2015 as compared to the same period in 2014 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 17% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2016 due to our plans to increase our production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2015 was approximately 29.78% lower than our average price per gallon of ethanol sold for the same period in 2014. Ethanol prices were lower during the fiscal year ended September 30, 2015 due in part to higher national ethanol stocks resulting from increased ethanol production in combination with a decrease in domestic demand during the winter months and declining U.S. ethanol exports towards the end of our fiscal year. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn and gasoline prices throughout the fiscal year had a negative affect on ethanol prices. Ethanol prices were further affected by uncertainty regarding the EPA's proposed rules on renewable volume obligations set forth in the RFS and the announcement by the EPA in late May 2015 of the proposed rules.

Although the average price per gallon of ethanol sold for the fiscal year ended September 30, 2015 is lower as compared to the same period in 2014, the decline in ethanol prices has been less than the corresponding decline in corn prices creating a favorable spread between the price of ethanol and the price of corn and resulted in positive operating margins throughout our fiscal year ended September 30, 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn and gasoline prices remain low or further decrease that could have a significant negative impact on the market price of ethanol and our profitability particularly if ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, the imposition of a new tax by Brazil on ethanol imported to that country or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, if the renewable volume obligations set forth in the RFS were to be reduced as proposed by the EPA, demand for ethanol could decrease further which will negatively impact ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2015 as compared to the same period in 2014. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2015 compared to the same period in 2014. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2015 was approximately 18.97% lower than the average price per ton of distillers grains sold for the same period in 2014. This decline in the market price of distillers grains is due primarily to lower corn prices during the fiscal year ended September 30, 2015 as compared to the same period in 2014 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. While an increase in foreign exports following the resolution of the dispute supported the price of distillers grains as a percentage of corn value during our first and second fiscal quarters, we experienced a weakening in demand from China during our third and fourth fiscal quarters which had a negative effect on distillers grains prices.

Management expects distillers grains prices to generally follow corn. Distillers grains prices will also likely decline due to lower demand if end-users switch to lower priced alternatives or if demand in the export market remains low unless additional demand can be created from other foreign markets or domestically.

We experienced an increase of approximately 0.92% in distillers grains tons sold in the fiscal year ended September 30, 2015 as compared to the same period in 2014 due primarily to increased plant production run rates. Management anticipates that the distillers grains sold by our plant will increase for the fiscal year ended September 30, 2016 due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016 which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales decreased approximately 22.76% in the fiscal year ended September 30, 2015 as compared to the same period in 2014 which was primarily a result of a decrease in the pounds of corn oil sold and in the average price per pound received for our corn oil in the fiscal year ended September 30, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 15.63% lower for the fiscal year ended September 30, 2015 as compared to the same period in 2014 due to increased local supplies and decreased demand from the biodiesel industry which is traditionally one of the largest markets for corn oil. We sold approximately 11.44% less corn oil in the fiscal year ended September 30, 2015 as compared to the same period in 2014 due primarily to decreased oil extraction rates per bushel of corn.

Corn oil prices were relatively steady throughout much of our fiscal year declining in our fourth fiscal quarter. Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices could decrease due to additional plants entering into the market and producing corn oil which could result in an oversupply negatively affecting prices unless additional demand can be created. Management expects corn oil production will increase for the fiscal year ended September 30, 2016 due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016 which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 82.0% for the fiscal year ended September 30, 2015 as compared to approximately 72.5% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2015 as compared to the same period in 2014. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2015, we used approximately 0.04% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. Less bushels were used in production because we produced less gallons of ethanol during the fiscal year ended September 30, 2015 compared to the same period in 2014. During the fiscal year ended September 30, 2015, our average price paid per bushel of corn decreased approximately 19.87% as compared to the same period in 2014. Corn prices were lower towards the beginning of our fiscal year trending upwards somewhat during our second fiscal quarter. However, corn prices overall were low due to a plentiful 2014 harvest and favorable estimates of corn stocks and optimism regarding the condition of the 2015 corn crop. Corn prices sharply increased towards the end of our third fiscal quarter in response to revised estimates of corn stocks and acres planted below previous expectations as well as a decline in crop conditions due to cold and wet weather. Corn prices also rose in response to stronger export demand. During our fourth fiscal quarter, corn prices decreased slightly in response to higher than anticipated yields in states to the west of us.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Management expects that corn prices will be negatively impacted if producers planted fewer acres or if corn yields are low locally for the fall harvest due to less than ideal weather conditions. In addition, corn prices could increase if export demand remains high. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our fiscal year ended September 30, 2015 as compared to the fiscal year ended September 30, 2014. This decrease in cost of natural gas for the fiscal year ended September 30, 2015 as compared to the same period in 2014 was primarily the result of a decrease of approximately 39.90% in the average price per MMBTU of natural gas due to plentiful supply. We also used approximately 4.21% less natural gas for the fiscal year ended September 30, 2015 as compared to the same period in 2014 due to higher energy usage efficiencies.

Natural gas prices rose slightly towards the beginning of our fiscal year but decreased during our second fiscal quarter due to an increase in natural gas production replenishing stock shortages. Natural gas prices continued to decline during our third and fourth fiscal quarters in response to warmer weather. Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue at current levels as natural gas production has replenished stock shortages from last year and is currently out pacing demand.

Derivatives

We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to "Item 7A - Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risk" for information on our derivatives.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1.96% and 1.47% for the fiscal years ended September 30, 2015 and 2014, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2016 fiscal year.

Operating Income

Our income from operations for the fiscal year ended September 30, 2015 was approximately 16.07% of our revenues compared to operating income of approximately 26.08% of revenues for the same period in 2014. The decrease in operating income for the fiscal year ended September 30, 2015 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

We had other expense of approximately 0.02% of revenues for the fiscal year ended September 30, 2015 compared to other expense of approximately 0.22% of revenues for the same period in 2014. This decrease in other expense for the fiscal year ended September 30, 2015, was primarily due to debt repayment which reduced our interest expense for our fiscal year ended September 30, 2015.

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

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2014 as compared to our fiscal year ended September 30, 2013. This decrease in revenues was primarily the result of a decrease in the average price per gallon of ethanol sold for the fiscal year ended September 30, 2014 as compared to the same period in 2013. Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2014 was approximately 7.41% lower than our average price per gallon of ethanol sold for the same period in 2013. During the fiscal year ended September 30, 2014, we sold approximately 6.04% more ethanol as compared to the same period in 2013 resulting primarily from increasing production run rates.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2014 as compared to the same period in 2013. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2014 compared to the same period in 2013. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2014 was approximately 21.37% lower than the average price per ton of distillers grains sold for the same period in 2013. During the fiscal year ended September 30, 2014, we sold approximately 0.51% more distillers grains as compared to the same period in 2013 due primarily to increased plant production run rates.

Corn Oil

Our revenues from corn oil sales increased approximately 5.77% in the fiscal year ended September 30, 2014 as compared to the same period in 2013 which was primarily a result of an increase in production rates of corn oil in the fiscal year ended September 30, 2014 as compared to the same period in 2013. During the fiscal year ended September 30, 2014, we sold approximately 5.77% more corn oil as compared to the same period in 2013. The average price per pound of corn oil was approximately 15.79% lower for the fiscal year ended September 30, 2014 as compared to the same period in 2013.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 72.45% for the fiscal year ended September 30, 2014 as compared to approximately 90.64% for the same period in 2013. This decrease in cost of goods sold as a percentage of revenues was the result of decreased corn prices relative to ethanol prices for the fiscal year ended September 30, 2014 as compared to the same period in 2013. Our two largest costs of production are corn and natural gas.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2014, we used approximately 3.79% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2013. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2014 compared to the same period in 2013. During the fiscal year ended September 30, 2014, our average price paid per bushel of corn decreased approximately 34.31% as compared to the same period in 2013.

Natural Gas

Our natural gas cost was higher during our fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013. This increase in cost of natural gas for the fiscal year ended September 30, 2014 as compared to the same period in 2013 was primarily the result of an increase of approximately 49.76% in the average price per MMBTU of natural gas. We also used approximately 0.27% more natural gas for the fiscal year ended September 30, 2014 as compared to the same period in 2013 due to higher production run rates.

Derivatives

We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to "Item 7A - Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risk" for information on our derivatives.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 1.47% and 1.31% for the fiscal years ended September 30, 2014 and 2013, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.

Operating Income

Our income from operations for the fiscal year ended September 30, 2014 was approximately 26.08% of our revenues compared to operating income of approximately 8.05% of revenues for the same period in 2013. The increase in operating income for the fiscal year ended September 30, 2014 was primarily the result of decreases in the cost of corn relative to the price of ethanol and distillers grains.

Other Expense

We had other expense of approximately 0.22% of revenues for the fiscal year ended September 30, 2014 compared to other expense of approximately 0.68% of revenues for the same period in 2013. This decrease in other expense for the fiscal year ended September 30, 2014, was primarily due to debt repayment which reduced our interest expense.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2015

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Current Assets	$48,646,801	$60,034,736
Current Liabilities	11,997,241	13,380,637
Long-term Liabilities	4,865,236	—
Member's Equity	$140,606,243	$153,005,428

We experienced a decrease in our total current assets at September 30, 2015 compared to September 30, 2014. The decrease is primarily due to a decrease in trade accounts receivable of approximately $9,804,000 at September 30, 2015 as compared to September 30, 2014 due to timing of ethanol shipments. We also experienced a decrease in cash of approximately $6,904,000 at September 30, 2015 as compared to September 30, 2014. These decreases in total current assets were partially offset by an increase in inventories of approximately $6,329,000 due to more inventories on hand.

We experienced a decrease in our total current liabilities at September 30, 2015 compared to September 30, 2014. The decrease is primarily due to a decrease in our accrued expenses of approximately $1,336,000 at September 30, 2015 as compared to September 30, 2014 due to a decrease in non-resident withholding. We also experienced a decrease in commodity derivative instruments of approximately $1,219,000 due to declining corn and ethanol futures prices. This decrease in total current liabilities was partially offset by an increase of approximately $699,000 in our accounts payable related to corn at September 30, 2015 as compared to September 30, 2014 due to producers delaying payment on corn they have already delivered.

We experienced an increase in our long-term liabilities as of September 30, 2015 compared to September 30, 2014. At September 30, 2015, we had $4,865,236 of outstanding borrowings in the form of long-term loans, compared to no borrowings at September 30, 2014. The increase is due to borrowing funds to pay for construction costs in connection with our ongoing expansion projects.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. In July 2015, we obtained additional credit in order to complete certain capital improvements as described below in Short and Long Term Debt Sources. We do not anticipate seeking additional equity financing during our 2016 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2015 and 2014

The following table shows cash flows for the fiscal year ended September 30, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$49,875,611	$101,839,992
Net cash used for investing activities	(10,524,207)	(3,967,259)
Net cash used for financing activities	(46,255,766)	(94,357,457)
Net increase (decrease) in cash	(6,904,362)	3,515,276
Cash, beginning of period	27,731,976	24,216,700
Cash, end of period	$20,827,614	$27,731,976

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the fiscal year ended September 30, 2015 as compared with the same period in 2014.

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2015 as compared to the same period in 2014. This increase was primarily the result of an increase in payments for construction in progress due to our commencement of the first phase of our expansion project described below in Capital Improvements.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2015 as compared to the same period in 2014. This decrease was the result of our making no payments on long term debt for the fiscal year ended September 30, 2015 as compared to the same period in 2014. However, we did borrow $4,865,236 from our Declining Loan to fund our expansion projects. We also paid distributions of approximately $51,121,000 for the fiscal year ended September 30, 2015 as compared to distributions of approximately $66,413,000 for the same period in 2014.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2015, we expect operations to generate adequate cash flows to maintain operations.
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

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the fiscal year ended September 30, 2014 as compared to the same period in 2013. This increase was primarily the result of increased ethanol and distillers grain prices relative to the cost of corn.

Cash Flow Used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2014 as compared to the same period in 2013. This increase was primarily due to an increase in capital expenditures for the construction of a new 730,000 bushel grain bin for the fiscal year ended September 30, 2014 as compared to the same period in 2013.

Cash Flow Used for Financing Activities

We used more cash in financing activities for the fiscal year ended September 30, 2014 as compared to the same period in 2013. This increase was primarily due to an increase in net payments on long term debt for the fiscal year ended September 30, 2014 as compared to the same period in 2013. We also paid distributions of approximately $66,413,000 for the fiscal year ended September 30, 2014 as compared to approximately $5,579,000 for the same period in 2013.

Short and Long Term Debt Sources

We have a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
On April 22, 2015, we executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points. On July 23, 2015, we executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment") in order to obtain additional financing to fund a construction project which is expected to add storage capacity and increase production capacity at our plant. Please refer to Capital Improvements below for more information on our project. In connection therewith, we also executed a Second Amended and Restated Declining Revolving Credit Note and a First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement.

Declining Loan

The Fifth Amendment increases the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The Fifth Amendment provides for quarterly interest payments on the Declining Loan during the draw period and then the principal balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. Any availability on the Declining Loan remaining after conversion of the principal balance of the construction advances will continue to be available for future capital expenditures. The interest rate on the Declining Loan at September 30, 2015 was 3.20%. There were borrowings in the amount of $4,865,236 outstanding at September 30, 2015 and no borrowings at September 30, 2014.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan was based on the 1-month LIBOR plus three hundred basis points but was changed pursuant to the Fourth Amendment to the 1-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2015 was 3.10%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2015 or September 30, 2014.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2015. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2016. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.

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

Capital Improvements

We began installation of certain technologies during our third fiscal quarter 2014 which we anticipate will decrease plant downtime, alleviate plant bottlenecks and better utilize fermentation capacities to increase production rates. Installation was completed during our first fiscal quarter 2015. The cost of these technologies was approximately $1,067,000. We began a project during our third fiscal quarter 2015 which is expected to add storage capacity and also increase production capacity to approximately 135 million gallons over the next twelve months. The project is expected to cost approximately $18,200,000 and will be funded by cash from our operations and our expanded credit facilities. Please refer to Short and Long Term Debt Sources and Loan Amendment above for information on our credit facilities. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant. The fixed price is currently approximately $8,892,000, subject to execution of additional written change orders for modifications. The grain bins were completed shortly after our 2015 fiscal year end. The remaining expansion projects, including the grain dryer and unloading pit, are expected to be completed by our 2016 fiscal year end.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2015:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$16,665,553	$798,218	$7,183,961	$8,683,374	$—
Operating Lease Obligations	3,614,998	1,172,964	2,344,834	97,200	—
Purchase Obligations	12,980,237	12,940,037	40,200	—	—
Total Contractual Cash Obligations	$33,260,788	$14,911,219	$9,568,995	$8,780,574	$—

The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the obligations expected to be incurred as a result of the final borrowings against the Declining Loan for our expansion projects (discussed above). The operating lease obligations in the table above include our hopper railcars and forklift lease obligations as of September 30, 2015. Purchase obligations consist of forward contracted corn deliveries and forward contracted natural gas purchases.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2015 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

As of September 30, 2015, we have open short (selling) positions for 4,465,000 bushels of corn and long (buying) positions for 1,385,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 13,020,000 gallons of ethanol and long (buying) positions of 14,280,000 gallons of ethanol on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol positions are forecasted to settle through July 2016 and April 2016, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2015. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Note and our Revolving Credit Note which bear a variable interest rate.  The interest rate for the Declining Note is the 3-month LIBOR rate plus 300 basis points with no minimum. There were borrowings in the amount of $4,865,236 outstanding on the Declining Note and the applicable interest rate was 3.20% at September 30, 2015. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at September 30, 2015. The specifics of the Declining Note and the Revolving Credit Note are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2015, would be approximately $16,000.

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

At September 30, 2015, we had a net long position of 1,260,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through April 2016, a net short position of 3,080,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through July 2016. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2015 and September 30, 2014:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2015	September 30, 2014
Corn Derivative Contracts	$1,306,174	$(5,015,169)
Ethanol Derivative Contracts	(677,043)	3,334,054
Natural Gas Derivative Contracts	(68,635)	51,257
Totals	$560,496	$(1,629,858)

At September 30, 2015, we had forward corn purchase contracts at various fixed prices for various delivery periods through October 2016 for approximately 7.02% of our expected production needs for the next 12 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through June 2016 for approximately 16.12% of expected production for the next 12 months and forward corn oil contracts at various prices for various delivery periods through July 2015 for approximately 8.0% of expected production for the next twelve months. Also, at September 30, 2015, we had forward natural gas contracts for approximately 12.34% of expected purchases for the next twelve months at various prices for various delivery periods through March 2016. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of September 30, 2015 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2015	Approximate Adverse Change to Income
Natural Gas	2,718,000	MMBTU	10%	$823,000
Ethanol	117,790,000	Gallons	10%	$18,493,000
Corn	38,123,000	Bushels	10%	$15,554,000
DDGs	264,000	Tons	10%	$3,118,000
Corn Oil	29,509,000	Pounds	10%	$649,000

For comparison purposes, the results of our sensitivity analysis as of September 30, 2014 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2014	Approximate Adverse Change to Income
Natural Gas	2,706,000	MMBTU	10%	$1,158,000
Ethanol	118,000,000	Gallons	10%	$19,151,000
Corn	37,654,000	Bushels	10%	$11,221,000
DDGs	210,000	Tons	10%	$2,415,000
Corn Oil	31,295,000	Pounds	10%	$892,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2015 and 2014, and the related statements of operations and comprehensive income, cash flows, and changes in members' equity for each of the fiscal years in the three year period ended September 30, 2015. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
November 20, 2015

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2015	September 30, 2014

Current Assets
Cash	$20,827,614	$27,731,976
Restricted cash	1,211,476	885,100
Trade accounts receivable	11,962,357	21,766,301
Miscellaneous receivables	384,705	5,968
Inventories	13,754,452	7,425,399
Prepaid and other current assets	506,197	529,461
Commodity derivative instruments	—	1,690,531
Total current assets	48,646,801	60,034,736

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	128,328,847	126,234,680
Building	7,018,061	7,018,061
Office equipment	579,019	579,019
Vehicles	31,928	31,928
Construction in process	10,281,935	1,015,044
	167,364,387	156,003,329
Less accumulated depreciation	(59,365,962)	(50,370,553)
Net property, plant, and equipment	107,998,425	105,632,776

Other Assets
Investment	823,494	718,553
Total other assets	823,494	718,553

Total Assets	$157,468,720	$166,386,065

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2015	September 30, 2014

Current Liabilities
Accounts payable	$3,616,302	$3,143,834
Accounts payable-corn	6,757,174	6,058,527
Accrued expenses	1,555,286	2,891,129
Commodity derivative instruments	68,479	1,287,147
Total current liabilities	11,997,241	13,380,637

Long-Term Debt	4,865,236	—

Commitments and Contingencies

Members’ Equity
Member contributions, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	69,694,030	82,093,215
Total members' equity	140,606,243	153,005,428

Total Liabilities and Members’ Equity	$157,468,720	$166,386,065

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013

Revenues	$240,695,293	$337,355,515	$357,611,814

Cost of Goods Sold	197,305,291	244,414,762	324,122,396

Gross Profit	43,390,002	92,940,753	33,489,418

Operating Expenses	4,714,891	4,945,382	4,697,637

Operating Income	38,675,111	87,995,371	28,791,781

Other Income (Expense)
Interest income	—	9,187	15,640
Interest expense	(2,162)	(728,470)	(2,459,592)
Miscellaneous income (expense)	48,868	(14,414)	7,595
Total	46,706	(733,697)	(2,436,357)

Net Income	$38,721,817	$87,261,674	$26,355,424

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$2,651.09	$5,974.37	$1,804.42

Distributions Per Unit	$3,500	$4,547	$382

Comprehensive Income:
Net income	$38,721,817	$87,261,674	$26,355,424
Interest rate swap fair value change and reclassification, net	—	681,233	1,405,525
Comprehensive Income	$38,721,817	$87,942,907	$27,760,949

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities
Net income	$38,721,817	$87,261,674	$26,355,424
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,006,994	8,720,946	8,735,816
Change in fair value of commodity derivative instruments	(560,496)	1,629,858	(4,579,828)
(Gain)/loss on disposal of fixed asset	(11,827)	(1,000)	12,279
Non-cash dividend income	(104,941)	(243,716)	—
Change in operating assets and liabilities:
Restricted cash	(326,376)	974,032	1,744,448
Trade accounts receivables	9,803,944	(908,714)	928,373
Miscellaneous receivable	(378,737)	93,040	93,506
Inventories	(6,329,053)	2,899,043	(994,758)
Prepaid and other current assets	23,264	18,452	(254,654)
Deposits	—	80,000	—
Derivative instruments	1,032,359	(2,221,432)	3,742,249
Accounts payable	472,468	(490,679)	869,621
Accounts payable-corn	698,647	3,054,854	(3,857,937)
Accrued expenses	(2,172,452)	973,634	635,835
Net cash provided by operating activities	49,875,611	101,839,992	33,430,374

Cash Flows from Investing Activities
Capital expenditures	(27,686)	(3,450,085)	(619,720)
Payments for construction in process	(10,531,521)	(518,174)	(323,163)
Proceeds from sale of equipment	35,000	1,000	259,762
Net cash used for investing activities	(10,524,207)	(3,967,259)	(683,121)

Cash Flows from Financing Activities
Distributions paid	(51,121,002)	(66,413,482)	(5,579,492)
Proceeds from long-term debt	4,865,236	—	—
Payments on long-term debt	—	(27,943,975)	(3,634,004)
Net cash used for financing activities	(46,255,766)	(94,357,457)	(9,213,496)

Net Increase (Decrease) in Cash	(6,904,362)	3,515,276	23,533,757

Cash – Beginning of Period	27,731,976	24,216,700	682,943

Cash – End of Period	$20,827,614	$27,731,976	$24,216,700

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2015	September 30, 2014	September 30, 2013

Supplemental Cash Flow Information
Interest paid	$—	$1,255,531	$2,521,245

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses	$836,609	$74,246	$374,671
Gain on derivative instruments included in other comprehensive income	$—	$681,233	$1,405,525

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

			Accumulated
			Other
	Member	Retained	Comprehensive
	Contributions	Earnings	Loss
Balance - September 30, 2012	$70,912,213	$40,469,091	$(2,086,758)

Net income for year ended September 30, 2013	—	26,355,424	—

Members Distributions	—	(5,579,492)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	1,405,525

Balance - September 30, 2013	70,912,213	61,245,023	(681,233)

Net income for year ended September 30, 2014	—	87,261,674	—

Members Distributions	—	(66,413,482)	—

Other comprehensive income
Gain on derivative instruments included in other comprehensive income	—	—	681,233

Balance - September 30, 2014	70,912,213	82,093,215	—

Net income for year ended September 30, 2015	—	38,721,817	—

Members Distributions	—	(51,121,002)	—

Balance - September 30, 2015	$70,912,213	$69,694,030	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2015 and 2014, the Company produced approximately 117 million and 116 million gallons of ethanol, respectively.

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2015 and 2014, the Company determined that an allowance for doubtful accounts was not necessary.

Inventories

Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable costs.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

Recently Adopted Accounting Pronouncements
In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after Dec. 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  We have adopted the pronouncement for the fiscal year ended September 30, 2015 and the change did not have a material effect on the financial statements.

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

Financing Costs

Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method, beginning when Company draws on the loans. Amortization for the years ended September 30, 2015, 2014 and 2013 was approximately $0, $0 and $176,000, respectively.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

during any given month, which should be considered contingent and recorded as deferred revenue. The Company's products are sold Free on Board (FOB) shipping point.

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,372,000, $2,382,000 and $1,783,000 for the years ended September 30, 2015, 2014 and 2013, respectively. Freight was approximately $9,362,000, $8,786,000 and $6,816,000 for the years ended September 30, 2015, 2014 and 2013, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2015 and 2014 due to the short maturity nature of these instruments. The fair value of derivative instruments and debt is disclosed in Note 7.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2015, or 2014 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2015 or 2014.

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2015 or 2014. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2011, the Company is no longer subject to U.S. Federal income tax examinations.

2. CONCENTRATIONS

Two major customers accounted for approximately 93% and 98% of the outstanding accounts receivable balance at September 30, 2015 and September 30, 2014, respectively. These same two customers also accounted for approximately 96% of revenue for each of the years ended September 30, 2015, 2014 and 2013.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2015 and 2014 are as follows:

	2015	2014
Financial statement basis of assets	$157,468,720	$166,386,065
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(84,815,021)	(91,132,667)
Book to tax derivative instruments	—	(1,690,531)
Capitalized inventory	93,000	18,000
Income tax basis of assets	$74,723,309	$75,557,477

Financial statement basis of liabilities	$16,862,477	$13,380,637
Book to tax derivative instruments	(68,479)	(1,287,147)
Accrued employee benefits	(550,320)	(788,808)
Income tax basis of liabilities	$16,243,678	$11,304,682

4. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2013 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 21, 2013	$160	$2,336,960	June 2013
July 16, 2013	$222	$3,242,532	August 2013
Totals	$382	$5,579,492

Distribution dates and amounts for the fiscal year ended September 30, 2014 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 14, 2013	$475	$6,937,850	December 2013
February 11, 2014	1,072	15,657,632	February 2014
May 20, 2014	1,500	21,909,000	May 2014
August 19, 2014	1,500	21,909,000	August 2014
Totals	$4,547	$66,413,482

Distribution dates and amounts for the fiscal year ended September 30, 2015 are listed in the table below:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014
February 10, 2015	1,000	14,606,000	February 2015
May 19, 2015	600	8,763,600	May 2015
August 18, 2015	200	2,921,202	August 2015
Totals	$3,500	$51,121,002

Subsequent to year end, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015

5.  INVENTORIES

Inventories consist of the following as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Raw materials	$5,166,402	$2,860,060
Work in progress	1,320,961	1,316,664
Finished goods	5,058,449	1,316,482
Spare parts	2,208,640	1,932,193
Total	$13,754,452	$7,425,399

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2015, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through October 2016 for approximately 7.02% of expected production needs for the next twelve months. Approximately 17.88% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or market evaluation with respect to inventory valuation, and has determined that no impairment existed at September 30, 2015. At September 30, 2015, the Company has forward natural gas purchase contracts for approximately 12.34% of expected usage for the next twelve months at various prices for various delivery periods through March 2016. At September 30, 2015, we had forward ethanol sales contracts for approximately 0.18% of expected production for the next twelve months at various prices through October 2015. Also, the Company has forward dried distiller grains sales contracts for approximately 16.12% and forward corn oil sales contracts for approximately 10.58% of expected production for the next twelve months at various fixed prices for various delivery periods through June 2016 and December 2016, respectively.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

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

At September 30, 2015, the Company had a net short (selling) position of 3,080,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net long(buying) position of 2,765,000 bushels of corn under derivative contracts as of September 30, 2014. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through July 2016, as of September 30, 2015. The Company had a net long (buying) position of 1,260,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net short (selling) position of 18,690,000 gallons of ethanol under derivative contracts as of September 30, 2014. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through April 2016, as of September 30, 2015. At September 30, 2015, the Company had no natural gas under derivative contracts used to hedge its forward natural gas purchases. However, the Company had a net short (selling) position of 150,000 MMBTUs of natural gas under derivative contracts as of September 30, 2014. These natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$58,338
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$10,141
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$—	$—

As of September 30, 2015 the Company had approximately $1,211,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

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

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal year ended September 30, 2014:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

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

The amount of gain reclassified from accumulated other comprehensive income into net income on derivatives included a reclassification of $681,233 into earnings as interest expense resulting from the termination of the interest rate swap agreement in October 2014.

The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in other comprehensive income and statement of operations for the fiscal year ended September 30, 2013:

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,306,174
Ethanol Derivative Contracts	Revenues	(677,043)
Natural Gas Derivative Contracts	Cost of Goods Sold	(68,635)
Totals		$560,496

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2014:

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2013:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,610,942
Ethanol Derivative Contracts	Revenues	(55,761)
Natural Gas Derivative Contracts	Cost of Goods Sold	24,647
Totals		$4,579,828

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(10,141)	$(10,141)	$(10,141)	$—	$—
Ethanol Derivative Contracts	$(58,338)	$(58,338)	$(58,338)	$—	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(1,277,147)	$(1,277,147)	$(1,277,147)	$—	$—
Ethanol Derivative Contracts	$1,690,531	$1,690,531	$1,690,531	$—	$—
Natural Gas Derivative Contracts	$(10,000)	$(10,000)	$(10,000)	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

The Company believes the fair value of it's long-term debt at September 30, 2015 and September 30, 2014 approximated the carrying value of approximately $4,865,000 and $0, respectively. Fair value was estimated using estimated market interest rates at September 30, 2015 and 2014, which are level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

8.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.

On April 22, 2015, the Company executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points. On July 23, 2015, the Company executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment") in order to obtain additional financing to fund a construction project which is expected to add storage capacity and increase production capacity at the plant. Please refer to Note 10 Commitments and Contingencies below for more information on the project. In connection therewith, the Company also executed a Second Amended and Restated Declining Revolving Credit Note and a First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statements.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

Declining Loan

The Fifth Amendment increases the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month LIBOR plus two hundred ninety basis points. The Fifth Amendment requires quarterly interest payments on the Declining Loan during the draw period and then the balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. Any balance remaining after conversion of the principal balance of the construction advances will continue to be available for working capital purposes. The Fifth Amendment reinstates a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly upon completion of the expansion project. The cost of the expansion project is excluded from the $5,000,000 annual limit on capital expenditures. The Company paid a $45,000 commitment fee in connection with the transaction.

The interest rate on the Declining Loan at September 30, 2015 was 3.20%. There were borrowings in the amount of $4,865,236 outstanding on the Declining Loan at September 30, 2015 and no borrowings at September 30, 2014.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2015 was 3.10%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2015 or September 30, 2014.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

9. LEASES

At September 30, 2015, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2015 to September 30, 2016	$1,172,964
October 1, 2016 to September 30, 2017	1,172,964
October 1, 2017 to September 30, 2018	1,171,870
October 1, 2018 to September 30, 2019	97,200
Total minimum lease commitments	$3,614,998

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. At September 30, 2015, there is approximately $660,000 in this account. However, as the Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.

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

Expansion Projects

The Board of Directors has approved a management proposal of projects which are expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve months, up from fiscal year 2015 production of 117 million gallons per year. The projects are expected to cost approximately $18,200,000. In connection with the expansion, the Company executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at the plant for a fixed price of approximately $8,892,000, subject to execution of additional written change orders for modifications. The grain bins were completed shortly after the year ended September 30, 2015. The other expansion projects, including the grain dryer and unloading pit, were started after year end and are expected to be completed by our 2016 fiscal year end.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

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

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $110,000, $97,000 and $77,000 to the defined contribution plan during the years ended September 30, 2015, 2014 and 2013, respectively.

12. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 75% of total revenues and corn costs average 78% of total cost of goods sold.

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the unleaded gasoline markets and the petroleum markets, although, since 2005, the prices

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2015 and 2014

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

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2015
Revenues	$65,858,591	$59,944,217	$53,978,969	$60,913,516
Gross profit	21,316,731	5,350,271	6,259,132	10,463,868
Operating income	19,962,726	4,202,249	5,119,545	9,390,591
Net income	19,986,184	4,205,473	5,122,566	9,407,594
Basic and diluted earnings per unit	$1,368.35	$287.93	$350.72	$644.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2014
Revenues	$83,572,765	$73,065,869	$98,631,414	$82,085,467
Gross profit	23,655,549	18,236,113	30,533,700	20,515,391
Operating income	22,434,684	17,150,777	29,360,504	19,049,406
Net income	21,737,799	17,152,209	29,364,504	19,007,162
Basic and diluted earnings per unit	$1,488.28	$1,174.33	$2,010.44	$1,301.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2013
Revenues	$85,083,385	$89,769,233	$95,598,868	$87,160,328
Gross profit	1,662,161	8,098,414	11,195,787	12,533,056
Operating income	592,238	6,897,956	9,907,490	11,394,097
Net income (loss)	(61,975)	6,269,242	9,301,752	10,846,405
Basic and diluted earnings (loss) per unit	$(4.24)	$429.22	$636.84	$742.60

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2015 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.    OTHER INFORMATION

On November 17, 2015, the board of directors declared a cash distribution of $500 per membership unit to unit holders of record at the close of business on that date for a total distribution of $7,303,000. We expect to pay the distribution by the end of November 2015.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2016 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2015 fiscal year. This proxy statement is referred to in this report as the 2016 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

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

 (3)    Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.1A	Name Change Amendment		Exhibit 3.1A to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.1	Distiller's Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.2	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.3	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.4	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant's Form 10-QSB filed with the Commission on February 14, 2007.
10.5	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.		Exhibit 10.32 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.6	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.		Exhibit 10.33 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.7	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.		Exhibit 10.34 to the registrant's Form 10-QSB filed with the Commission on August 3, 2007.
10.8	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.		Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on December 17, 2007.
10.9	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.10	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 7, 2009.

10.11	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on December 28, 2009.
10.12	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.13	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.14	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2010.
10.15	Amendment No. 2 to Ethanol Purchase and Sale Agreement between Cardinal Ethanol, LLC and Murex N.A., LTD. dated November 22, 2011.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.16	First Amendment to Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated November 22, 2011.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.17	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.18	Second Amended and Restated Security Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.19	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.20	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.21	Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.22	Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.23
First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on August 7, 2013

10.24	Termination Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.		Exhibit 10.50 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.25	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.		Exhibit 10.51 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.26	Second Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.		Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.27	First Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.		Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.28	Employee Bonus Plan, Amended and Restated for Fiscal Year 2014-15		Exhibit 10.54 to the registrant's Form10-K filed with the Commission on November 25, 2014.
10.29	Capstone Energy Agreement		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 2, 2015.
10.30	Fourth Amendment of First Amended and Restated Construction Loan Agreement dated effective March 31, 2015.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 23, 2015.
10.31	Third Amendment of First Amended and Restated Construction Loan Agreement dated effective February 28, 2015		Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 5, 2015.
10.32	Fifth Amendment of First Amended and Restated Construction Loan Agreement dated July 23, 2015		Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.33	Second Amended and Restated Declining Revolving Credit Note dated July 23, 2015		Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.34	First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated July 23, 2015		Exhibit 10.3 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.35	Employee Bonus Plan, Amended and Restated for Fiscal Year 2015-16	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2015 and September 30, 2014, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2015, 2014 and 2013, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014, and 2013, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 20, 2015	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 20, 2015	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 20, 2015	/s/ Robert Davis
Robert Davis. Chairman and Director

Date:	November 20, 2015	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 20, 2015	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 20, 2015	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 20, 2015	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 20, 2015	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 20, 2015	/s/ David Matthew Dersch
David Matthew Dersch, Director

Date:	November 20, 2015	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date:	November 20, 2015	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 20, 2015	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	November 20, 2015	/s/ William Garth
William Garth, Director

Date:	November 20, 2015	/s/ Robert Baker
Robert Baker, Director

Date:	November 20, 2015	/s/ Lewis M. Roch III
Lewis M.Roch III, Director