Form 10-Q
period 2015-12-31
Cardinal Ethanol LLC
filed 2016-02-04
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2015.

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

As of February 4, 2016, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2015	September 30, 2015
	(Unaudited)
Current Assets
Cash	$26,787,043	$20,827,614
Restricted cash	631,936	1,211,476
Trade accounts receivable	11,760,407	11,962,357
Miscellaneous receivables	202,972	384,705
Inventories	14,321,411	13,754,452
Prepaid and other current assets	584,628	506,197
Commodity derivative instruments	1,227,745	—
Total current assets	55,516,142	48,646,801

Property, plant, and equipment, net	107,626,589	107,998,425

Other Assets
Investment	823,494	823,494
Total other assets	823,494	823,494

Total Assets	$163,966,225	$157,468,720

LIABILITIES AND MEMBERS' EQUITY	December 31, 2015	September 30, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$2,808,291	$3,616,302
Accounts payable-corn	15,215,999	6,757,174
Accrued expenses	1,433,952	1,555,286
Commodity derivative instruments	503,631	68,479
Total current liabilities	19,961,873	11,997,241

Long-Term Debt	8,956,973	4,865,236

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	64,135,166	69,694,030
Total members' equity	135,047,379	140,606,243

Total Liabilities and Members’ Equity	$163,966,225	$157,468,720

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Revenues	$57,545,036	$65,858,591

Cost of Goods Sold	54,394,074	44,541,860

Gross Profit	3,150,962	21,316,731

Operating Expenses	1,369,605	1,354,005

Operating Income	1,781,357	19,962,726

Other Income (Expense)
Interest expense	(59,092)	—
Miscellaneous income	21,869	23,458
Total	(37,223)	23,458

Net Income	$1,744,134	$19,986,184

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$119	$1,368

Distributions Per Unit	$500	$1,700

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net income	$1,744,134	$19,986,184
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,282,639	2,221,712
Change in fair value of commodity derivative instruments	(2,013,052)	1,489,722
Gain on sale of equipment	—	(11,827)
Change in operating assets and liabilities:
Restricted cash	579,540	(608,194)
Trade accounts receivables	201,950	12,273,308
Miscellaneous receivable	181,733	(109,807)
Inventories	(566,959)	(13,283,413)
Prepaid and other current assets	(78,431)	(309,114)
Commodity derivative instruments	1,220,459	(1,974,009)
Accounts payable	(808,009)	(632,071)
Accounts payable-corn	8,458,825	9,863,566
Accrued expenses	(559,688)	(145,863)
Net cash provided by operating activities	10,643,141	28,760,194

Cash Flows from Investing Activities
Capital expenditures	(1,472,449)	(744,611)
Proceeds from sale of equipment	—	35,000
Net cash used for investing activities	(1,472,449)	(709,611)

Cash Flows from Financing Activities
Distributions paid	(7,303,000)	(24,830,201)
Proceeds from long-term debt	4,091,737	—
Net cash used for financing activities	(3,211,263)	(24,830,201)

Net Increase in Cash	5,959,429	3,220,382

Cash – Beginning of Period	20,827,614	27,731,976

Cash – End of Period	$26,787,043	$30,952,358

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Supplemental Cash Flow Information
Interest paid	$37,303	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in process included in accrued expenses	$438,354	$15,974

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2015, contained in the Company's annual report on Form 10-K.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

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

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities received. Patronage dividends are recognized when received and included within revenue in the condensed statements of operations.

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

2. CONCENTRATIONS

Two major customers accounted for approximately 96% of the outstanding accounts receivable balance at December 31, 2015 and September 30, 2015. These same two customers accounted for approximately 97% of revenue for the three month period ended December 31, 2015. Revenue percentages for the same two customers for the three month period ended December 31, 2014 were 96%.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

3.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2015 (Unaudited)	September 30, 2015
Raw materials	$8,825,746	$5,166,402
Work in progress	1,250,730	1,320,961
Finished goods	1,934,629	5,058,449
Spare parts	2,310,306	2,208,640
Total	$14,321,411	$13,754,452

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At December 31, 2015, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2017 for approximately 8.4% of expected production needs for the next fifteen months. Approximately 12.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2015 or September 30, 2015. At December 31, 2015, the Company had forward dried distiller grains sales contracts for approximately 16.0% of expected production for the next twelve months at various fixed prices for various delivery periods through June 2016. At December 31, 2015, the Company had forward corn oil contracts for approximately 7.2% of expected production for the next twelve months at various prices for various delivery periods through January 2016. Also, at December 31, 2015, the Company had forward natural gas contracts for approximately 36.4% of expected purchases for the next two years and three months at various prices for various delivery periods through March 2018.

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

At December 31, 2015, the Company had a net short (selling) position of 6,017,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net short (selling) position of 3,080,000 bushels of corn under derivative contracts as of September 30, 2015. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through May 2017, as of December 31, 2015. At December 31, 2015, the Company had a net long (buying) position of 5,460,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net long (buying) position of 1,260,000 gallons of ethanol under derivative contracts as of September 30, 2015. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2016, as of December 31, 2015. At December 31, 2015, the Company had a net long (buying) position of 1,120,000 MMBTUs of natural gas under derivative contracts used to hedge its forward natural

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

gas purchases. These natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$417,375
Corn derivative contracts	Commodity Derivative Instruments - Current	$1,227,745	$—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$—	$86,256

As of December 31, 2015 the Company had approximately $632,000 of cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives held by three brokers.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$2,178,514
Ethanol Derivative Contracts	Revenues	(79,206)
Natural Gas Derivative Contracts	Cost of Goods Sold	(86,256)
Totals		$2,013,052

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$1,227,745	$1,227,745	$1,227,745	—	—
Ethanol Derivative Contracts	$417,375	$417,375	$417,375	—	—
Natural Gas Derivative Contracts	$(86,256)	$(86,256)		$(86,256)	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(10,141)	$(10,141)	$(10,141)	—	—
Ethanol Derivative Contracts	$(58,338)	$(58,338)	$(58,338)	—	—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of natural gas Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

6.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
On April 22, 2015, the Company executed a Fourth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fourth Amendment"). The Fourth Amendment had an effective date of March 31, 2015, and extended the termination date of the Revolving Credit Loan from March 31, 2015 to February 28, 2016 and changed the interest rate on the Revolving Credit Loan to the 1-month LIBOR plus two hundred ninety basis points. On July 23, 2015, the Company executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment") in order to obtain additional financing to fund a construction project which is expected to add storage capacity and increase production capacity at the plant. Please refer to Note 8 Commitments and Contingencies below for more information on the project. In connection therewith, the Company executed a Second Amended and Restated Declining Revolving Credit Note and a First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statements.

Declining Note

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

The interest rate on the Declining Loan at December 31, 2015 was 3.52%. There were borrowings in the amount of $8,956,973 outstanding on the Declining Loan at December 31, 2015 and borrowings in the amount of $4,865,236 at September 30, 2015.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2015 was 3.33%. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2015 or September 30, 2015.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

7. LEASES

At December 31, 2015, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
January 1, 2016 to December 31, 2016	$1,172,964
January 1, 2017 to December 31, 2017	1,172,964
January 1, 2018 to December 31, 2018	975,829
Total minimum lease commitments	$3,321,757

8. COMMITMENTS AND CONTINGENCIES

Expansion Projects

The Board of Directors has approved a management proposal of projects which are expected to add storage capacity and also increase production capacity to near 135 million gallons over the next twelve months, up from fiscal year 2015 production of 117 million gallons per year. The projects are expected to cost approximately $18,200,000. In connection with the expansion, the Company executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at the plant for a fixed price of approximately $8,892,000, subject to execution of additional written change orders for modifications. The expansion projects, including the grain bins, grain dryer and unloading pit are ongoing and are expected to be completed by our 2016 fiscal year end.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2015

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

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 80% of total revenues and corn costs average 82% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2015, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

On November 17, 2015, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015

We are in the process of adding storage capacity to our plant and increasing production capacity to approximately 135 million gallons over the next twelve months. The projects are expected to cost approximately $18,200,000. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $8,892,000 subject to execution of additional written change orders for modifications. The expansion projects, including the grain bins, grain dryer and unloading pit, are ongoing and expected to be completed by our 2016 fiscal year end.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016. The statutory volumes and the EPA's volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/15	18.11	14.50

Certain ethanol and agriculture industry groups have recently petitioned a federal appeals court to hear a legal challenge to the EPA's final rules. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenue	$57,545,036	100.00	$65,858,591	100.00
Cost of Goods Sold	54,394,074	94.52	44,541,860	67.63
Gross Profit	3,150,962	5.48	21,316,731	32.37
Operating Expenses	1,369,605	2.38	1,354,005	2.06
Operating Income	1,781,357	3.10	19,962,726	30.31
Other Income, net	(37,223)	(0.06)	23,458	0.04
Net Income	$1,744,134	3.04	$19,986,184	30.35

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$45,939,126	79.83%	$50,580,497	76.80%
Distillers Grains Sales	9,658,346	16.78	12,763,953	19.38
Corn Oil Sales	1,886,329	3.28	2,342,672	3.56
Carbon Dioxide Sales	61,235	0.11	88,985	0.13
Other Revenue	—	—	82,484	0.13
Total Revenues	$57,545,036	100.00%	$65,858,591	100.00%

Ethanol

Our revenues from ethanol decreased for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. This decrease in revenues is the result of a decrease in the average price per gallon of ethanol sold during the three months ended December 31, 2015 as compared to the same period in 2014.

We experienced an increase in ethanol gallons sold of approximately 19.6% for the three months ended December 31, 2015 as compared to the same period in 2014 resulting primarily from an increase in ethanol production yields and timing of ethanol shipments. We are currently operating at approximately 17% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will continue to increase due to our plans to increase our production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016.

Our average price per gallon of ethanol sold for the three months ended December 31, 2015 was approximately 23.8% lower than our average price per gallon of ethanol sold for the same period in 2014. This decline in average market price for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 is due to several factors. Industry-wide production outpaced domestic consumption and net exports during the quarter causing an increase in national ethanol supply resulting in lower ethanol prices. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower crude oil and unleaded gasoline prices put downward pressure on ethanol prices. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If crude oil and unleaded gasoline prices remain low or further decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly should ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition,the EPA's reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices. Operating conditions deteriorated towards the end of our first fiscal quarter and the subsequent period and management expects margins will continue to be tight and possibly negative at times during our second fiscal quarter.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended December 31, 2015 as compared to the same period in 2014. This decrease in revenues is the result of both a decrease in the average market price per ton of distillers grains and a decrease in distillers grains sold for the period ended December 31, 2015 compared to the same period in 2014.

The average price per ton of distillers grains sold for the three months ended December 31, 2015 was approximately 20.5% lower than the average price per ton of distillers grains sold for the same period in 2014. This decline in the market price of distillers grains is due to lower domestic and export demand which has resulted in a decline in the price of distillers grains as a percentage of corn values for the three months ended December 31, 2015 as compared to the same period in 2014.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, a softening in export demand from China has had a negative effect on distillers grains prices. In addition, China has recently opened an anti-dumping investigation into distillers grains produced in the U.S. which may further decrease export demand particularly if China were to impose anti-dumping tariffs on U.S. imports. If demand in the export market remains low, distillers grains prices could continue to decline unless additional demand can be created from other foreign markets or domestically.

We sold approximately 4.5% fewer distillers grains in the three months ended December 31, 2015 as compared to the same period in 2014 due to increased ethanol production yields which resulted in lower distiller grains yields. Management anticipates that the distillers grains sold by our plant will increase due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016 which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales decreased approximately 19.5% in the three months ended December 31, 2015 as compared to the same period in 2014 which was primarily a result of a decline in the average price per pound received for our corn oil in the three months ended December 31, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 20.7% lower for the three months ended December 31, 2015 as compared to the same period in 2014 due to increased local supplies. We sold approximately 1.6% more corn oil in the three months ended December 31, 2015 as compared to the same period in 2014 due primarily to increased oil extraction rates per bushel of corn.

Management expects corn oil prices will remain lower due to an oversupply from widespread adoption of corn oil extraction throughout the ethanol industry. Until oversupply is corrected, these lower prices will persist. Management expects that our corn oil production will increase due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016, which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 94.5% for the three months ended December 31, 2015 as compared to approximately 67.6% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was the result of increased corn prices relative to the price of ethanol for the three months ended December 31, 2015 as compared to the same period in 2014. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from our commodity derivatives investment position.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2015, we used approximately 0.5% fewer bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. During the three months ended December 31, 2015, our average price paid per bushel of corn increased approximately 35.4% as compared to the same period in 2014 due to lower corn yields locally as a result of wet weather in our corn supply region as compared to the more plentiful 2014 corn crop. Corn prices also rose in response to stronger export demand. However, corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter.

Management expects that corn prices will be relatively steady through our second and third fiscal quarters. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. In addition, corn prices could increase if export demand remains high. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our three months ended December 31, 2015 as compared to the three months ended December 31, 2014. This decrease in cost of natural gas for the three months ended December 31, 2015 as compared to the same period in 2014 was primarily the result of a decrease of approximately 31.3% in the average price per MMBTU of our natural gas due to plentiful supply. We used approximately 0.5% more natural gas for the three months ended December 31, 2015 as compared to the same period in 2014 because of higher ethanol production.

Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue to remain at current levels as natural gas production has replenished stock shortages from last year and is currently outpacing demand.

Derivatives

We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to Item 3 - Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risk for information on our derivatives.

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.4% for the three months ended December 31, 2015 compared to operating expenses of approximately 2.1% of revenues for the same period in 2014. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2015 was approximately 3.1% of our revenues compared to operating income of approximately 30.3% of revenues for the same period in 2014. The decrease in operating income for the three months ended December 31, 2015 was primarily the result of the decreased ethanol prices relative to the price of corn.

Other Income

Our other expense for the three months ended December 31, 2015 and our other income the same period in 2014 were minimal. Our other expense for the three months ended December 31, 2015 consisted primarily of interest expense due to our borrowing funds to pay for construction costs in connection with our ongoing expansion projects. Our other income for the three months ended December 31, 2014 consisted primarily of miscellaneous and rent income.

Changes in Financial Condition for the Three Months Ended December 31, 2015

The following table highlights the changes in our financial condition:

	December 31, 2015 (Unaudited)	September 30, 2015
Current Assets	$55,516,142	$48,646,801
Current Liabilities	$19,961,873	$11,997,241
Long-Term Liabilities	$8,956,973	$4,865,236
Member's Equity	$135,047,379	$140,606,243

We experienced an increase in our current assets at December 31, 2015 compared to September 30, 2015. This increase was primarily driven by an increase in our cash, inventories and commodity derivative instruments at December 31, 2015 as compared to September 30, 2015. We experienced an increase in cash at December 31, 2015 compared to September 30, 2015 due to positive cash flow from operations and to borrowing on our Declining Note, which was partially offset by capital expenditures. We had an increase in our corn inventory due to the addition of two steel grain bins that were filled near harvest causing an increase in our inventories at December 31, 2015 compared to September 30, 2015. Commodity derivative instruments increased at December 31, 2015 compared to September 30, 2015 due to price increases in the corn futures markets. These increases were partially offset by a decrease in our restricted cash at December 31, 2015 as compared to September 30, 2015 because of positive corn market price movements decreasing our required margin requirements.

We experienced an increase in our total current liabilities at December 31, 2015 compared to September 30, 2015. This increase was primarily due to an increase in our accounts payable for corn at December 31, 2015 as compared to September 30, 2015 due to having more corn inventory purchased, year-end deferral of payments by farmers and producers and an increase in our commodity derivative instruments at December 31, 2015 as compared to September 30, 2015 due to declining prices in the ethanol and natural gas futures markets. These increases were partially offset by a decrease in our accrued expenses and our accounts payable at December 31, 2015 as compared to September 30, 2015 as we converted short-term payables for the expansion project to long term debt on the Declining Revolving Loan.

We experienced an increase in our long-term liabilities as of December 31, 2015 compared to September 30, 2015. At December 31, 2015, we had $8,956,973 of outstanding borrowings in the form of long-term loans, compared to $4,865,236 at September 30, 2015. The increase is due to borrowing additional funds to pay for construction costs in connection with our ongoing expansion projects.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2016 fiscal year. However, operating margins narrowed towards the end of our first fiscal quarter and are expected to continue to be slim and possibly negative at times during our second fiscal quarter. Should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the three months ended December 31, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$10,643,141	$28,760,194
Net cash used for investing activities	$(1,472,449)	$(709,611)
Net cash used for financing activities	$(3,211,263)	$(24,830,201)
Net increase in cash	$5,959,429	$3,220,382
Cash, beginning of period	$20,827,614	$27,731,976
Cash, end of period	$26,787,043	$30,952,358

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the three months ended December 31, 2015 as compared to the same period in 2014. This was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the three months ended December 31, 2015 compared with the same period in 2014.

Cash Flow used for Investing Activities

We used more cash in investing activities for the three months ended December 31, 2015 as compared to the same period in 2014. Cash used in investing activities increased because of an increase in payments for construction in progress because of our ongoing expansion project described below in Capital Improvements.

Cash Flow used for Financing Activities

Cash used in financing activities was less for the three months ended December 31, 2015 as compared to the same period in 2014. This decrease was the result of our making distributions of approximately $7,303,000 for the three months ended December 31, 2015 as compared to distributions of approximately $24,830,000 for the three months ended December 31, 2014. We also borrowed money on the Declining Revolving Loan for the expansion project which we had not done in the three months ended December 31, 2014.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2015, we expect operations to generate adequate cash flows to maintain operations.
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

Declining Loan

The Fifth Amendment increases the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The Fifth Amendment provides for quarterly interest payments on the Declining Loan during the draw period and then the principal balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. Any availability on the Declining Loan remaining after conversion of the principal balance of the construction advances will continue to be available for future capital expenditures. The interest rate at December 31, 2015 was 3.52%. There was $8,956,973 outstanding on the Declining Loan at December 31, 2015 and $4,865,236 outstanding at September 30, 2015.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2015 was 3.33%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2015 or September 30, 2015.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2015. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2015. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We began a project during our third fiscal quarter 2015 which is expected to add storage capacity and also increase production capacity to approximately 135 million gallons over the next twelve months. The project is expected to cost approximately $18,200,000 and will be funded by cash from our operations and our expanded credit facilities. Please refer to Short and Long Term Debt Sources above for information on our credit facilities. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant. The fixed price is currently approximately $8,892,000, subject to execution of additional written change orders for modifications. The expansion projects, including the grain bins, grain dryer and unloading pit, are ongoing and expected to be completed by our 2016 fiscal year end.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2015.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and our Revolving Credit Loan which bear variable interest rates.  The interest rate for the Declining Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of $8,956,973 outstanding on the Declining Loan and the applicable interest rate was3.52% at December 31, 2015. The interest rate for the Revolving Credit Loan is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Loan at December 31, 2015. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2015, would be approximately $6,000.

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

At December 31, 2015, we had a net long (buying) position of 5,460,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through September 2016, a net short (selling) position of 6,017,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through May 2017, and a net long (buying) position of 1,120,000 MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2015:

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Corn Derivative Contracts	$2,178,514	$(119,322)
Ethanol Derivative Contracts	(79,206)	(1,554,385)
Natural Gas Derivative Contracts	(86,256)	183,985
Totals	$2,013,052	$(1,489,722)

At December 31, 2015, we had forward corn purchase contracts at various fixed prices for various delivery periods through March 2017 for approximately 8.4% of our expected production needs for the next fifteen months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through June 2016 for approximately 16.0% of expected production for the next twelve months and forward corn oil contracts at various prices for various delivery periods through January 2016 for approximately 7.2% of expected production for the next twelve months. Also, at December 31, 2015, we had forward natural gas contracts for approximately 36.4% of expected purchases for the next two years and three months at various prices for various delivery periods through March 2018. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of December 31, 2015 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2015. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2015	Approximate Adverse Change to Income
Natural Gas	1,650,000	MMBTU	10%	$38,800
Ethanol	118,000,000	Gallons	10%	$16,874,000
Corn	36,650,000	Bushels	10%	$14,330,000
DDGs	266,000	Tons	10%	$3,452,000
Corn Oil	30,615,000	Pounds	10%	$750,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of our 2016 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and September 30, 2015, (ii) Condensed Statements of Operations and Comprehensive Income for the three months ended December 31, 2015 and 2014, (iii) Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 4, 2016	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2016	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)