Form 10-Q
period 2016-03-31
Cardinal Ethanol LLC
filed 2016-05-09
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016.

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

As of May 9, 2016, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2016	September 30, 2015
	(Unaudited)
Current Assets
Cash	$11,797,455	$20,827,614
Restricted cash	—	1,211,476
Trade accounts receivable	11,979,577	11,962,357
Miscellaneous receivables	166,429	384,705
Inventories	20,154,500	13,754,452
Prepaid and other current assets	402,607	506,197
Commodity derivative instruments	1,509,550	—
Total current assets	46,010,118	48,646,801

Property, plant, and equipment, net	108,134,932	107,998,425

Other Assets
Investment	938,251	823,494
Total other assets	938,251	823,494

Total Assets	$155,083,301	$157,468,720

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$3,129,032	$3,616,302
Accounts payable-corn	7,293,837	6,757,174
Accrued expenses	983,905	1,555,286
Commodity derivative instruments	206,577	68,479
Total current liabilities	11,613,351	11,997,241

Long-Term Debt	11,382,200	4,865,236

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	61,175,537	69,694,030
Total members' equity	132,087,750	140,606,243

Total Liabilities and Members’ Equity	$155,083,301	$157,468,720

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenues	$51,589,923	$59,944,217	$109,134,959	$125,802,808

Cost of Goods Sold	48,600,758	54,593,946	102,994,832	99,135,806

Gross Profit	2,989,165	5,350,271	6,140,127	26,667,002

Operating Expenses	1,486,206	1,148,022	2,855,811	2,502,027

Operating Income	1,502,959	4,202,249	3,284,316	24,164,975

Other Income (Expense)
Interest income	250	—	250	—
Interest expense	(84,475)	—	(143,567)	—
Miscellaneous income	3,440	3,224	25,309	26,682
Total	(80,785)	3,224	(118,008)	26,682

Net Income	$1,422,174	$4,205,473	$3,166,308	$24,191,657

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$97	$288	$217	$1,656

Distributions Per Unit	$300	$1,000	$800	$2,700

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities
Net income	$3,166,308	$24,191,657
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,566,053	4,457,912
Change in fair value of commodity derivative instruments	(2,965,860)	(284,690)
Gain on sale of equipment	—	(11,827)
Non-cash dividend income	(114,757)	(104,942)
Change in operating assets and liabilities:
Restricted cash	1,211,476	191,111
Trade accounts receivables	(17,220)	8,090,478
Miscellaneous receivable	218,276	(89,551)
Inventories	(6,400,048)	(8,130,876)
Prepaid and other current assets	103,590	(202,798)
Commodity derivative instruments	1,594,408	(77,111)
Accounts payable	(487,270)	381,239
Accounts payable-corn	536,663	2,291,775
Accrued expenses	(537,023)	(274,681)
Net cash provided by operating activities	874,596	30,427,696

Cash Flows from Investing Activities
Capital expenditures	(4,736,918)	(1,470,682)
Proceeds from sale of equipment	—	35,000
Net cash used for investing activities	(4,736,918)	(1,435,682)

Cash Flows from Financing Activities
Distributions paid	(11,684,801)	(39,436,202)
Proceeds from long-term debt	6,516,964	—
Net cash used for financing activities	(5,167,837)	(39,436,202)

Net Decrease in Cash	(9,030,159)	(10,444,188)

Cash – Beginning of Period	20,827,614	27,731,976

Cash – End of Period	$11,797,455	$17,287,788

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015

Supplemental Cash Flow Information
Interest paid	$115,067	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in process included in accrued expenses	$795,642	$410,292

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2016

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
March 31, 2016

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

2. CONCENTRATIONS

Two major customers accounted for approximately 95% of the outstanding accounts receivable balance at March 31, 2016 and 93% of the outstanding receivable balance at September 30, 2015. These same two customers accounted for approximately 96% of revenue for the three and six month periods ended March 31, 2016 and March 31, 2015.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2016

3.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2016 (Unaudited)	September 30, 2015
Raw materials	$13,810,537	$5,166,402
Work in progress	1,189,948	1,320,961
Finished goods	2,775,988	5,058,449
Spare parts	2,378,027	2,208,640
Total	$20,154,500	$13,754,452

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At March 31, 2016, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2017 for approximately 9.1% of expected production needs for the next twelve months. Approximately 11.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2016 or September 30, 2015. At March 31, 2016, the Company had forward dried distiller grains sales contracts for approximately 51.7% of expected production for the next three months at various fixed prices for various delivery periods through June 2016. At March 31, 2016, the Company had forward corn oil contracts for approximately 78.4% of expected production for the next one month at various prices for various delivery periods through April 2016. Also, at March 31, 2016, the Company had forward natural gas contracts for approximately 23.8% of expected purchases for the next two years at various prices for various delivery periods through March 2018.

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

At March 31, 2016, the Company had a net short (selling) position of 5,322,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net short (selling) position of 3,080,000 bushels of corn under derivative contracts as of September 30, 2015. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through May 2017, as of March 31, 2016. At March 31, 2016, the Company had a net long (buying) position of 1,680,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net long (buying) position of 1,260,000 gallons of ethanol under derivative contracts as of September 30, 2015. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through June 2016, as of March 31, 2016. At March 31, 2016, the Company had a net long (buying) position of 960,000 MMBTUs of natural gas under derivative contracts used to hedge its forward natural gas purchases. These

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2016

natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2016:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$34,650	$—
Corn derivative contracts	Commodity Derivative Instruments - Current	$1,474,900	$—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$—	$206,577

As of March 31, 2016 the Company had no cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$58,338
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$10,141

As of September 30, 2015 the Company had approximately $1,211,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$828,182
Ethanol Derivative Contracts	Revenues	301,107
Natural Gas Derivative Contracts	Cost of Goods Sold	(176,481)
Totals		$952,808

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2016:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2016

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,006,696
Ethanol Derivative Contracts	Revenues	$221,901
Natural Gas Derivative Contracts	Cost of Goods Sold	(262,737)
Totals		$2,965,860

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(38,694)
Ethanol Derivative Contracts	Revenues	$233,409
Natural Gas Derivative Contracts	Cost of Goods Sold	89,975
Totals		$284,690

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$1,474,900	$1,474,900	$1,474,900	—	—
Ethanol Derivative Contracts	$34,650	$34,650	$34,650	—	—
Natural Gas Derivative Contracts	$(206,577)	$(206,577)		$(206,577)	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(10,141)	$(10,141)	$(10,141)	—	—
Ethanol Derivative Contracts	$(58,338)	$(58,338)	$(58,338)	—	—

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
On May 6, 2016, the Company executed a Seventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha ("FNBO") (the "Seventh Amendment"). The Seventh Amendment extended the draw period

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2016

and conversion date of the Declining Loan to July 31, 2016 and also amended the definition of permitted liens effective March 1, 2016. On February 28, 2016, the Company executed a Sixth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Sixth Amendment"). The Sixth Amendment extended the termination date of the Revolving Credit Loan to February 28, 2017 and keeps all of the other previous terms agreed to in the Fifth Amendment. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. On July 23, 2015, the Company executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment") in order to obtain additional financing to fund a construction project which is expected to add storage capacity and increase production capacity at the plant. Please refer to Note 8 Commitments and Contingencies below for more information on the project. In connection therewith, the Company executed a Second Amended and Restated Declining Revolving Credit Note and a First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statements.

Declining Note

The Fifth Amendment increased the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month LIBOR plus two hundred ninety basis points. The Fifth Amendment requires quarterly interest payments on the Declining Loan during the draw period and then the balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. Any balance remaining after conversion of the principal balance of the construction advances will continue to be available for working capital purposes. The Fifth Amendment reinstates a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly upon completion of the expansion project. The cost of the expansion project is excluded from the $5,000,000 annual limit on capital expenditures.

The interest rate on the Declining Loan at March 31, 2016 was 3.53%. There were borrowings in the amount of $11,382,200 outstanding on the Declining Loan at March 31, 2016 and borrowings in the amount of $4,865,236 at September 30, 2015.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2016 was 3.34%. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2016 or September 30, 2015.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

7. LEASES

At March 31, 2016, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2016 to March 31, 2017	$1,172,964
April 1, 2017 to March 31, 2018	1,172,964
April 1, 2018 to March 31, 2019	682,588
Total minimum lease commitments	$3,028,516

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2016

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

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 77% of total revenues and corn costs average 81% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2016, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

On February 9, 2016, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
February 9, 2016	$300	$4,381,800	February 2016

On February 28, 2016, we executed a Sixth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha ("FNBO") (the "Sixth Amendment"). The Sixth Amendment extended the termination date of the Revolving Credit Loan from February 28, 2016 to February 28, 2017. On May 6, 2016, we executed a Seventh Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Seventh Amendment"). The Seventh Amendment extended the draw period and conversion date of the Declining Loan to July 31, 2016 and also amended the definition of permitted liens effective March 1, 2016.

We are in the process of adding storage capacity to our plant and increasing production capacity to approximately 135 million gallons over the next twelve months. The projects are expected to cost approximately $18,200,000. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant for a fixed price of approximately $8,892,000 subject to execution of additional written change orders for modifications. The grain bins, grain dryer and unloading pit were substantially complete at the beginning of our third fiscal quarter. The remaining expansion projects are expected to be completed by the end of our third quarter.

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

Certain biofuels, agriculture and oil industry groups as well as other interested parties have filed legal challenges to the EPA's final rules. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

In the past, China has been the world's largest importer of distillers grains produced in the U.S. However, recently China began an antidumping and countervailing duty investigation related to distillers grains imported from the United States. These dumping allegations may lead to China imposing high tariffs on distiller grains that are produced in the United States and exported to China. While the distiller grains industry in the U.S. believes that China's dumping claims are without merit, this trade investigation has negatively impacted distiller grains exports to China. In addition, if China were to impose a high tariff on distiller grains exports from the U.S., it could negatively impact the market price of distiller grains in the U.S. which could negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$51,589,923	100.00	$59,944,217	100.00
Cost of Goods Sold	48,600,758	94.21	54,593,946	91.07
Gross Profit	2,989,165	5.79	5,350,271	8.93
Operating Expenses	1,486,206	2.88	1,148,022	1.92
Operating Income	1,502,959	2.91	4,202,249	7.01
Other Income (Expense), net	(80,785)	(0.16)	3,224	0.01
Net Income	$1,422,174	2.75	$4,205,473	7.02

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$39,473,367	76.51%	$46,094,145	76.90%
Distillers Grains Sales	9,822,215	19.04	11,620,651	19.39
Corn Oil Sales	1,896,130	3.68	1,991,799	3.32
Carbon Dioxide Sales	206,950	0.40	62,720	0.10
Other Revenue	191,261	0.37	174,902	0.29
Total Revenues	$51,589,923	100.00%	$59,944,217	100.00%

Ethanol

Our revenues from ethanol decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease in revenues is the result of a decrease in the average price per gallon of ethanol sold during the three months ended March 31, 2016 as compared to the same period in 2015.

We experienced a decrease in ethanol gallons sold of approximately 7.0% for the three months ended March 31, 2016 as compared to the same period in 2015 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 17% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase due to our plans to increase our production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016.

The average market price per gallon of ethanol sold for the three months ended March 31, 2016 was approximately 8.2% lower than our average price per gallon of ethanol sold for the same period in 2015. This decline in average market price for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is due to several factors. Industry-wide production outpaced domestic consumption and net exports during the quarter causing an increase in national ethanol supply resulting in lower ethanol prices. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower crude oil and unleaded gasoline prices put downward pressure on ethanol prices. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If crude oil and unleaded gasoline prices remain low or further decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly should ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition,the EPA's reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices. Operating conditions deteriorated towards the end of our first fiscal quarter and remained tight during much of our second fiscal quarter. However, operating margins improved somewhat towards the end of our second fiscal quarter and management is optimistic that margins will be slightly better during our third fiscal quarter.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended March 31, 2016 as compared to the same period in 2015. This decrease in revenues is the result of both a decrease in the average market price per ton of distillers grains and a decrease in distillers grains sold for the period ended March 31, 2016 compared to the same period in 2015.

The average price per ton of distillers grains sold for the three months ended March 31, 2016 was approximately 14.9% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains is due to lower domestic and export demand which has resulted in a decline in the price of distillers grains as a percentage of corn values for the three months ended March 31, 2016 as compared to the same period in 2015.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, a softening in export demand from China has had a negative effect on distillers grains prices. In addition, China has recently opened an anti-dumping investigation into distillers grains produced in the U.S. which has had a negative impact on export demand. If China were to impose anti-dumping tariffs on U.S. imports, or if demand in the export market remains low, distillers grains prices could continue to decline unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains prices could remain low if end-users switch to lower priced alternatives.

We sold approximately 0.9% fewer distillers grains in the three months ended March 31, 2016 as compared to the same period in 2015 due to increased ethanol production yields which resulted in lower distiller grains yields. Management anticipates that the distillers grains sold by our plant will increase due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016 which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales decreased approximately 4.8% in the three months ended March 31, 2016 as compared to the same period in 2015 which was primarily a result of a decline in the average price per pound received for our corn oil in the three months ended March 31, 2016 as compared to the same period in 2015. The average price per pound of corn oil was approximately 10.7% lower for the three months ended March 31, 2016 as compared to the same period in 2015 due to increased local supplies. We sold approximately 5.6% more tons of corn oil in the three months ended March 31, 2016 as compared to the same period in 2015 due primarily to increased oil extraction rates per bushel of corn.

Management expects corn oil prices may increase slightly as concerns over the production and supply of Malaysian palm oil has driven the demand of soybean oil higher, pulling corn oil values up as well. In addition, the implementation of the biodiesel blender's tax credit has also increased corn oil values as producers have increased production and plants that were shut down have resumed production. Management expects that our corn oil production will increase due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2016, which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 94.2% for the three months ended March 31, 2016 as compared to approximately 91.0% for the same period in 2015. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the cost of corn for the three months ended March 31, 2016 as compared to the same period in 2015. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from our commodity derivatives investment position.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2016, we used approximately 0.2% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. During the three months ended March 31, 2016, our average price paid per bushel of corn decreased approximately 12.1% as compared to the same period in 2015 due to increased national supply resulting from a plentiful 2015 harvest and an overall increase in stocks worldwide. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our second fiscal quarter.

Management expects that corn prices will be relatively steady through our third and fourth fiscal quarters. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. In addition, corn prices could increase if export demand were to increase. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease in cost of natural gas for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of a decrease of approximately 29.5% in the average price per MMBTU of our natural gas due to plentiful supply. We used approximately 7.3% more natural gas for the three months ended March 31, 2016 as compared to the same period in 2015 because of higher ethanol production.

Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue to remain at current levels due to a plentiful supply . However, natural gas prices could increase in the future due to producers shutting down wells resulting in lower natural gas production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.9% for the three months ended March 31, 2016 compared to operating expenses of approximately 1.9% of revenues for the same period in 2015. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2016 was approximately 2.9% of our revenues compared to operating income of approximately 7.0% of revenues for the same period in 2015. The decrease in operating income for the three months ended March 31, 2016 was primarily the result of the decreased ethanol and distillers grains prices relative to the price of corn.

Other Income

Our other expense for the three months ended March 31, 2016 and our other income the same period in 2015 were minimal. Our other expense for the three months ended March 31, 2016 consisted primarily of interest expense due to our borrowing funds to pay for construction costs in connection with our ongoing expansion projects. Our other income for the three months ended March 31, 2015 consisted primarily of miscellaneous and rent income.

Results of Operations for the Six Months Ended March 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$109,134,959	100.00	$125,802,808	100.00
Cost of Goods Sold	102,994,832	94.37	99,135,806	78.80
Gross Profit	6,140,127	5.63	26,667,002	21.20
Operating Expenses	2,855,811	2.62	2,502,027	1.99
Operating Income	3,284,316	3.01	24,164,975	19.21
Other Income (Expense), net	(118,008)	(0.11)	26,682	0.02
Net Income	$3,166,308	2.90	$24,191,657	19.23

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$85,412,493	78.25%	$96,674,641	76.85%
Distillers Grains Sales	19,480,561	17.85	24,384,605	19.38
Corn Oil Sales	3,782,459	3.47	4,334,472	3.45
Carbon Dioxide Sales	268,185	0.25	151,705	0.12
Other Revenue	191,261	0.18	257,385	0.20
Total Revenues	$109,134,959	100.00%	$125,802,808	100.00%

Ethanol

Our revenues from ethanol decreased for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. This decrease in revenues is the result of a decrease in the average price per gallon of ethanol sold during the six months ended March 31, 2016 as compared to the same period in 2015.

We experienced an increase in ethanol gallons sold of approximately 5.3% for the six months ended March 31, 2016 as compared to the same period in 2015 resulting primarily from an increase in ethanol production yields and timing of ethanol shipments.

Our average price per gallon of ethanol sold for the six months ended March 31, 2016 was approximately 15.7% lower than our average price per gallon of ethanol sold for the same period in 2015. This decline in average market price for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015 is due primarily to increased U.S. domestic ethanol stocks and a decline in gasoline prices and crude oil values. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the six months ended March 31, 2016 as compared to the same period in 2015. This decrease in revenues is the result of both a decrease in the average market price per ton of distillers grains and a decrease in distillers grains sold for the period ended March 31, 2016 compared to the same period in 2015.

The average price per ton of distillers grains sold for the six months ended March 31, 2016 was approximately 17.8% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains is due to lower domestic and export demand which has resulted in a decline in the price of distillers grains as a percentage of corn values for the six months ended March 31, 2016 as compared to the same period in 2015.

We sold approximately 2.8% fewer distillers grains in the six months`` ended March 31, 2016 as compared to the same period in 2015 due to increased ethanol production yields which resulted in lower distiller grains yields.

Corn Oil

Our revenues from corn oil sales decreased approximately 12.7% in the six months ended March 31, 2016 as compared to the same period in 2015 which was primarily a result of a decline in the average price per pound received for our corn oil in the six months ended March 31, 2016 as compared to the same period in 2015. The average price per pound of corn oil was approximately 14.3% lower for the six months ended March 31, 2016 as compared to the same period in 2015 due to increased local supplies. We sold approximately 3.5% more corn oil in the six months ended March 31, 2016 as compared to the same period in 2015 due primarily to increased oil extraction rates per bushel of corn.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 94.3% for the six months ended March 31, 2016 as compared to approximately 78.8% for the same period in 2015. This increase in cost of goods sold as a percentage of revenues was the result of increased corn prices relative to the price of ethanol for the six months ended March 31, 2016 as compared to the same period in 2015. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from our commodity derivatives investment position.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2016, we used approximately 0.1% fewer bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. During the six months ended March 31, 2016, our average price paid per bushel of corn increased approximately 8.6% as compared to the same period in 2015 due to lower corn yields locally as a result of wet weather in our corn supply region as compared to the more plentiful 2014 corn crop. Corn prices also rose in response to stronger export demand. However, corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our second fiscal quarter.

Natural Gas

Our natural gas cost was lower during our six months ended March 31, 2016 as compared to the six months ended March 31, 2015. This decrease in cost of natural gas for the six months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of a decrease of approximately 34.1% in the average price per MMBTU of our natural gas due to plentiful supply. We used approximately 3.9% more natural gas for the six months ended March 31, 2016 as compared to the same period in 2015 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.6% for the six months ended March 31, 2016 compared to operating expenses of approximately 2.0% of revenues for the same period in 2015. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

Our income from operations for the six months ended March 31, 2016 was approximately 3.0% of our revenues compared to operating income of approximately 19.0% of revenues for the same period in 2015. The decrease in operating income for the six months ended March 31, 2016 was primarily the result of the decreased ethanol and distillers grains prices relative to the price of corn.

Other Income

Our other expense for the six months ended March 31, 2016 and our other income the same period in 2015 were minimal. Our other expense for the six months ended March 31, 2016 consisted primarily of interest expense due to our borrowing funds to pay for construction costs in connection with our ongoing expansion projects. Our other income for the six months ended March 31, 2015 consisted primarily of miscellaneous and rent income.

Changes in Financial Condition for the Six Months Ended March 31, 2016

The following table highlights the changes in our financial condition:

	March 31, 2016 (Unaudited)	September 30, 2015
Current Assets	$46,010,118	$48,646,801
Current Liabilities	$11,613,351	$11,997,241
Long-Term Liabilities	11,382,200	$4,865,236
Member's Equity	$132,087,750	$140,606,243

We experienced a decrease in our current assets at March 31, 2016 compared to September 30, 2015. This decrease was primarily driven by a decrease in our cash at March 31, 2016 as compared to September 30, 2015 due to minimal cash flow from operations and a decrease in our restricted cash at March 31, 2016 as compared to September 30, 2015 because of corn market price movements decreasing our required margin requirements. These decreases were partially offset by an increase in our corn inventory due to the addition of two steel grain bins that were filled near harvest causing an increase in our inventories at March 31, 2016 compared to September 30, 2015 and an increase in commodity derivative instruments at March 31, 2016 compared to September 30, 2015 due to price decreases in the corn futures markets.

We experienced a slight decrease in our total current liabilities at March 31, 2016 compared to September 30, 2015. This decrease was primarily due to a decrease in our accounts payable and accrued expenses at March 31, 2016 as compared to September 30, 2015 due to normal variations in the business cycle and from paying contractors for on-going capital projects. These decreases were partially offset by an increase in our accounts payable for corn at March 31, 2016 as compared to September 30, 2015 as we increased corn supplies on hand due to having additional storage space and an increase in commodity derivative instruments from falling natural gas prices.

We experienced an increase in our long-term liabilities as of March 31, 2016 compared to September 30, 2015. At March 31, 2016, we had $11,382,200 of outstanding borrowings in the form of long-term loans, compared to $4,865,236 at September 30, 2015. The increase is due to borrowing additional funds to pay for construction costs in connection with our ongoing expansion projects.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2016 fiscal year. Operating margins increased towards the end of our second fiscal quarter and are expected to continue to be positive during our third fiscal quarter. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the six months ended March 31, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$874,596	$30,427,696
Net cash used for investing activities	$(4,736,918)	$(1,435,682)
Net cash used for financing activities	$(5,167,837)	$(39,436,202)
Net decrease in cash	$(9,030,159)	$(10,444,188)
Cash, beginning of period	$20,827,614	$27,731,976
Cash, end of period	$11,797,455	$17,287,788

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the six months ended March 31, 2016 as compared to the same period in 2015. This was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the six months ended March 31, 2016 compared with the same period in 2015.

Cash Flow used for Investing Activities

We used more cash in investing activities for the six months ended March 31, 2016 as compared to the same period in 2015. Cash used in investing activities increased because of an increase in payments for construction in progress because of our ongoing expansion project described below in Capital Improvements.

Cash Flow used for Financing Activities

Cash used in financing activities was less for the six months ended March 31, 2016 as compared to the same period in 2015. This decrease was the result of our making distributions of approximately $11,684,800 for the six months ended March 31, 2016 as compared to distributions of approximately $39,436,000 for the six months ended March 31, 2015. We also borrowed money on the Declining Revolving Loan for the expansion project which we had not done in the six months ended March 31, 2015.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2016, we expect operations to generate adequate cash flows to maintain operations.
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
On July 23, 2015, we executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Fifth Amendment") in order to obtain additional financing to fund a construction project which is expected to add storage capacity and increase production capacity at our plant. Please refer to Capital Improvements below for more information on our project. In connection therewith, we also executed a Second Amended and Restated Declining Revolving Credit Note and a First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. On February 28, 2016, we executed a Sixth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Sixth Amendment"). The Sixth Amendment extended the termination date of the

Revolving Credit Loan to February 28, 2017. On May 6, 2016, we executed a Seventh Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Seventh Amendment"). The Seventh Amendment extended the draw period and conversion date on the Declining Loan to July 31, 2016 and also amended the definition of permitted liens effective March 1, 2016.

Declining Loan

The Fifth Amendment increases the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The Fifth Amendment provides for quarterly interest payments on the Declining Loan during the draw period and then the principal balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. The Seventh Amendment extended the draw period and date of conversion to July 31, 2016. Any availability on the Declining Loan remaining after conversion of the principal balance of the construction advances will continue to be available for future capital expenditures. The interest rate at March 31, 2016 was 3.53%. There was $11,382,200 outstanding on the Declining Loan at March 31, 2016 and $4,865,236 outstanding at September 30, 2015.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2016 was 3.34%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2016 or September 30, 2015.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2016. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2016. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We began a project during our third fiscal quarter 2015 which is expected to add storage capacity and also increase production capacity to approximately 135 million gallons over the next twelve months. The project is expected to cost approximately $18,200,000 and will be funded by cash from our operations and our expanded credit facilities. Please refer to Short and Long Term Debt Sources above for information on our credit facilities. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant. The fixed price is currently approximately $8,892,000, subject to execution of additional written change orders for modifications. The grain bins, grain dryer and unloading pit were substantially complete early in our third fiscal quarter. The remaining expansion projects are expected to be completed by the end of our third quarter.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2016.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and our Revolving Credit Loan which bear variable interest rates.  The interest rate for the Declining Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of $11,382,200 outstanding on the Declining Loan and the applicable interest rate was 3.53% at March 31, 2016. The interest rate for the Revolving Credit Loan is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Loan at March 31, 2016. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2016, would be approximately $7,000.

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

At March 31, 2016, we had a net long (buying) position of 1,680,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through June 2016, a net short (selling) position of 5,322,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through May 2017, and a net long (buying) position of 960,000 MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Corn Derivative Contracts	$828,182	$80,628	$3,006,696	$(38,694)
Ethanol Derivative Contracts	301,107	1,787,794	221,901	233,409
Natural Gas Derivative Contracts	(176,481)	(94,009)	(262,737)	89,975
Totals	$952,808	$1,774,413	$2,965,860	$284,690

At March 31, 2016, we had forward corn purchase contracts at various fixed prices for various delivery periods through March 2017 for approximately 9.1% of our expected production needs for the next twelve months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through June 2016 for approximately 51.7% of expected production for the next three months and forward corn oil contracts at various prices for various delivery periods through April 2016 for approximately 78.4% of expected production for the next one month. Also, at March 31, 2016, we had forward natural gas contracts for approximately 23.8% of expected purchases for the next two years at various prices for various delivery periods through March 2018. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of March 31, 2016 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2016	Approximate Adverse Change to Income
Natural Gas	1,589,000	MMBTU	10%	$375,000
Ethanol	120,000,000	Gallons	10%	$16,920,000
Corn	37,632,000	Bushels	10%	$14,150,000
DDGs	274,000	Tons	10%	$3,237,000
Corn Oil	29,162,000	Pounds	10%	$889,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of our 2016 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2015, included in our annual report on Form 10-K.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced, regardless of whether China ends up instituting a tariff on distillers grains produced in the United States and exported to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices. Recently, the United States lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports may come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 28, 2016, we executed a Sixth Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Sixth Amendment"). The Sixth Amendment extended the termination date of the Revolving Credit Loan from February 28, 2016 to February 28, 2017. On May 6, 2016, we executed a Seventh Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Seventh Amendment"). The Seventh Amendment extended the draw period and conversion date of the Declining Loan to July 31, 2016 and also amended the definition of permitted liens effective March 1, 2016.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
10.1	Sixth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated February 28, 2016.
10.2	Seventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated May 6, 2016.
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2016 and September 30, 2015, (ii) Condensed Statements of Operations and Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (iii) Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 9, 2016	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2016	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)