Form 10-Q
period 2016-06-30
Cardinal Ethanol LLC
filed 2016-08-08
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016.

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

As of August 8, 2016, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2016	September 30, 2015
	(Unaudited)
Current Assets
Cash	$9,416,718	$20,827,614
Restricted cash	161,030	1,211,476
Trade accounts receivable	10,360,922	11,962,357
Miscellaneous receivables	265,060	384,705
Inventories	22,443,236	13,754,452
Prepaid and other current assets	397,519	506,197
Commodity derivative instruments	2,370,594	—
Total current assets	45,415,079	48,646,801

Property, plant, and equipment, net	106,535,780	107,998,425

Other Assets
Investment	938,251	823,494
Total other assets	938,251	823,494

Total Assets	$152,889,110	$157,468,720

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$3,270,168	$3,616,302
Accounts payable-corn	5,227,312	6,757,174
Accrued expenses	801,786	1,555,286
Commodity derivative instruments	225,025	68,479
Current maturities of long-term debt	1,330,417	—
Total current liabilities	10,854,708	11,997,241

Long-Term Debt	10,051,783	4,865,236

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	61,070,406	69,694,030
Total members' equity	131,982,619	140,606,243

Total Liabilities and Members’ Equity	$152,889,110	$157,468,720

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$53,951,547	$53,978,969	$163,086,506	$179,781,777

Cost of Goods Sold	49,487,044	47,719,837	152,481,876	146,855,644

Gross Profit	4,464,503	6,259,132	10,604,630	32,926,133

Operating Expenses	1,226,744	1,139,587	4,082,555	3,641,614

Operating Income	3,237,759	5,119,545	6,522,075	29,284,519

Other Income (Expense)
Interest income	—	—	250	—
Interest expense	—	—	(143,567)	—
Miscellaneous income	16,490	3,021	41,799	29,702
Total	16,490	3,021	(101,518)	29,702

Net Income	$3,254,249	$5,122,566	$6,420,557	$29,314,221

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$223	$351	$440	$2,007

Distributions Per Unit	$230	$600	$1,030	$3,300

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015

Cash Flows from Operating Activities
Net income	$6,420,557	$29,314,221
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	6,849,622	6,704,141
Change in fair value of commodity derivative instruments	(4,020,591)	2,174,945
Gain on sale of equipment	—	(11,827)
Non-cash dividend income	(114,757)	(104,941)
Change in operating assets and liabilities:
Restricted cash	1,050,446	(858,617)
Trade accounts receivables	1,601,435	9,787,628
Miscellaneous receivable	119,645	(76,779)
Inventories	(8,688,784)	(8,274,855)
Prepaid and other current assets	108,678	(51,150)
Commodity derivative instruments	1,806,543	(888,430)
Accounts payable	(346,134)	1,529,718
Accounts payable-corn	(1,529,862)	679,135
Accrued expenses	(572,836)	(3,381,048)
Net cash provided by operating activities	2,683,962	36,542,141

Cash Flows from Investing Activities
Capital expenditures	(75,629)	(27,686)
Payments for construction in progress	(5,492,013)	(5,980,542)
Proceeds from sale of equipment	—	35,000
Net cash used for investing activities	(5,567,642)	(5,973,228)

Cash Flows from Financing Activities
Distributions paid	(15,044,180)	(48,199,797)
Proceeds from long-term debt	6,516,964	—
Net cash used for financing activities	(8,527,216)	(48,199,797)

Net Decrease in Cash	(11,410,896)	(17,630,884)

Cash – Beginning of Period	20,827,614	27,731,976

Cash – End of Period	$9,416,718	$10,101,092

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015

Supplemental Cash Flow Information
Interest paid	$143,567	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$649,776	$1,952,129

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

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
June 30, 2016

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

2. CONCENTRATIONS

Two major customers accounted for approximately 93% of the outstanding accounts receivable balance at June 30, 2016 and at September 30, 2015. These same two customers accounted for approximately 96% of revenue for the three and nine month periods ended June 30, 2016 and June 30, 2015.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

3.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2016 (Unaudited)	September 30, 2015
Raw materials	$14,360,927	$5,166,402
Work in progress	1,125,746	1,320,961
Finished goods	4,599,189	5,058,449
Spare parts	2,357,374	2,208,640
Total	$22,443,236	$13,754,452

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2016, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through October 2017 for approximately 6.2% of expected production needs for the next sixteen months. Approximately 17.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2016 or September 30, 2015. At June 30, 2016, the Company had forward dried distiller grains sales contracts for approximately 32.0% of expected production for the next three months at various fixed prices for various delivery periods through September 2016. At June 30, 2016, the Company had forward corn oil contracts for approximately 61.9% of expected production for the next two months at various prices for various delivery periods through August 2016. Also, at June 30, 2016, the Company had forward natural gas contracts for approximately 38.8% of expected purchases for the next twenty-one months at various prices for various delivery periods through March 2018.

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

At June 30, 2016, the Company had a net short (selling) position of 6,024,250 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net short (selling) position of 3,080,000 bushels of corn under derivative contracts as of September 30, 2015. These corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through December 2017, as of June 30, 2016. At June 30, 2016, the Company had a net short (selling) position of 9,450,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net long (buying) position of 1,260,000 gallons of ethanol under derivative contracts as of September 30, 2015. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2016, as of June 30, 2016. At June 30, 2016, the Company had a net long (buying) position of 860,000 MMBTUs of natural gas under derivative contracts used to hedge its forward natural gas purchases. These

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as an effective hedge for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2016:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$225,025
Corn derivative contracts	Commodity Derivative Instruments - Current	$2,282,763	$—
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$87,831	$—

As of June 30, 2016 the Company had approximately $161,000 cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$58,338
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$10,141

As of September 30, 2015 the Company had approximately $1,211,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,165,323
Ethanol Derivative Contracts	Revenues	(321,335)
Natural Gas Derivative Contracts	Cost of Goods Sold	210,738
Totals		$1,054,726

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2016:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,172,024
Ethanol Derivative Contracts	Revenues	(99,434)
Natural Gas Derivative Contracts	Cost of Goods Sold	(51,999)
Totals		$4,020,591

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(820,659)
Ethanol Derivative Contracts	Revenues	(1,285,652)
Natural Gas Derivative Contracts	Cost of Goods Sold	(68,634)
Totals		$(2,174,945)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$2,282,763	$2,282,763	$2,158,915	$123,848	—
Ethanol Derivative Contracts	$(225,025)	$(225,025)	$(225,025)	—	—
Natural Gas Derivative Contracts	$87,831	$87,831	$47,511	$40,320	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(10,141)	$(10,141)	$(10,141)	—	—
Ethanol Derivative Contracts	$(58,338)	$(58,338)	$(58,338)	—	—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of natural gas and corn Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

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

Declining Note

The Fifth Amendment increased the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month LIBOR plus two hundred ninety basis points. The Seventh Amendment requires quarterly interest payments on the Declining Loan during the draw period and then the balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending July 31, 2016, with a final maturity date of February 28, 2021. Any balance remaining after conversion of the principal balance of the construction advances will continue to be available for working capital purposes. The Fifth Amendment reinstates a prior requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly upon completion of the expansion project. The cost of the expansion project is excluded from the $5,000,000 annual limit on capital expenditures.

The interest rate on the Declining Loan at June 30, 2016 was 3.55%. There were borrowings in the amount of $11,382,200 outstanding on the Declining Loan at June 30, 2016 and borrowings in the amount of $4,865,236 at September 30, 2015. An additional $3,617,800 was drawn against the Declining Loan before the loan conversion date on July 31, 2016. Therefore, the total long-term debt amounts to $15,000,000 on the loan conversion date.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2016 was 3.37%. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2016 or September 30, 2015.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

Long-term debt, as discussed above, consists of the following at June 30, 2016:

Declining revolving note	$11,382,200
Less amounts due within one year	1,330,417
Net long-term debt	$10,051,783

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

The estimated maturities of long-term debt at June 30, 2016 are as follows:

July 1, 2016 to June 30, 2017	$1,330,417
July 1, 2017 to June 30, 2018	1,501,500
July 1, 2018 to June 30, 2019	1,556,444
July 1, 2019 to June 30, 2020	1,612,793
July 1, 2020 to June 30, 2021	5,381,046
Thereafter	—
Total long-term debt	$11,382,200

7. LEASES

At June 30, 2016, the Company had the following commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2016 to June 30, 2017	$1,172,964
July 1, 2017 to June 30, 2018	1,172,964
July 1, 2018 to June 30, 2019	389,347
Total minimum lease commitments	$2,735,275

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

Land Purchase

The Board of Directors has approved the purchase of approximately 64 acres of land adjacent to the current property. For consideration of this future purchase, the Company gave $100,000 of earnest money to the seller. The final purchase price and title will transfer after the crops have been harvested in the first quarter of fiscal year 2017. An additional $546,380 will be due upon closing.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2016

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2016, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

On May 17, 2016, the board of directors declared a cash distribution. The details are in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 17, 2016	$230	$3,359,380	May 2016

We have recently added storage capacity to our plant and are in the process of increasing production capacity to approximately 135 million gallons. These projects are expected to cost approximately $18,200,000. The grain bins, grain dryer and unloading pit were substantially complete at the beginning of our third fiscal quarter. The remaining expansion projects are expected to be completed by the end of our fiscal year and we expect to increase our operating capacity during the first quarter of our fiscal year ended September 30, 2017.

The Board of Directors has approved the purchase of approximately 64 acres of land adjacent to the current property. For consideration of this future purchase, we have given $100,000 of earnest money to the seller. The final purchase price and title will transfer after the crops have been harvested in the first quarter of fiscal year 2017. An additional $546,380 will be due upon closing.

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) program which requires that, in each year, a certain amount of renewable fuels be used in the United States. However, the United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016. The statutory volumes and the EPA's volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/15	18.11	14.50

Certain industry groups as well as other interested parties have filed legal challenges to the EPA's final rules. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, it could have an adverse effect on the market price and demand for ethanol which could negatively impact our financial performance.

In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume obligation for 2017. The EPA proposes to set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallon could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment expired on July 11, 2016. The final rule is expected to be issued in November.

In the past, China has been the world's largest importer of distillers grains produced in the U.S. However, earlier this year, China began an antidumping and countervailing duty investigation related to distillers grains imported from the United States. These dumping allegations may lead to China imposing high tariffs on distiller grains that are produced in the United States and exported to China. While the distiller grains industry in the U.S. believes that China's dumping claims are without merit, this trade investigation has negatively impacted distiller grains exports to China. In addition, if China were to impose a high tariff on distiller grains exports from the U.S., it could negatively impact the market price of distiller grains in the U.S. which could negatively impact our financial performance.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$53,951,547	100.00	$53,978,969	100.00
Cost of Goods Sold	49,487,044	91.72	47,719,837	88.40
Gross Profit	4,464,503	8.28	6,259,132	11.60
Operating Expenses	1,226,744	2.28	1,139,587	2.12
Operating Income	3,237,759	6.00	5,119,545	9.48
Other Income (Expense), net	16,490	0.03	3,021	0.01
Net Income	$3,254,249	6.03	$5,122,566	9.49

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended June 30, 2016 and 2015:

	2016		2015
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$41,792,178	77.46%	$38,742,262	71.78%
Distillers Grains Sales	9,777,392	18.12	12,168,008	22.54
Corn Oil Sales	2,258,602	4.19	1,944,221	3.60
Carbon Dioxide Sales	123,375	0.23	242,530	0.45
Other Revenue	—	—	881,948	1.63
Total Revenues	$53,951,547	100.00%	$53,978,969	100.00%

Ethanol

Our revenues from ethanol increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase in revenues is the result of an increase in the number of gallons of ethanol sold during the three months ended June 30, 2016 as compared to the same period in 2015.

We experienced an increase in ethanol gallons sold of approximately 5.8% for the three months ended June 30, 2016 as compared to the same period in 2015 resulting primarily from an increase in ethanol production. We are currently operating at approximately 23% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase due to our plans to increase our production capacity to approximately 135 million gallons during the first quarter of our fiscal year ended September 30, 2017.

The average market price per gallon of ethanol sold for the three months ended June 30, 2016 was approximately 2.0% higher than our average price per gallon of ethanol sold for the same period in 2015. This increase in average market price for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is due to several factors. Industry-wide production outpaced domestic consumption during the quarter causing an increase in national ethanol supply restricting the growth of ethanol prices. On the other hand, domestic driving demand was greater and there was increased export demand, particularly from Asia. This increased demand put upward pressure on ethanol prices. The net effect of all of the factors was a slight increase in ethanol prices for three months ended June 30, 2016 as compared to the same period in 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If crude oil and unleaded gasoline prices remain low or further decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly should ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets such as South America or domestically due to increased demand for gasoline and ethanol spurred by low oil prices. In addition,the EPA's reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended June 30, 2016 as compared to the same period in 2015. This decrease in revenues is the result of a decrease in the average market price per ton of distillers grains sold for the period ended June 30, 2016 compared to the same period in 2015.

The average price per ton of distillers grains sold for the three months ended June 30, 2016 was approximately 21.1% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains is due to lower export demand from China. The higher prices that had evolved from high Asian demand in 2015 had forced domestic producers to look for lower priced alternatives during the peak period. That domestic demand was just returning throughout the quarter, thus the significant drop in prices for the three months ended June 30, 2016 compared to the same period in 2015.

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

We sold approximately 2.0% more distillers grains in the three months ended June 30, 2016 as compared to the same period in 2015 due primarily to timing of shipments. Management anticipates that the distillers grains sold by our plant will increase due to our plans to increase our ethanol production capacity to approximately 135 million gallons during the first quarter of our fiscal year ended September 30, 2017 which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales increased approximately 16.2% in the three months ended June 30, 2016 as compared to the same period in 2015 which was primarily a result of an increase in the price of corn oil sold in the three months ended June 30, 2016 as compared to the same period in 2015. The average price per pound of corn oil was approximately 11.1% higher for the three months ended June 30, 2016 as compared to the same period in 2015 due to increased local supplies. We sold approximately 2.5% more tons of corn oil in the three months ended June 30, 2016 as compared to the same period in 2015 due primarily to increased oil extraction rates per bushel of corn.

Management expects corn oil prices to remain fairly steady or decrease slightly as biodiesel plants switch to lower priced alternatives such as soybean oil. In addition, corn oil prices are likely to decrease slightly as a result of increased production as ethanol plants increase their production rates, thus resulting in higher corn oil production. Management expects that our corn oil production will increase as we continue to work towards increasing our ethanol production capacity to approximately 135 million gallons during the first quarter of our fiscal year ended September 30, 2017, which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 91.7% for the three months ended June 30, 2016 as compared to approximately 88.4% for the same period in 2015. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing of the margin between ethanol price relative to the cost of corn for the three months ended June 30, 2016 as compared to the same period in 2015. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from our commodity derivatives investment position.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2016, we used approximately 4.8% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. During the three months ended June 30, 2016, our average price paid per bushel of corn increased approximately 1.6% as compared to the same period in 2015 in part due to volatility caused by the influence of institutional investors that have shown interest in the commodity markets. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Management expects that corn prices will be be influenced greatly by the summer weather, causing a potential for volatility during our fourth fiscal quarter. World supply and demand, current and anticipated stocks, agricultural policy and other factors can also contribute to volatility in corn prices. In addition, corn prices could increase if export demand were to increase. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This decrease in cost of natural gas for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of a decrease of approximately 30.9% in the average price per MMBTU of our natural gas due to plentiful supply. We used approximately 11.3% more natural gas for the three months ended June 30, 2016 as compared to the same period in 2015 because of higher ethanol production.

Unless we experience a catastrophic weather event that would cause problems related to the supply of natural gas, management anticipates that natural gas prices will continue to remain at current levels due to a plentiful supply. However, natural gas prices could increase in the future due to producers shutting down wells resulting in lower natural gas production and to the conversion of power plants across the U.S. from coal to natural gas.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.3% for the three months ended June 30, 2016 compared to operating expenses of approximately 2.1% of revenues for the same period in 2015. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

Our income from operations for the three months ended June 30, 2016 was approximately 6.0% of our revenues compared to operating income of approximately 9.5% of revenues for the same period in 2015. The decrease in operating income for the three months ended June 30, 2016 was primarily the result of decreased ethanol and distillers grains prices relative to the price of corn.

Other Income

Our other income for the three months ended June 30, 2016 and for the same period in 2015 was minimal. Our other income for the three months ended June 30, 2016 consisted primarily of sales of excess methanator bugs. Our other income for the three months ended June 30, 2015 consisted primarily of miscellaneous and rent income.

Results of Operations for the Nine Months Ended June 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$163,086,506	100.00	$179,781,777	100.00
Cost of Goods Sold	152,481,876	93.50	146,855,644	81.69
Gross Profit	10,604,630	6.50	32,926,133	18.31
Operating Expenses	4,082,555	2.50	3,641,614	2.03
Operating Income	6,522,075	4.00	29,284,519	16.28
Other Income (Expense), net	(101,518)	(0.06)	29,702	0.02
Net Income	$6,420,557	3.94	$29,314,221	16.30

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the nine months ended June 30, 2016 and 2015:

	2016		2015
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$127,204,671	78.00%	$135,416,903	75.33%
Distillers Grains Sales	29,257,953	17.94	36,552,613	20.33
Corn Oil Sales	6,041,061	3.70	6,278,692	3.49
Carbon Dioxide Sales	391,560	0.24	394,235	0.22
Other Revenue	191,261	0.12	1,139,334	0.63
Total Revenues	$163,086,506	100.00%	$179,781,777	100.00%

Ethanol

Our revenues from ethanol decreased for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. This decrease in revenues is the result of a decrease in the average price per gallon of ethanol sold during the nine months ended June 30, 2016 as compared to the same period in 2015.

We experienced an increase in ethanol gallons sold of approximately 5.4% for the nine months ended June 30, 2016 as compared to the same period in 2015 resulting primarily from an increase in ethanol production yields and timing of ethanol shipments.

Our average price per gallon of ethanol sold for the nine months ended June 30, 2016 was approximately 10.6% lower than our average price per gallon of ethanol sold for the same period in 2015. This decline in average market price for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 is due primarily to increased U.S. domestic ethanol stocks and a decline in gasoline prices and crude oil values. The reduction of the volume obligations set forth in the RFS by the EPA also had a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the nine months ended June 30, 2016 as compared to the same period in 2015. This decrease in revenues is the result of both a decrease in the average market price per ton of distillers grains and a decrease in distillers grains sold for the period ended June 30, 2016 compared to the same period in 2015.

The average price per ton of distillers grains sold for the nine months ended June 30, 2016 was approximately 18.7% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains is due to lower domestic and export demand which has resulted in a decline in the price of distillers grains as a percentage of corn values for the nine months ended June 30, 2016 as compared to the same period in 2015.

We sold approximately 1.2% fewer distillers grains in the nine months ended June 30, 2016 as compared to the same period in 2015 due to increased ethanol production yields which resulted in lower distiller grains yields.

Corn Oil

Our revenues from corn oil sales decreased approximately 3.8% in the nine months ended June 30, 2016 as compared to the same period in 2015 which was primarily a result of a decline in the average price per pound received for our corn oil in the six months ended June 30, 2016 as compared to the same period in 2015. The average price per pound of corn oil was approximately 7.1% lower for the nine months ended June 30, 2016 as compared to the same period in 2015 due to increased local supplies. We sold approximately 3.2% more corn oil in the nine months ended June 30, 2016 as compared to the same period in 2015 due primarily to increased oil extraction rates per bushel of corn.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 93.5% for the nine months ended June 30, 2016 as compared to approximately 81.7% for the same period in 2015. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing margin between ethanol price relative to the price of corn for the nine months ended June 30, 2016 as compared to the same period in 2015. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from our commodity derivatives investment position.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2016, we used approximately 1.4% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. During the nine months ended June 30, 2016, our average price paid per bushel of corn increased approximately 7.5% as compared to the same period in 2015 in part due to volatility caused by the influence of institutional investors that have shown interest in the commodity markets and lower corn yields locally as compared to the more plentiful 2014 corn crop. Corn prices also rose in response to stronger export demand. However, corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Natural Gas

Our natural gas cost was lower during our nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. This decrease in cost of natural gas for the nine months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of a decrease of approximately 37.7% in the average price per MMBTU of our natural gas due to plentiful supply. We used approximately 6.2% more natural gas for the nine months ended June 30, 2016 as compared to the same period in 2015 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.5% for the nine months ended June 30, 2016 compared to operating expenses of approximately 2.0% of revenues for the same period in 2015. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

Our income from operations for the nine months ended June 30, 2016 was approximately 4.0% of our revenues compared to operating income of approximately 16.0% of revenues for the same period in 2015. The decrease in operating income for the nine months ended June 30, 2016 was primarily the result of the decreased ethanol and distillers grains prices relative to the price of corn.

Other Income

Our other expense for the nine months ended June 30, 2016 and our other income the same period in 2015 were minimal. Our other expense for the nine months ended June 30, 2016 consisted primarily of interest expense due to our borrowing funds to pay for construction costs in connection with our ongoing expansion projects. Our other income for the nine months ended June 30, 2015 consisted primarily of miscellaneous and rent income.

Changes in Financial Condition for the Nine Months Ended June 30, 2016

The following table highlights the changes in our financial condition:

	June 30, 2016 (Unaudited)	September 30, 2015
Current Assets	$45,415,079	$48,646,801
Current Liabilities	$10,854,708	$11,997,241
Long-Term Liabilities	10,051,783	$4,865,236
Member's Equity	$131,982,619	$140,606,243

We experienced a decrease in our current assets at June 30, 2016 compared to September 30, 2015. This decrease was primarily driven by a decrease in our cash at June 30, 2016 as compared to September 30, 2015 due primarily to paying out distributions to members and paying for capital expenditures in relation to our expansion projects. We had a decrease in our restricted cash at June 30, 2016 as compared to September 30, 2015 because of corn market price movements decreasing our required margin requirements. These decreases were partially offset by an increase in our corn inventory due to the addition of two steel grain bins and an increase in our ethanol on hand based on timing of shipments causing an increase in our inventories at June 30, 2016 compared to September 30, 2015. We also experienced an increase in commodity derivative instruments at June 30, 2016 compared to September 30, 2015 due to price decreases in the corn futures markets.

We experienced a decrease in our total current liabilities at June 30, 2016 compared to September 30, 2015. This decrease was primarily due to a decrease in our accounts payable and accrued expenses at June 30, 2016 as compared to September 30, 2015 due to normal variations in the business cycle and from paying contractors for on-going capital projects. We also experienced a decrease in accounts payable for corn at June 30, 2016 compared to September 30, 2015 due to less vendor deferred payments at June 30, 2016 compared to September 30, 2015. These decreases were partially offset by an increase in current maturities of long-term debt and an increase in commodity derivative instruments at June 30, 2016 as compared to September 30, 2015 from falling natural gas prices.

We experienced an increase in our long-term liabilities as of June 30, 2016 compared to September 30, 2015. At June 30, 2016, we had $10,051,783 of outstanding borrowings in the form of long-term loans, compared to $4,865,236 at September 30, 2015. The increase is due to borrowing additional funds to pay for construction costs in connection with our ongoing expansion projects.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2016 fiscal year. Operating margins increased towards the end of our third fiscal quarter and are expected to continue to be positive during our final fiscal quarter. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the nine months ended June 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$2,683,962	$36,542,141
Net cash used for investing activities	$(5,567,642)	$(5,973,228)
Net cash used for financing activities	$(8,527,216)	$(48,199,797)
Net decrease in cash	$(11,410,896)	$(17,630,884)
Cash, beginning of period	$20,827,614	$27,731,976
Cash, end of period	$9,416,718	$10,101,092

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the nine months ended June 30, 2016 as compared to the same period in 2015. This was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the nine months ended June 30, 2016 compared with the same period in 2015.

Cash Flow used for Investing Activities

We used less cash in investing activities for the nine months ended June 30, 2016 as compared to the same period in 2015. Cash used in investing activities was used for payments for construction in progress due to our ongoing expansion project described below in Capital Improvements.

Cash Flow used for Financing Activities

We used less cash in financing activities for the nine months ended June 30, 2016 as compared to the same period in 2015. This decrease was the result of our making distributions of approximately $15,044,000 for the nine months ended June 30, 2016 as compared to distributions of approximately $48,200,000 for the nine months ended June 30, 2015. We also borrowed money on the Declining Revolving Loan for the expansion project which we had not done in the nine months ended June 30, 2015.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2016, we expect operations to generate adequate cash flows to maintain operations.
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

Declining Loan

The Fifth Amendment increases the maximum availability of the Declining Loan for construction and working capital advances from $5,000,000 to $20,000,000 and lowers the interest rate on the Declining Loan to the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The Fifth Amendment provides for quarterly interest payments on the Declining Loan during the draw period and then the principal balance of the construction advances will be converted to term debt amortized over seven years on or before the draw period ending May 31, 2016, with a final maturity date of February 28, 2021. The Seventh Amendment extended the draw period and date of conversion to July 31, 2016. Any availability on the Declining Loan remaining after conversion of the principal balance of the construction advances will continue to be available for future capital expenditures. The interest rate at June 30, 2016 was 3.55%. There was $11,382,200 outstanding on the Declining Loan at June 30, 2016 and $4,865,236 outstanding at September 30, 2015. An additional $3,617,800 was drawn against the Declining Loan before the loan conversion date on July 31, 2016. Therefore, the total long-term debt amounts to $15,000,000.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2016 was 3.37%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2016 or September 30, 2015.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2016. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30, 2016. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We began a project during our third fiscal quarter 2015 which added storage capacity and is expected to also increase production capacity to approximately 135 million gallons over the next twelve months. The project is expected to cost approximately $18,200,000 and will be funded by cash from our operations and our expanded credit facilities. Please refer to

Short and Long Term Debt Sources above for information on our credit facilities. In connection with the expansion, we executed a Construction Agreement dated April 15, 2015 with Custom Agri Builders, LLC to construct two grain bins, a grain dryer and an unloading pit at our plant. The fixed price is currently approximately $8,892,000, subject to execution of additional written change orders for modifications. All of the projects, except for a boiler installation are now complete.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2016.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and our Revolving Credit Loan which bear variable interest rates.  The interest rate for the Declining Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of $11,382,200 outstanding on the Declining Loan and the applicable interest rate was 3.55% at June 30, 2016. The interest rate for the Revolving Credit Loan is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Loan at June 30, 2016. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2016, would be approximately $40,000.

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

At June 30, 2016, we had a net short (selling) position of 9,450,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through September 2016, a net short (selling) position of 6,024,250 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2017, and a net long (buying) position of 860,000 MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Corn Derivative Contracts	$1,165,323	$(781,964)	$4,172,024	$(820,659)
Ethanol Derivative Contracts	(321,335)	(1,519,061)	(99,434)	(1,285,652)
Natural Gas Derivative Contracts	210,738	(158,611)	(51,999)	(68,634)
Totals	$1,054,726	$(2,459,636)	$4,020,591	$(2,174,945)

At June 30, 2016, we had forward corn purchase contracts at various fixed prices for various delivery periods through October 2017 for approximately 6.2% of our expected production needs for the next sixteen months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through September 2016 for approximately 32.0% of expected production for the next three months and forward corn oil contracts at various prices for various delivery periods through August 2016 for approximately 61.9% of expected production for the next two months. Also, at June 30, 2016, we had forward natural gas contracts for approximately 38.8% of expected purchases for the next twenty-one months at various prices for various delivery periods through March 2018. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of June 30, 2016 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2016	Approximate Adverse Change to Income
Natural Gas	1,661,000	MMBTU	10%	$434,000
Ethanol	120,000,000	Gallons	10%	$19,740,000
Corn	37,952,000	Bushels	10%	$1,381,000
DDGs	29,000	Tons	10%	$4,636,000
Corn Oil	27,980,000	Pounds	10%	$783,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of our 2016 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government commenced an antidumping and countervailing duty investigation related to distillers grains imported from the United States. The investigation has resulted in a reduction in distillers grains exports to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2016 and September 30, 2015, (ii) Condensed Statements of Operations and Comprehensive Income for the three and nine months ended June 30, 2016 and 2015, (iii) Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 8, 2016	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)