Form 10-K
period 2016-09-30
Cardinal Ethanol LLC
filed 2016-11-22
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2016

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
☐ Yes     ☒ No

As of March 31, 2016, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $51,625,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 22, 2016, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2016.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reduction or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distillers grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service any debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets; and

•	Limitations and restrictions contained in the instruments and agreements governing any indebtedness.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. We have been operating at an annual rate of approximately 120 million gallons for the fiscal year ended 2016. We anticipate that our production will increase for the fiscal year ended September 30, 2017 due to the completion of certain projects to increase our production capacity.

On February 28, 2016, we executed a Sixth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha ("FNBO") (the "Sixth Amendment"). The Sixth Amendment extended the termination date of the Revolving Credit Loan from February 28, 2016 to February 28, 2017. On May 6, 2016, we executed a Seventh Amendment of First Amended and Restated Construction Loan Agreement with FNBO (the "Seventh Amendment"). The Seventh Amendment extended the draw period and conversion date of the Declining Loan to July 31, 2016 and also amended the definition of permitted liens effective March 1, 2016

On September 7, 2016, we executed an Eighth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of July 31, 2016, with FNBO (the "Eighth Amendment"). In connection therewith, we also executed a Third Amended and Restated Declining Revolving Credit Note (the "Declining Loan"), a Term Note (the "Term Loan") and a Second Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. The Eighth Amendment converts $15,000,000 of the principal balance on the Declining Loan, which was used for construction advances, to amortizing term debt and reduces the availability of the Declining Loan from $20,000,000 to $5,000,000 with such amount to be available for working capital purposes. Pursuant to the Eighth Amendment, the interest rate on the Term Loan is the 3-month LIBOR plus two hundred ninety basis points. The Eighth Amendment provides for monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021.

We have recently completed projects to add storage capacity to our plant and increase annual production capacity to approximately 135 million gallons. These projects were substantially complete at September 30, 2016 for a total cost of approximately $16,500,000. We continue to work to improve process efficiencies and reduce bottlenecks and expect to reach our goal of operating at an annual production rate of approximately 135 million gallons during the first quarter of our fiscal year ending September 30, 2017.

On October 31, 2016, we purchased approximately 64 acres of land adjacent to our property for a total purchase price of approximately $646,000.

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, add an additional cooling tower cell and a beer-degasser. The projects are expected to cost approximately $4,356,000. In connection with the projects, the Company has executed contracts with Nelson Engineering, Inc. The projects are expected to be complete by the end of the fiscal year ended September 30, 2017.

Subsequent to our fiscal year ended September 30, 2016, the board of directors approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,000,000. Theses additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. We are currently in negotiations with our primary lender regarding financing for the project.

Subsequent to our fiscal year ended September 30, 2016, we executed a Ninth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of September 30, 2016, with FNBO (the "Ninth Amendment"). The purpose of the Ninth Amendment was to clarify that principal and interest on the Term Loan shall be payable in equal monthly installments of approximately $282,700 commencing on September 1, 2016 until maturity when the outstanding principal balance and all accrued and unpaid interest shall be due and payable in full.

Throughout the fiscal year, the board of directors periodically declared cash distributions to the members of record on the declaration date. The table below shows the dates and amounts of these distributions for the fiscal year ended September 30, 2016:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015
February 9, 2016	300	4,381,800	February 2016
May 17, 2016	230	3,359,380	June 2016
August 16, 2016	600	8,763,601	August 2016
Totals	$1,630	$23,807,781

Subsequent to year end, the board of directors declared a cash distribution. The date and amount is listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	78%	75%	78%
Distillers Grains	18%	21%	18%
Corn Oil	4%	3%	3%
Carbon Dioxide	< 1%	< 1%	< 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 15.6 billion gallons with approximately 3% of that capacity idled as of October 6, 2016.

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

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy, beef, poultry and swine industries. Dry mill ethanol processing creates three forms of distillers grains: Distillers Wet Grains with Solubles ("DWS"), Distillers Modified Wet Grains with Solubles ("DMWS") and Distillers Dried Grains with Solubles ("DDGS"). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.

Corn Oil

Since November 2008, we have been separating some of the corn oil contained in our distillers grains for sale. We have worked hard to improve corn oil production levels and continue to fine tune the operation of our equipment to further increase production rates. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

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

Over our past fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and China and Brazil in second and third place, respectively. India, the Philippines and South Korea have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. Dollar is a force that may negatively impact ethanol exports from the United States.

The United States ethanol industry exported a significant amount of distillers grains to China and Mexico over the past fiscal year with South Korea and Vietnam receiving notable amounts. However, exports of distillers grains weakened towards the end of our fiscal year. Earlier this year, China began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternatives markets.

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
Corn Oil Distribution
We market and distribute all of the corn oil we produce directly to end users and third party brokers. Our corn oil is mainly used as an animal feed ingredient and as a feedstock in biodiesel production.
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

On May 18, 2016, the EPA released a proposed rule to set the renewable volume obligation for 2017. The EPA proposes to set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallon could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment expired on July 11, 2016. The final rule is expected to be issued in November 2016.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that the 2016 gasoline demand in the United States will be approximately 140 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends.

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

The United States Department of Agriculture (“USDA”) also announced a program to provide competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2016, we incurred costs and expenses of approximately $170,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of October 6, 2016, the Renewable Fuels Association estimates that there are 214 ethanol production facilities in the United States with capacity to produce approximately 15.6 billion gallons of ethanol and three additional plants under expansion or construction with capacity to produce an additional 162 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,629
Green Plains Renewable Energy	1,461
Valero Renewable Fuels	1,210
Flint Hill Resources LP	820
Updated: October 6, 2016

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012 which was likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011. Although ethanol imports have since decreased, if competition from ethanol imports were to increase again that could negatively impact demand for ethanol produced in the United States which could result in lower operating margins.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants are expected to produce approximately 36 million metric tons of distillers grains in the 2015/2016 marketing year.

The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
Sources and Availability of Raw Materials
Corn Feedstock Supply
The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn. To produce 120 million gallons of ethanol per year, our ethanol plant needs approximately 42 million bushels of corn per year, or approximately 115,000 bushels per day, as the feedstock for its dry milling process. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during the fiscal year ended September 30, 2016, compared to the same period in 2015 due to increased supply resulting from a plentiful 2015 harvest in our corn supply region. On October 12, 2016, the United States Department of Agriculture ("USDA") released a report estimating the 2016 corn crop at 15.1 billion bushels, up 11% from last year's production, with yields averaging 173.4 bushels per acre. The USDA forecasted area harvested for grain at 86.8 million acres, up 8% from 2015. Management will continue to monitor the availability of corn in our area.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2016 was approximately 6.78% more MMBTUs than for last fiscal year, constituting approximately 4.22% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Employees

We have 49 full-time employees as of November 22, 2016.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $5,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. At September 30, 2016, we have approximately $15,000,000 available to draw on the Revolving Credit Loan to provide additional working capital. We will discuss the Declining Loan and Revolving Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations”.

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2016, 2015 and 2014 were produced in the United States and all of our long-lived assets are domiciled in the United States.

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

Increases in the price of corn or natural gas would reduce our profitability.  Our primary source of revenue is from the sale of ethanol, distillers grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

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

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition. We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.” If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2017 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2016. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2017. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains, corn oil and carbon dioxide.  If economic or political factors adversely affect the market for ethanol, distillers grains, corn oil or carbon dioxide, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Risks Related to Ethanol Industry

A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China is the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The imposition of these duties are expected to significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

A reduction in exports to Europe due to the imposition by the European Union of a tariff on U.S. ethanol could have a negative impact on ethanol prices. The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe which has negatively impacted exports of ethanol to Europe. The decrease could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  In addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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
The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS standards until after the end of 2014. On November 30, 2015, the EPA released the final renewable volume obligations for 2014, 2015 and 2016 which lowered the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume obligation for 2017. The EPA proposes to set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallon could be met by corn-based ethanol. The final rule is expected to be issued in November 2016. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices. Recently, the United States government lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports may come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

ITEM 2. PROPERTIES

Our plant site is made up of two adjacent parcels which together total approximately 295 acres in east central Indiana near Union City, Indiana. The address of our plant is 1554 N. County Road 600 E., Union City, Indiana 47390. On October 31, 2016, we purchased approximately 64 acres of land adjacent to our property for a total purchase price of approximately $646,000.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. We expect that GS CleanTech will appeal the rulings on the motions for summary judgment.

On February 16, 2010, ICM, Inc. agreed to indemnify the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system and agrees to defend the Company. Several of the other defendants also use equipment and processes provided by ICM, Inc. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in this lawsuit and in any appeal filed by GS CleanTech. If GS CleanTech were to be successful in any appeal filed and allowed to continue to pursue its claims, we estimate that damages, if awarded, would be based on a reasonable royalty to, or lost profits of, GS CleanTech. Because of its rulings, it seems unlikely that the District Court would deem the case exceptional. However, in the event it would be deemed to be exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. ICM, Inc. has also agreed to indemnify us. However, in the event that damages were to be awarded, if ICM, Inc. does not fully indemnify us for any reason, we could be liable and could also be required to cease use of our oil separation process and seek out a replacement or cease oil production altogether.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Units

As of November 22, 2016, we had approximately 14,606 membership units outstanding and approximately 1,107 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal Ethanol as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2015 1st	$13,500	$15,000	$14,042	31
2015 2nd	$13,700	$15,000	$14,165	36
2015 3rd	$13,250	$14,500	$13,512	81
2015 4th	$12,500	$12,500	$12,500	26
2016 1st	$10,750	$12,500	$11,772	31
2016 2nd	$11,000	$12,500	$11,833	12
2016 3rd	$12,500	$13,000	$12,659	6
2016 4th	$13,260	$14,521	$13,807	25

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2015 1st	$13,500	$22,500	$16,228	74
2015 2nd	$13,500	$30,000	$25,924	324
2015 3rd	$13,250	$14,500	$13,512	81
2015 4th	$12,500	$14,000	$13,163	92
2016 1st	$10,750	$12,500	$11,838	51
2016 2nd	$11,000	$12,500	$11,833	12
2016 3rd	$12,500	$13,000	$12,659	6
2016 4th	$13,260	$14,521	$13,807	25

Distributions

During our fiscal year ended September 30, 2016, we made the following distributions to our members:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015
February 9, 2016	300	4,381,800	February 2016
May 17, 2016	230	3,359,380	June 2016
August 16, 2016	600	8,763,601	August 2016
Totals	$1,630	$23,807,781

During our fiscal year ended September 30, 2015, we made the following distributions to our members:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014
February 10, 2015	1,000	14,606,000	February 2015
May 19, 2015	600	8,763,600	May 2015
August 18, 2015	200	2,921,202	August 2015
Totals	$3,500	$51,121,002

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2011. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardinal Ethanol, LLC, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$600
$500
$400
$300
$200
$100
$0
9/11
9/12
9/13
9/14
9/15
9/16
Cardinal Ethanol, LLC
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the year ended September 30, 2014, 2013 and 2012 and the selected income statement data and other financial data for the years ended September 30, 2013 and 2012 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2016 and 2015 and the selected income statement data and other financial data for the years ended September 30, 2016, 2015 and 2014 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2016	2015	2014	2013	2012
Revenues	$222,895,449	$240,695,293	$337,355,515	$357,611,814	$321,194,387

Cost Goods Sold	204,014,877	197,305,291	244,414,762	324,122,396	311,971,054

Gross Profit	18,880,572	43,390,002	92,940,753	33,489,418	9,223,333

Operating Expenses	5,233,634	4,714,891	4,945,382	4,697,637	4,680,729

Operating Income	13,646,938	38,675,111	87,995,371	28,791,781	4,542,604

Other Income (Expense), Net	(125,143)	46,706	(733,697)	(2,436,357)	(2,690,624)

Net Income	$13,521,795	$38,721,817	$87,261,674	$26,355,424	$1,851,980

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income Per Unit	$926	$2,651	$5,974	$1,804	$127

Cash Distributions Per Unit	$1,630	$3,500	$4,547	$382	$430

Balance Sheet Data:	2016	2015	2014	2013	2012
Current Assets	$48,529,843	$48,646,801	$60,034,736	$57,914,023	$35,973,410

Net Property and Equipment	104,461,078	107,998,425	105,632,776	110,311,216	117,825,363

Other Assets	938,251	823,494	718,553	554,837	730,992

Total Assets	153,929,172	157,468,720	166,386,065	168,780,076	154,529,765

Current Liabilities	11,676,852	11,997,241	13,380,637	13,149,364	16,662,886

Long-Term Debt	11,932,063	4,865,236	—	24,154,710	27,943,975

Derivative Instrument - Interest Rate Swap - (Long Term)	—	—	—	—	628,358

Members' Equity	130,320,257	140,606,243	153,005,428	131,476,002	109,294,546

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended September 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenues	$222,895,449	100.0	$240,695,293	100.0
Cost of Goods Sold	204,014,877	91.5	197,305,291	82.0
Gross Profit	18,880,572	8.5	43,390,002	18.0
Operating Expenses	5,233,634	2.3	4,714,891	2.0
Operating Income	13,646,938	6.2	38,675,111	16.0
Other Expense, net	(125,143)	(0.1)	46,706	—
Net Income	$13,521,795	6.1	$38,721,817	16.0

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2016 and 2015.

	2016		2015
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$173,252,481	77.7%	$181,640,992	75.5%
Distillers Grains Sales	40,709,845	18.3	50,269,686	20.9
Corn Oil Sales	8,226,924	3.7	8,120,749	3.3
CO2 Sales	514,937	0.2	488,065	0.2
Other Revenue	191,262	0.1	175,801	0.1
Total Revenues	$222,895,449	100%	$240,695,293	100%

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2016 as compared to our fiscal year ended September 30, 2015. This decrease in revenues is primarily the result of a decrease in the average price per gallon of ethanol sold for the fiscal year ended September 30, 2016 as compared to the same period in 2015.

We experienced an increase in ethanol gallons sold of approximately 5.13% for the fiscal year ended September 30, 2016 as compared to the same period in 2015 resulting primarily from increased ethanol production rates. We are currently operating at approximately 27% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2017 due to our continued plans to increase our production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2016 was approximately 8.86% lower than our average price per gallon of ethanol sold for the same period in 2015. Ethanol prices were lower during the fiscal year ended September 30, 2016 due in part to higher national ethanol stocks resulting from increased ethanol production. High industry production levels outpaced strong domestic consumption and export demand experienced during the last two quarters of our 2016 fiscal year. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn, crude oil and gasoline prices throughout the fiscal year had a negative affect on ethanol prices.

Although the average price per gallon of ethanol sold for the fiscal year ended September 30, 2016 is lower as compared to the same period in 2015, the price of corn declined more during the comparable period, as described below in Cost of Goods Sold. The spread between ethanol price and corn price on a per gallon basis was positive throughout fiscal year 2016, widening in the fourth quarter. Thus, most of our profit for the fiscal year was derived from the last fiscal quarter.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain low or further decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly should ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, the EPA's reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2016 compared to the same period in 2015. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2016 was approximately 18.99% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains is due primarily to lower domestic and export demand during the fiscal year ended September 30, 2016 as compared to the same period in 2015 which has resulted in a decline in the price of distillers grains as a percentage of corn values.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports has had a negative effect on export demand from China resulting in lower distillers grains prices. We cannot forecast how much demand from China will come back into the marketplace and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

We experienced a decrease of approximately 0.59% in distillers grains tons sold in the fiscal year ended September 30, 2016 as compared to the same period in 2015 due primarily to timing of shipments. Management anticipates that the distillers grains sold by our plant will increase for the fiscal year ended September 30, 2017 due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2017 which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales increased by approximately 1.31% in the fiscal year ended September 30, 2016 as compared to the same period in 2015 which was primarily a result of an increase in the pounds of corn oil sold in the fiscal year ended September 30, 2016 as compared to the same period in 2015. The average price per pound of corn oil was approximately 3.70% lower for the fiscal year ended September 30, 2016 as compared to the same period in 2015 due to increased local supplies and decreased demand from the biodiesel industry which is traditionally one of the largest markets for corn oil. We sold approximately 4.26% more corn oil in the fiscal year ended September 30, 2016 as compared to the same period in 2015 due primarily to increased plant production rates.

Corn oil prices were low during our first fiscal quarter but then gradually increased throughout much of our fiscal year. Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may decrease if biodiesel plants switch to lower priced alternatives such as soybean oil or as a result of oversupply as ethanol plants increase their production rates, thus resulting in higher corn oil production unless additional demand can be created. Management expects corn oil production will increase for the fiscal year ended September 30, 2017 due to our plans to increase our ethanol production capacity to approximately 135 million gallons during our fiscal year ended September 30, 2017 which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 91.5% for the fiscal year ended September 30, 2016 as compared to approximately 82.0% for the same period in 2015. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2016 as compared to the same period in 2015. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2016, we used approximately 2.07% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2016 compared to the same period in 2015. During the fiscal year ended September 30, 2016, our average price paid per bushel of corn decreased approximately 9.23% as compared to the same period in 2015. Corn prices trended lower most of our fiscal year due to a plentiful 2015 harvest and an increase in national corn stocks. However, corn prices became more volatile and fluctuated throughout our last fiscal quarter as there were some concerns over the 2016 crop due to a lack of rain during the critical pollination stage in the local areas surrounding our plant.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our fiscal year ended September 30, 2016 as compared to the fiscal year ended September 30, 2015. This decrease in cost of natural gas for the fiscal year ended September 30, 2016 as compared to the same period in 2015 was primarily the result of a decrease of approximately 28.18% in the average price per MMBTU of natural gas due to plentiful supply. We used approximately 6.78% more natural gas for the fiscal year ended September 30, 2016 as compared to the same period in 2015 because of higher ethanol production.

Natural gas prices remained low during most of our fiscal year ended September 30, 2016 due to increased natural gas production which outpaced demand and resulted in increased stocks. Natural gas prices rose slightly towards the end of our fiscal year 2016 due to producers shutting down wells resulting in lower natural gas production and to the conversion of power plants across the U.S. from coal to natural gas. Natural gas prices will also be dependent upon the severity of the coming winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.34% and 1.96% for the fiscal years ended September 30, 2016 and 2015, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2017 fiscal year.

Operating Income

Our income from operations for the fiscal year ended September 30, 2016 was approximately 6.12% of our revenues compared to operating income of approximately 16.07% of revenues for the same period in 2015. The decrease in operating income for the fiscal year ended September 30, 2016 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

We had other expense of approximately 0.06% of revenues for the fiscal year ended September 30, 2016 compared to other income of approximately 0.02% of revenues for the same period in 2015. This increase in other expense for the fiscal year ended September 30, 2016, was primarily due to drawing additional funds on our Declining Note which increased our interest expense for our fiscal year ended September 30, 2016.

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

Although the average price per gallon of ethanol sold for the fiscal year ended September 30, 2015 was lower as compared to the same period in 2014, the decline in ethanol prices was less than the corresponding decline in corn prices creating a favorable spread between the price of ethanol and the price of corn and resulted in positive operating margins throughout our fiscal year ended September 30, 2015.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2015 as compared to the same period in 2014. This decrease in revenues was primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2015 compared to the same period in 2014. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2015 was approximately 18.97% lower than the average price per ton of distillers grains sold for the same period in 2014. This decline in the market price of distillers grains is due primarily to lower corn prices during the fiscal year ended September 30, 2015 as compared to the same period in 2014 as market prices for distillers grains change in relation to the prices of other animal feeds, such as corn and also soybean meal.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. While an increase in foreign exports following the resolution of the dispute supported the price of distillers grains as a percentage of corn value during our first and second fiscal quarters of fiscal year 2015, we experienced a weakening in demand from China during our third and fourth fiscal quarters of fiscal year 2015 which had a negative effect on distillers grains prices.

We experienced an increase of approximately 0.92% in distillers grains tons sold in the fiscal year ended September 30, 2015 as compared to the same period in 2014 due primarily to increased plant production run rates.

Corn Oil

Our revenues from corn oil sales decreased approximately 22.76% in the fiscal year ended September 30, 2015 as compared to the same period in 2014 which was primarily a result of a decrease in the pounds of corn oil sold and in the average price per pound received for our corn oil in the fiscal year ended September 30, 2015 as compared to the same period in 2014. The average price per pound of corn oil was approximately 15.63% lower for the fiscal year ended September 30, 2015 as compared to the same period in 2014 due to increased local supplies and decreased demand from the biodiesel industry which is traditionally one of the largest markets for corn oil. We sold approximately 11.44% less corn oil in the fiscal year ended September 30, 2015 as compared to the same period in 2014 due primarily to decreased oil extraction rates per bushel of corn. Corn oil prices were relatively steady throughout much of our 2015 fiscal year declining in our fourth fiscal quarter.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 82.0% for the fiscal year ended September 30, 2015 as compared to approximately 72.5% for the same period in 2014. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2015 as compared to the same period in 2014. Our two largest costs of production was corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2015, we used approximately 0.04% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2014. Less bushels were used in production because we produced less gallons of ethanol during the fiscal year ended September 30, 2015 compared to the same period in 2014. During the fiscal year ended September 30, 2015, our average price paid per bushel of corn decreased by approximately 19.87% as compared to the same period in 2014. Corn prices were lower towards the beginning of our 2015 fiscal year trending upwards somewhat during our second fiscal quarter. However, corn prices overall were low due to a plentiful 2014 harvest and favorable estimates of corn stocks and optimism regarding the condition of the 2015 corn crop. Corn prices sharply increased towards the end of our third fiscal quarter 2015 in response to revised estimates of corn stocks and acres planted below previous expectations as well as a decline in crop conditions due to cold and wet weather. Corn prices also rose in response to stronger export demand. During our fourth fiscal quarter of 2015, corn prices decreased slightly in response to higher than anticipated yields in states to the west of us.

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

Natural gas prices rose slightly towards the beginning of our 2015 fiscal year but decreased during our second fiscal quarter due to an increase in natural gas production replenishing stock shortages. Natural gas prices continued to decline during our third and fourth fiscal quarters in response to warmer weather.

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

Other Expense

We had other expense of approximately 0.02% of revenues for the fiscal year ended September 30, 2015 compared to other expense of approximately 0.22% of revenues for the same period in 2014. This decrease in other expense for the fiscal year ended September 30, 2015 was primarily due to debt repayment which reduced our interest expense for our fiscal year ended September 30, 2015.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2016

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Current Assets	$48,529,843	$48,646,801
Current Liabilities	11,676,852	11,997,241
Long-term Liabilities	11,932,063	4,865,236
Member's Equity	130,320,257	140,606,243

Total current assets at September 30, 2016 remained relatively unchanged compared to September 30, 2015.

We experienced a decrease in our total current liabilities at September 30, 2016 compared to September 30, 2015. The decrease is primarily due to a decrease in our corn accounts payable of approximately $1,996,000 at September 30, 2016 as compared to September 30, 2015 due to a decrease in corn prices. We also experienced a decrease in trade accounts payable of approximately $1,144,000 due to having less construction in process since projects were completed. This decrease in total current liabilities was partially offset by an increase of approximately $2,888,000 in our current maturities of long-term debt at September 30, 2016 as compared to September 30, 2015 due to outstanding borrowings in the form of short-term debt.

We experienced an increase in our long-term liabilities as of September 30, 2016 compared to September 30, 2015. At September 30, 2016, we had approximately $11,932,000 of outstanding borrowings in the form of long-term loans, compared to borrowings of approximately $4,865,000 at September 30, 2015. The increase is due to borrowing funds to pay for construction costs in connection with our expansion projects.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2017 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2016 and 2015

The following table shows cash flows for the fiscal year ended September 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$22,958,196	$49,875,611
Net cash used for investing activities	(6,931,007)	(10,524,207)
Net cash used for financing activities	(13,852,664)	(46,255,766)
Net increase (decrease) in cash	2,174,525	(6,904,362)
Cash, beginning of period	20,827,614	27,731,976
Cash, end of period	$23,002,139	$20,827,614

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the fiscal year ended September 30, 2016 as compared with the same period in 2015.

Cash Flow used for Investing Activities

We used less cash in investing activities for the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease was primarily the result of a decrease in payments for construction in progress and other capital expenditures due to finalizing our expansion projects described below in Capital Improvements.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease was the result of paying less distributions to our members during the fiscal year ended September 30, 2016 as compared to the same period in 2015. We paid distributions of approximately $23,808,000 for the fiscal year ended September 30, 2016 as compared to distributions of approximately $51,121,000 for the same period in 2015. However, we did borrow $10,134,764 from our Declining Loan to fund our expansion projects during the 2015 period.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2016, we expect operations to generate adequate cash flows to maintain operations.
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

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2015 as compared to the same period in 2014. This decrease was the result of our making no payments on long term debt for the fiscal year ended September 30, 2015 as compared to the same period in 2014. However, we did borrow approximately $4,865,000 from our Declining Loan to fund our expansion projects during the 2015 period. We also paid distributions of approximately $51,121,000 for the fiscal year ended September 30, 2015 as compared to distributions of approximately $66,413,000 for the same period in 2014.

Short and Long Term Debt Sources

We have a loan agreement consisting of three loans, the Declining Revolving Loan ("Declining Loan"), a Term Loan and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
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

On September 7, 2016, we executed an Eighth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of July 31, 2016, with FNBO (the "Eighth Amendment"). In connection therewith, we also executed a Third Amended and Restated Declining Revolving Credit Note, a Term Note and a Second Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. The Eighth Amendment converts $15,000,000 of the principal balance on the Declining Loan, which was used for construction advances, to amortizing term debt and reduces the availability of the Declining Loan from $20,000,000 to $5,000,000 with such amount to be available for working capital purposes. Pursuant to the Eighth Amendment, the interest rate on the Term Loan is the 3-month LIBOR plus two hundred ninety basis points. The Eighth Amendment provides for monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. Subsequent to our fiscal year ended September 30, 2016, we executed a Ninth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of September 30, 2016, with FNBO (the "Ninth Amendment"). The purpose of the Ninth Amendment was to clarify that principal and interest on the Term Loan shall be payable in equal monthly installments of approximately $282,700 commencing on September 1, 2016 until maturity when the outstanding principal balance and all accrued and unpaid interest shall be due and payable in full.

Declining Loan

The Eighth Amendment converts $15,000,000 of the principal balance on the Declining Loan, which was used for construction advances, to amortizing term debt and reduces the availability of the Declining Loan from $20,000,000 to $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at September 30, 2016 was 3.75%. There was no balance outstanding on the Declining Loan at September 30, 2016 and approximately $4,865,000 outstanding at September 30, 2015.

Term Loan

The interest rate on the Term Loan is the 3-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2016 was 3.75%. The Eighth Amendment provides for monthly installment payments of approximately $282,700.00 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $14,820,000 outstanding on the Term Loan at September 30, 2016 and no balance outstanding at September 30, 2015.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2016 was 3.44%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2016 or September 30, 2015.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2016. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2017. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We have recently completed projects to add storage capacity to our plant and increase annual production capacity to approximately 135 million gallons. These projects were substantially complete at September 30, 2016, for a total cost of approximately $16,500,000. We continue to work to improve process efficiencies and reduce bottlenecks and expect to reach our goal of operating at an annual production rate of approximately 135 million gallons during the first quarter of our fiscal year ending September 30, 2017.

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, add an additional cooling tower cell and a beer-degasser. The projects are expected to cost approximately $4,356,000. In connection with the construction of these projects, we have an agreement with Nelson Engineering, Inc. The projects are expected to be complete by the end of the fiscal year ended September 30, 2017.

Subsequent to our fiscal year ended September 30, 2016, the board of directors approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,000,000. Theses additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. We are currently in negotiations with our primary lender regarding financing for the project.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2016:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$16,244,827	$3,392,630	$6,785,259	$6,066,938	$—
Operating Lease Obligations	2,442,034	1,172,964	1,269,070	—	—
Purchase Obligations	9,798,004	8,592,154	1,205,850	—	—
Total Contractual Cash Obligations	$28,484,865	$13,157,748	$9,260,179	$6,066,938	$—

The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the obligations incurred as a result of the borrowings against the Term Loan for our expansion projects (discussed above). The operating lease obligations in the table above include our hopper railcars and forklift lease obligations as of September 30, 2016. Purchase obligations consist of forward contracted corn deliveries and forward contracted natural gas purchases.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to interest rates. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2016 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

As of September 30, 2016, we have open short (selling) positions for 3,860,000 bushels of corn and long (buying) positions for 1,060,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 5,250,000 gallons of ethanol and long (buying) positions of 5,880,000 gallons of ethanol on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol positions are forecasted to settle through March 2018 and December 2017, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We value our inventory at the lower of cost or net realizable value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realizable value on inventory to be a critical accounting estimate.

We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2016. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Term Loan and our Revolving Credit Loan which bear variable interest rates.  The interest rate for the Declining Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 3.75% at September 30, 2016. The interest rate on the Term Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $14,820,000 outstanding on the Term Loan and the applicable interest rate was 3.75% at September 30, 2016. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at September 30, 2016. The specifics of the Declining Loan, Term Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2016, would be approximately $56,000.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

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

At September 30, 2016, we had a net long position of 630,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through December 2017, a net short position of 2,800,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through March 2018. We also had a net long position of 380,000 MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas contracts for various delivery periods through November 2017. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2016, September 30, 2015 and September 30, 2014:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Corn Derivative Contracts	$6,134,582	$1,306,174	$(5,015,169)
Ethanol Derivative Contracts	(218,066)	(677,043)	3,334,054
Natural Gas Derivative Contracts	(90,442)	(68,635)	51,257
Totals	$5,826,074	$560,496	$(1,629,858)

At September 30, 2016, we had forward corn purchase contracts at various fixed prices for various delivery periods through December 2017 for approximately 2.86% of our expected production needs for the next 15 months. At September 30, 2016, we also had forward ethanol sales contracts at various fixed priced for delivery periods through October 2016 for approximately 46.40% of our expected production for the next 1 month, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2016 for approximately 33.78% of expected production for the next 3 months and forward corn oil contracts at various prices for various delivery periods through December 2016 for approximately 56.85% of expected production for the next 3 months. Also, at September 30, 2016, we had forward natural gas contracts for approximately 31.68% of expected purchases for the next 18 months at various prices for various delivery periods through March 2018. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of September 30, 2016 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2016	Approximate Adverse Change to Income
Natural Gas	1,969,000	MMBTU	10%	$561,000
Ethanol	115,360,000	Gallons	10%	$17,765,000
Corn	39,944,000	Bushels	10%	$13,262,000
DDGs	288,000	Tons	10%	$3,403,000
Corn Oil	26,766,000	Pounds	10%	$763,000

For comparison purposes, the results of our sensitivity analysis as of September 30, 2015 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2015	Approximate Adverse Change to Income
Natural Gas	2,718,000	MMBTU	10%	$823,000
Ethanol	117,790,000	Gallons	10%	$18,493,000
Corn	38,123,000	Bushels	10%	$15,554,000
DDGs	264,000	Tons	10%	$3,118,000
Corn Oil	29,509,000	Pounds	10%	$649,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2016 and 2015, and the related statements of operations and comprehensive income, cash flows, and changes in members' equity for each of the fiscal years in the three year period ended September 30, 2016. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the fiscal years in the three year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
November 22, 2016

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2016	September 30, 2015

Current Assets
Cash	$23,002,139	$20,827,614
Restricted cash	1,460,772	1,211,476
Trade accounts receivable	11,574,847	11,962,357
Miscellaneous receivables	135,517	384,705
Inventories	12,093,469	13,754,452
Prepaid and other current assets	248,999	506,197
Commodity derivative instruments	14,100	—
Total current assets	48,529,843	48,646,801

Property, Plant, and Equipment
Land and land improvements	21,124,597	21,124,597
Plant and equipment	144,157,818	128,328,847
Building	7,018,061	7,018,061
Office equipment	648,256	579,019
Vehicles	31,928	31,928
Construction in process	544,687	10,281,935
	173,525,347	167,364,387
Less accumulated depreciation	(69,064,269)	(59,365,962)
Net Property, Plant, and Equipment	104,461,078	107,998,425

Other Assets
Investment	938,251	823,494
Total other assets	938,251	823,494

Total Assets	$153,929,172	$157,468,720

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$2,472,212	$3,616,302
Accounts payable-corn	4,761,547	6,757,174
Accrued expenses	1,213,753	1,555,286
Commodity derivative instruments	341,050	68,479
Current maturities of long-term debt	2,888,290	—
Total current liabilities	11,676,852	11,997,241

Long-Term Debt	11,932,063	4,865,236

Commitments and Contingencies

Members’ Equity
Member contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	59,408,044	69,694,030
Total members' equity	130,320,257	140,606,243

Total Liabilities and Members’ Equity	$153,929,172	$157,468,720

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014

Revenues	$222,895,449	$240,695,293	$337,355,515

Cost of Goods Sold	204,014,877	197,305,291	244,414,762

Gross Profit	18,880,572	43,390,002	92,940,753

Operating Expenses	5,233,634	4,714,891	4,945,382

Operating Income	13,646,938	38,675,111	87,995,371

Other Income (Expense)
Interest income	250	—	9,187
Interest expense	(185,870)	(2,162)	(728,470)
Miscellaneous income (expense)	60,477	48,868	(14,414)
Total	(125,143)	46,706	(733,697)

Net Income	$13,521,795	$38,721,817	$87,261,674

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$926	$2,651	$5,974

Distributions Per Unit	$1,630	$3,500	$4,547

Comprehensive Income:
Net income	$13,521,795	$38,721,817	$87,261,674
Interest rate swap fair value change and reclassification, net	—	—	681,233
Comprehensive Income	$13,521,795	$38,721,817	$87,942,907

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities
Net income	$13,521,795	$38,721,817	$87,261,674
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	9,698,309	9,006,994	8,720,946
Change in fair value of commodity derivative instruments	(5,826,074)	(560,496)	1,629,858
Gain on disposal of fixed asset	—	(11,827)	(1,000)
Non-cash dividend income	(114,757)	(104,941)	(243,716)
Change in operating assets and liabilities:
Restricted cash	(249,296)	(326,376)	974,032
Trade accounts receivables	387,510	9,803,944	(908,714)
Miscellaneous receivable	249,188	(378,737)	93,040
Inventories	1,660,983	(6,329,053)	2,899,043
Prepaid and other current assets	257,198	23,264	18,452
Deposits	—	—	80,000
Derivative instruments	6,084,545	1,032,359	(2,221,432)
Accounts payable	(1,144,090)	472,468	(490,679)
Accounts payable-corn	(1,995,627)	698,647	3,054,854
Accrued expenses	428,512	(2,172,452)	973,634
Net cash provided by operating activities	22,958,196	49,875,611	101,839,992

Cash Flows from Investing Activities
Capital expenditures	(6,452,884)	(27,686)	(3,450,085)
Payments for construction in process	(478,123)	(10,531,521)	(518,174)
Proceeds from sale of equipment	—	35,000	1,000
Net cash used for investing activities	(6,931,007)	(10,524,207)	(3,967,259)

Cash Flows from Financing Activities
Distributions paid	(23,807,781)	(51,121,002)	(66,413,482)
Proceeds from long-term debt	10,134,764	4,865,236	—
Payments on long-term debt	(179,647)	—	(27,943,975)
Net cash used for financing activities	(13,852,664)	(46,255,766)	(94,357,457)

Net Increase (Decrease) in Cash	2,174,525	(6,904,362)	3,515,276

Cash – Beginning of Period	20,827,614	27,731,976	24,216,700

Cash – End of Period	$23,002,139	$20,827,614	$27,731,976

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014

Supplemental Cash Flow Information
Interest paid	$320,323	$—	$1,255,531

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses	$66,564	$836,609	$74,246
Construction period interest capitalized in property, plant and equipment	174,594	—	—
Gain on derivative instruments included in other comprehensive income	$—	$—	$681,233

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

			Accumulated
			Other
	Member	Retained	Comprehensive
	Contributions	Earnings	Loss
Balance - September 30, 2013	$70,912,213	$61,245,023	$(681,233)

Net income for year ended September 30, 2014	—	87,261,674	—

Members Distributions	—	(66,413,482)	—

Gain on derivative instruments included in other comprehensive income	—	—	681,233

Balance - September 30, 2014	70,912,213	82,093,215	—

Net income for year ended September 30, 2015	—	38,721,817	—

Members Distributions	—	(51,121,002)	—

Balance - September 30, 2015	70,912,213	69,694,030	—

Net income for year ended September 30, 2016	—	13,521,795	—

Members Distributions	—	(23,807,781)	—

Balance - September 30, 2016	$70,912,213	$59,408,044	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2016 and 2015, the Company produced approximately 120 million and 117 million gallons of ethanol, respectively.

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2016 and 2015, the Company determined that an allowance for doubtful accounts was not necessary.

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
September 30, 2016 and 2015

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,352,000, $2,372,000 and $2,382,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Freight was approximately $8,637,000, $9,362,000 and $8,786,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the statement of operations, depending on the item being hedged.

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements. We have elected to apply the normal purchase normal sale exemption to all of our forward commodity contracts.

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2016 and 2015 due to the short maturity nature of these instruments. The fair value of derivative instruments and debt is disclosed in Note 7.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2016, or 2015 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2016 or 2015.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, their income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2016 or 2015. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2012, the Company is no longer subject to U.S. Federal income tax examinations.

2. CONCENTRATIONS

Two major customers accounted for approximately 94% and 93% of the outstanding accounts receivable balance at September 30, 2016 and September 30, 2015, respectively. These same two customers also accounted for approximately 96% of revenue for each of the years ended September 30, 2016, 2015 and 2014.

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2016 and 2015 are as follows:

	2016	2015
Financial statement basis of assets	$153,929,172	$157,468,720
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(83,786,100)	(84,815,021)
Book to tax derivative instruments	(14,100)	—
Capitalized inventory	62,000	93,000
Income tax basis of assets	$72,167,582	$74,723,309

Financial statement basis of liabilities	$23,608,915	$16,862,477
Book to tax derivative instruments	(341,050)	(68,479)
Accrued employee benefits	(508,471)	(550,320)
Income tax basis of liabilities	$22,759,394	$16,243,678

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

Distribution dates and amounts for the fiscal year ended September 30, 2014 are listed in the table below:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 14, 2013	$475	$6,937,850	December 2013
February 11, 2014	1,072	15,657,632	February 2014
May 20, 2014	1,500	21,909,000	May 2014
August 19, 2014	1,500	21,909,000	August 2014
Totals	$4,547	$66,413,482

Distribution dates and amounts for the fiscal year ended September 30, 2015 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 18, 2014	$1,700	$24,830,200	November 2014
February 10, 2015	1,000	14,606,000	February 2015
May 19, 2015	600	8,763,600	May 2015
August 18, 2015	200	2,921,202	August 2015
Totals	$3,500	$51,121,002

Distribution dates and amounts for the fiscal year ended September 30, 2016 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015
February 9, 2016	300	4,381,800	February 2016
May 17, 2016	230	3,359,380	June 2016
August 16, 2016	600	8,763,601	August 2016
Totals	$1,630	$23,807,781

Subsequent to year end, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016

5.  INVENTORIES

Inventories consist of the following as of September 30, 2016 and September 30, 2015:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

	September 30, 2016	September 30, 2015
Raw materials	$4,677,336	$5,166,402
Work in progress	1,252,919	1,320,961
Finished goods	3,638,427	5,058,449
Spare parts	2,524,787	2,208,640
Total	$12,093,469	$13,754,452

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2016, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2017 for approximately 2.86% of expected production needs for the next 15 months. Approximately 10.15% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2016 and September 31, 2015. At September 30, 2016, the Company has forward natural gas purchase contracts for approximately 31.68% of expected usage for the next twelve months at various prices for various delivery periods through March 2018. The Company has forward ethanol sales contracts at various fixed priced for delivery periods through October 2016 for approximately 46.40% of our expected production for the next 1 month, dried distiller grains sales contracts for approximately 33.78% and forward corn oil sales contracts for approximately 56.85% of expected production for the next 3 months at various fixed prices for various delivery periods through December 2016.

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

At September 30, 2016, the Company had a net short (selling) position of 2,800,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net long (buying) position of 3,080,000 bushels of corn under derivative contracts as of September 30, 2015. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through March 2018, as of September 30, 2016. Some are traded over the counter with a counter party. The Company had a net long (buying) position of 630,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net long (buying) position of 1,260,000 gallons of ethanol under derivative contracts as of September 30, 2015. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2017, as of September 30, 2016. At September 30, 2016, the Company had a net long (buying) position of 380,000 MMBTUs of natural gas under derivative contracts used to hedge its forward natural gas purchases. However, the Company had no natural gas under derivative contracts as of September 30, 2015. These natural gas derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through November 2017. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2016:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$188,475
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$152,575
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$14,100	$—

As of September 30, 2016 the Company had approximately $1,461,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2015:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$58,338
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$10,141
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$—	—

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

The amount of gain reclassified from accumulated other comprehensive income into net income on derivatives included a reclassification of $681,233 into earnings as interest expense resulting from the termination of the interest rate swap agreement in October 2013.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$6,134,582
Ethanol Derivative Contracts	Revenues	(218,066)
Natural Gas Derivative Contracts	Cost of Goods Sold	(90,442)
Totals		$5,826,074

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2015:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2014:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(5,015,169)
Ethanol Derivative Contracts	Revenues	3,334,054
Natural Gas Derivative Contracts	Cost of Goods Sold	51,257
Totals		$(1,629,858)

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(152,575)	$(152,575)	$174,969	$(327,544)	$—
Ethanol Derivative Contracts	$(188,475)	$(188,475)	$(188,475)	$—	$—
Natural Gas Derivative Contracts	$14,100	$14,100	$14,100	$—	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(10,141)	$(10,141)	$(10,141)	$—	$—
Ethanol Derivative Contracts	$(58,338)	$(58,338)	$(58,338)	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

We determine the fair value of corn and natural gas level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

The Company believes the fair value of it's long-term debt at September 30, 2016 and September 30, 2015 approximated the carrying value of approximately $14,820,000 and $4,865,000, respectively. Fair value was estimated using estimated market interest rates at September 30, 2016 and 2015, which are level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

8.  BANK FINANCING

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

The Company has a loan agreement consisting of three loans, the Declining Revolving Loan (Declining Loan), the Term Loan and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.

On July 23, 2015, the Company executed a Fifth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha ("FNBO") in order to obtain additional financing to fund a construction project to add storage capacity and increase production capacity at the plant. On February 28, 2016, the Company executed a Sixth Amendment of First Amended and Restated Construction Loan Agreement with FNBO extending the termination date of the Revolving Credit Loan to February 28, 2017. On May 6, 2016, the Company executed a Seventh Amendment of First Amended and Restated Construction Loan Agreement with FNBO extending the draw period and conversion date of the Declining Loan to July 31, 2016 and also amended the definition of permitted liens effective March 1, 2016. On September 7, 2016, the Company executed an Eighth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of July 31, 2016, with FNBO (the "Eighth Amendment"). The Eighth Amendment converts $15,000,000 of the principal balance on the Declining Loan, which was used for construction advances, to amortizing term debt and reduces the availability of the Declining Loan from $20,000,000 to $5,000,000 with such amount to be available for working capital purposes. Pursuant to the Eighth Amendment, the interest rate on the Term Loan is the 3-month LIBOR plus two hundred ninety basis points. The Eighth Amendment provides for monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. Subsequent to the fiscal year ended September 30, 2016, the Company executed a Ninth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of September 30, 2016, with FNBO (the "Ninth Amendment"). The purpose of the Ninth Amendment was to clarify that principal and interest on the Term Loan shall be payable in equal monthly installments of approximately $282,700 commencing on September 1, 2016 until maturity when the outstanding principal balance and all accrued and unpaid interest shall be due and payable in full.
Declining Note

The Eighth Amendment decreased the maximum availability of the Declining Loan for construction and working capital advances from $20,000,000 to $5,000,000 and converted $15,000,000 of the principal balance on the Declining Loan to a Term Loan. The $5,000,000 balance remaining after conversion of the principal balance of the construction advances continues to be available for working capital purposes. There were no borrowings outstanding on the Declining Loan at September 30, 2016 and borrowings in the amount of approximately $4,865,000 at September 30, 2015. The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at September 30, 2016 and 2015 were 3.75% and 3.20%, respectively.

Term Loan

The Eighth Amendment converted $15,000,000 of the principal of the Declining Note to a Term Loan. The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at September 30, 2016 was 3.75%. There were borrowings in the amount of $14,820,000 outstanding on the Term Loan at September 30, 2016 and no borrowings at September 30, 2015. The Eighth Amendment provides for monthly installment payments of principal and interest of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rates at September 30, 2016 and 2015 were 3.44% and 3.10%, respectively. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2016 or September 30, 2015.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.  There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

Long-term debt, as discussed above, consists of the following at September 30, 2016:

Term note	$14,820,353
Less amounts due within one year	2,888,290
Net long-term debt	$11,932,063

The estimated maturities of long-term debt at September 30, 2016 are as follows:

October 1, 2016 to September 30, 2017	$2,888,290
October 1, 2017 to September 30, 2018	2,985,693
October 1, 2018 to September 30, 2019	3,106,404
October 1, 2019 to September 30, 2020	3,226,113
October 1, 2020 to September 30, 2021	2,613,853
Total long-term debt	$14,820,353

9. LEASES

At September 30, 2016, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2016 to September 30, 2017	$1,172,964
October 1, 2017 to September 30, 2018	1,171,870
October 1, 2018 to September 30, 2019	97,200
Total minimum lease commitments	$2,442,034

Rent expense for operating leases was approximately $1,173,000 and $1,173,000 for 2016 and 2015, respectively.

10. COMMITMENTS AND CONTINGENCIES

Marketing Agreement

The Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distillers dried grain solubles and wet distiller grains. The agreement may be terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

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

Capital Projects

The Board of Directors has approved a management proposal of capital projects for fiscal year 2017 to add a fermenter, add an additional cooling tower cell and a beer-degasser. The projects are expected to cost approximately $4,356,000. In connection with the projects, the Company has executed contracts with Nelson Engineering. The projects are expected to be complete by the end of the fiscal year ended September 30, 2017.

Subsequent to the fiscal year ended September 30, 2016, the board of directors approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,000,000. Theses additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. The Company is currently in negotiations with our primary lender regarding financing for the project.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

Land Purchase

On October 31, 2016, we purchased approximately 64 acres of land adjacent to our property for a total purchase price of approximately $646,000.

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

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system infringed its patent. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. However, this ruling is subject to appeal. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and in any appeal filed.

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

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $121,000, $110,000 and $97,000 to the defined contribution plan during the years ended September 30, 2016, 2015 and 2014, respectively.

12. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 78% of total revenues and corn costs average 80% of total cost of goods sold.

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

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2016 and 2015

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2016
Revenues	$57,545,036	$51,589,923	$53,951,547	$59,808,943
Gross profit	3,150,962	2,989,165	4,464,503	8,275,942
Operating income	1,781,357	1,502,959	3,237,759	7,124,863
Net income	1,744,134	1,422,174	3,254,249	7,101,238
Basic and diluted earnings per unit	$119	$97	$223	$487

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2015
Revenues	$65,858,591	$59,944,217	$53,978,969	$60,913,516
Gross profit	21,316,731	5,350,271	6,259,132	10,463,868
Operating income	19,962,726	4,202,249	5,119,545	9,390,591
Net income	19,986,184	4,205,473	5,122,566	9,407,594
Basic and diluted earnings per unit	$1,368	$288	$351	$644

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2014
Revenues	$83,572,765	$73,065,869	$98,631,414	$82,085,467
Gross profit	23,655,549	18,236,113	30,533,700	20,515,391
Operating income	22,434,684	17,150,777	29,360,504	19,049,406
Net income	21,737,799	17,152,209	29,364,504	19,007,162
Basic and diluted earnings per unit	$1,488	$1,174	$2,010	$1,301

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2016 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2017 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2016 fiscal year. This proxy statement is referred to in this report as the 2017 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 38 of this report.

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
Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.24	Termination Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.50 to the registrant's Form10-K filed with the Commission on November 27, 2013.

10.25	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.51 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.26	Second Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.27	First Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.	Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.28	Employee Bonus Plan, Amended and Restated for Fiscal Year 2014-15	Exhibit 10.54 to the registrant's Form10-K filed with the Commission on November 25, 2014.
10.29	Capstone Energy Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 2, 2015.
10.30	Fourth Amendment of First Amended and Restated Construction Loan Agreement dated effective March 31, 2015.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 23, 2015.
10.31	Third Amendment of First Amended and Restated Construction Loan Agreement dated effective February 28, 2015	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 5, 2015.
10.32	Fifth Amendment of First Amended and Restated Construction Loan Agreement dated July 23, 2015	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.33	Second Amended and Restated Declining Revolving Credit Note dated July 23, 2015	Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.34	First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated July 23, 2015	Exhibit 10.3 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.35	Employee Bonus Plan, Amended and Restated for Fiscal Year 2015-16	Exhibit 10.28 to the registrant's Form10-K filed with the Commission on November 20, 2015.
10.36	Sixth Amendment of First Amended and Restate Construction Loan Agreement dated effective February 28, 2016	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 9, 2016.
10.37	Seventh Amendment of First Amended and Restate Construction Loan Agreement dated effective May 6, 2016	Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 9, 2016.
10.38	Second Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated effective July 31, 2016	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.39	Term Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2016	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.40	Third Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2016	Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.41	Eighth Amendment of First Amended and Restated Construction Loan Agreement dated effective July 21, 2016	Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.42	Ninth Amendment of First Amended and Restated Construction Loan Agreement dated effective September 30, 2016	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 7, 2016

10.43	Employee Bonus Plan, Amended and Restated for Fiscal Year 2016-17	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2016 and September 30, 2015, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2016, 2015 and 2014, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015, and 2014, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 22, 2016	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2016	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 22, 2016	/s/ Robert Davis
Robert Davis. Chairman and Director

Date:	November 22, 2016	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 22, 2016	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 22, 2016	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 22, 2016	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 22, 2016	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 22, 2016	/s/ David Matthew Dersch
David Matthew Dersch, Director

Date:	November 22, 2016	/s/ Everett Leon Hart
Everett Leon Hart, Director

Date:	November 22, 2016	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 22, 2016	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	November 22, 2016	/s/ William Garth
William Garth, Director

Date:	November 22, 2016	/s/ Robert Baker
Robert Baker, Director

Date:	November 22, 2016	/s/ Lewis M. Roch III
Lewis M.Roch III, Director