Form 10-Q
period 2016-12-31
Cardinal Ethanol LLC
filed 2017-02-06
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2016.

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

As of February 6, 2017, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2016	September 30, 2016
	(Unaudited)
Current Assets
Cash	$22,745,078	$23,002,139
Restricted cash	1,416,065	1,460,772
Trade accounts receivable	14,608,414	11,574,847
Miscellaneous receivables	154,533	135,517
Inventories	15,131,378	12,093,469
Prepaid and other current assets	534,099	248,999
Commodity derivative instruments	231,019	14,100
Total current assets	54,820,586	48,529,843

Property, plant, and equipment, net	104,840,192	104,461,078

Other Assets
Investment	976,863	938,251
Total other assets	976,863	938,251

Total Assets	$160,637,641	$153,929,172

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$3,497,037	$2,472,212
Accounts payable-corn	12,844,716	4,761,547
Accrued expenses	1,190,678	1,213,753
Commodity derivative instruments	144,060	341,050
Current maturities of long-term debt	2,906,670	2,888,290
Total current liabilities	20,583,161	11,676,852

Long-Term Debt, net of current maturities	11,199,786	11,932,063

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	57,942,481	59,408,044
Total members' equity	128,854,694	130,320,257

Total Liabilities and Members’ Equity	$160,637,641	$153,929,172

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Revenues	$58,054,764	$57,545,036

Cost of Goods Sold	49,450,176	54,394,074

Gross Profit	8,604,588	3,150,962

Operating Expenses	1,186,757	1,369,605

Operating Income	7,417,831	1,781,357

Other Income (Expense)
Interest expense	(136,040)	(59,092)
Miscellaneous income	16,246	21,869
Total	(119,794)	(37,223)

Net Income	$7,298,037	$1,744,134

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$500	$119

Distributions Per Unit	$600	$500

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Cash Flows from Operating Activities
Net income	$7,298,037	$1,744,134
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,566,686	2,282,639
Change in fair value of commodity derivative instruments	(426,647)	(2,013,052)
Non-cash dividend income	(38,612)	—
Change in operating assets and liabilities:
Restricted cash	44,707	579,540
Trade accounts receivables	(3,033,567)	201,950
Miscellaneous receivable	(19,016)	181,733
Inventories	(3,037,909)	(566,959)
Prepaid and other current assets	(285,100)	(78,431)
Commodity derivative instruments	12,738	1,220,459
Accounts payable	1,024,825	(808,009)
Accounts payable-corn	8,083,169	8,458,825
Accrued expenses	(545,932)	(559,688)
Net cash provided by operating activities	11,643,379	10,643,141

Cash Flows from Investing Activities
Capital expenditures	(1,155,175)	(1,472,449)
Payments for construction in progress	(1,267,768)	—
Net cash used for investing activities	(2,422,943)	(1,472,449)

Cash Flows from Financing Activities
Distributions paid	(8,763,600)	(7,303,000)
Proceeds from long-term debt	—	4,091,737
Payments on long-term debt	(713,897)	—
Net cash used for financing activities	(9,477,497)	(3,211,263)

Net Increase (Decrease) in Cash	(257,061)	5,959,429

Cash – Beginning of Period	23,002,139	20,827,614

Cash – End of Period	$22,745,078	$26,787,043

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Supplemental Cash Flow Information
Interest paid	$134,260	$37,303

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$589,421	$438,354

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2016, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. The Company's plant has an approximate annual production capacity exceeding 120 million gallons.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

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

Recently Issued Accounting Pronouncements

Restricted Cash (Evaluating)

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments will be effective for the Company beginning October 1, 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statements.

2. CONCENTRATIONS

Two major customers accounted for approximately 96.7% of the outstanding accounts receivable balance at December 31, 2016 and 93.7% at September 30, 2016. These same two customers accounted for approximately 96.1% of revenue for the three month period ended December 31, 2016 and 97.0% for the three month period ended December 31, 2015.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

3.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2016 (Unaudited)	September 30, 2016
Raw materials	$8,509,373	$4,677,336
Work in progress	1,147,441	1,252,919
Finished goods	3,004,493	3,638,427
Spare parts	2,470,071	2,524,787
Total	$15,131,378	$12,093,469

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2016, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2018 for approximately 2.6% of expected production needs for the next twenty-four months. Approximately 11.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2016 or September 30, 2016. At December 31, 2016, the Company had forward ethanol sales contracts for approximately 10.4% of expected production for the next one month at various fixed prices for delivery through January 2017. At December 31, 2016, the Company had forward dried distiller grains sales contracts for approximately 21.3% of expected production for the next one month at various fixed prices for delivery periods through January 2017. At December 31, 2016, the Company had forward corn oil contracts at various periods for delivery through January 2017, which approximates 84.3% of expected production for that time period. Also, at December 31, 2016, the Company had forward natural gas contracts for approximately 49.9% of expected purchases for the next fifteen months at various prices for various delivery periods through March 2018.

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

At December 31, 2016, the Company had a net short (selling) position of 2,120,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and are as of December 31, 2016 forecasted to settle for various delivery periods through December 2018. At December 31, 2016, the Company had a net short (selling) position of 9,030,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2017. At December 31, 2016, the Company had no MMBTUs of natural gas under derivative contracts used to hedge its forward natural gas purchases. These derivatives have not been designated as an effective hedge for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2016:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$144,060
Corn derivative contracts	Commodity Derivative Instruments - Current	$231,019	$—

As of December 31, 2016 the Company had approximately $1,416,000 cash collateral (restricted cash) related to ethanol, corn and natural gas derivatives.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$393,872
Ethanol Derivative Contracts	Revenues	(38,210)
Natural Gas Derivative Contracts	Cost of Goods Sold	70,985
Totals		$426,647

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

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$231,019	$231,019	$231,019	$—	—
Ethanol Derivative Contracts	$(144,060)	$(144,060)	$(144,060)	—	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(152,575)	$(152,575)	$174,969	(327,544)	—
Ethanol Derivative Contracts	$(188,475)	$(188,475)	$(188,475)	—	—
Natural Gas Derivative Contracts	$14,100	$14,100	$14,100	—	—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of corn Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

6.  BANK FINANCING

The Company has a loan agreement consisting of three loans, the Term Loan, Declining Revolving Loan (Declining Loan), and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
On November 2, 2016, the Company executed a Ninth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of September 30, 2016, with First National Bank of Omaha ("FNBO") (the "Ninth Amendment"). The purpose of the Ninth Amendment was to clarify that principal and interest on the Term Loan shall be payable in equal monthly installments of approximately $282,700 commencing on September 1, 2016 until maturity when the outstanding principal balance and all accrued and unpaid interest shall be due and payable in full.

Term Loan
The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at December 31, 2016 and September 30, 2016 was 3.75%. There were borrowings in the amount of approximately $14,106,000 outstanding on the Term Loan at December 31, 2016 and approximately $14,820,000 outstanding at September 30, 2016. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021.

Declining Note
The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at December 31, 2016 and September 30, 2016 was 3.75%. There were no borrowings outstanding on the Declining Loan at December 31, 2016 or at September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2016 was 3.52% and at September 30, 2016 was 3.44%. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2016 or September 30, 2016.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval.

Long-term debt, as discussed above, consists of the following at December 31, 2016:

Term note	$14,106,456
Less amounts due within one year	2,906,670
Net long-term debt	$11,199,786

The estimated maturities of long-term debt at December 31, 2016 are as follows:

January 1, 2017 to December 31, 2017	$2,906,670
January 1, 2018 to December 31, 2018	3,019,130
January 1, 2019 to December 31, 2019	3,135,941
January 1, 2020 to December 31, 2020	3,256,789
January 1, 2021 to December 31, 2021	1,787,926
Total long-term debt	$14,106,456

7. LEASES

At December 31, 2016, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
January 1, 2017 to December 31, 2017	$1,172,964
January 1, 2018 to December 31, 2018	975,829
Total minimum lease commitments	$2,148,793

8. COMMITMENTS AND CONTINGENCIES

Capital Projects

The Board of Directors has approved a management proposal of capital projects for fiscal year 2017 to add a fermenter, add an additional cooling tower cell and a beer-degasser. The projects are expected to cost approximately $5,000,000. In connection with the projects, the Company has executed contracts with Nelson Engineering. The projects are expected to be complete by the September 30, 2017.

The Board of Directors has also approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,300,000. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. The Company is currently in negotiations with our primary lender regarding financing for the project.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2016

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

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 83% of total revenues and corn costs average 78% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2016, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

•	Reduction, delay, or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distiller grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets; and

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company currently operating a 100 million gallon per year nameplate capacity ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol and distillers grains at the plant in November 2008. We are currently operating above our 100 million gallons per year nameplate capacity and expect to continue to operate above our nameplate capacity into the near future.

Our revenues are primarily derived from the sale of our ethanol, distillers grains and corn oil. We market and sell our products primarily in the continental United States using third party marketers. Murex, LLC markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

We have recently completed projects to add storage capacity to our plant and increase annual production capacity to approximately 135 million gallons. These projects were substantially complete at September 30, 2016 for a total cost of approximately $16,500,000. We continue to work to improve process efficiencies and reduce bottlenecks and expect to reach our goal of operating at an annual ethanol production rate of approximately 135 million gallons during our fiscal year ending September 30, 2017.

On October 31, 2016, we purchased approximately 64 acres of land adjacent to our property for a total purchase price of approximately $646,000.

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, add an additional cooling tower cell, a beer-degasser and miscellaneous de-bottlenecking. The projects are expected to cost approximately $5,000,000. The projects are expected to be complete by the end of the fiscal year ended September 30, 2017. The board of directors has also approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,300,000. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. We are currently in negotiations with our primary lender regarding financing for this project.

On November 2, 2016, we executed a Ninth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of September 30, 2016 with our primary lender, First National Bank of Omaha (the "Amendment"). The purpose of the Amendment was to clarify that principal and interest on the Term Loan shall be payable in equal monthly installments of approximately $282,700 commencing on September 1, 2016 until maturity when the outstanding principal balance and all accrued and unpaid interest shall be due and payable in full.

On November 15, 2016, the board of directors declared a cash distribution. The date and amount is listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016

In the past, China has been the world's largest importer of distillers grains produced in the U.S. However, last year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping duties to a range of 42.2% to 53.7%, up from 33.8% in its preliminary decision. Anti-subsidy duties will range from 11.2% to 12%, up from 10%-10.7% in its preliminary decision. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternative markets.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$58,054,764	100.00	$57,545,036	100.00
Cost of Goods Sold	49,450,176	85.18	54,394,074	94.52
Gross Profit	8,604,588	14.82	3,150,962	5.48
Operating Expenses	1,186,757	2.04	1,369,605	2.38
Operating Income	7,417,831	12.78	1,781,357	3.10
Other Expense	(119,794)	(0.21)	(37,223)	(0.06)
Net Income	$7,298,037	12.57	$1,744,134	3.04

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended December 31, 2016 and 2015:

	2016		2015
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$48,279,729	83.16%	$45,939,126	79.83%
Distillers Grains Sales	7,517,913	12.95	9,658,346	16.78
Corn Oil Sales	2,106,737	3.63	1,886,329	3.28
Carbon Dioxide Sales	111,773	0.19	61,235	0.11
Other Revenue	38,612	0.07	—	—
Total Revenues	$58,054,764	100.00%	$57,545,036	100.00%

Ethanol

Our revenues from ethanol increased for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This increase in revenues is the result of an increase in the average market price per gallon of ethanol sold during the three months ended December 31, 2016 as compared to the same period in 2015.

The average price per gallon of ethanol sold for the three months ended December 31, 2016 was approximately 7.6% higher than our average price per gallon of ethanol sold for the same period in 2015. This increase in average market price for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 is due to increased domestic driving demand and export demand, particularly from Asia, which put upward pressure on ethanol prices. In 2015, lower crude oil and unleaded gasoline prices and the reduction of the volume obligations set forth in the RFS by the EPA in November that year had a negative effect on ethanol prices during the three months ended December 31, 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks grow because of expansion of production capacity in the industry or other factors. A decline in U.S. ethanol exports would also likely contribute to higher ethanol stocks unless additional demand could be created domestically.

We experienced a decrease in ethanol gallons sold of approximately 2.7% for the three months ended December 31, 2016 as compared to the same period in 2015 resulting primarily from a shut down in October 2016 to modify and finish an expansion project and complete some needed repairs. We are currently operating at approximately 32% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended December 31, 2016 as compared to the same period in 2015. This decrease in revenues is the result of a decrease in the average market price per ton of distillers grains sold and a decrease in tons of distillers grains sold for the period ended December 31, 2016 as compared to the same period in 2015.

The average price per ton of distillers grains sold for the three months ended December 31, 2016 was approximately 19.4% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains is due to lower export demand, particularly from China and Vietnam. The higher prices that evolved from high Asian demand during 2015 forced domestic end-users to look for lower priced alternatives during the peak period. That domestic demand was just returning during the three months ended December 31, 2016, thus the significant drop in prices compared to the same period in 2015.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports has had a negative effect on export demand from China resulting in lower distillers grains prices. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping and anti-subsidy duties. The imposition of these duties are expected to result in a further decline in demand from this top importer and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives.

We sold approximately 3.8% fewer tons of distillers grains in the three months ended December 31, 2016 as compared to the same period in 2015 due primarily to timing of shipments. Management anticipates that the distillers grains sold by our plant will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Corn Oil

Our revenues from corn oil sales increased approximately 11.7% in the three months ended December 31, 2016 as compared to the same period in 2015 which was primarily a result of an increase in the price of corn oil sold in the three months ended December 31, 2016 as compared to the same period in 2015. The average price per pound of corn oil was approximately 16.7% higher for the three months ended December 31, 2016 as compared to the same period in 2015 due to increased demand from the biodiesel industry. We sold approximately 6.9% fewer tons of corn oil in the three months ended December 31, 2016 as compared to the same period in 2015 due primarily to decreased oil extraction rates per bushel of corn.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may be negatively affected if the biodiesel tax credit that expired on December 31, 2016 is not renewed by Congress. Corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. The production capacity increase that is occurring throughout the industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created. Management expects its corn oil production will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017 which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 85.2% for the three months ended December 31, 2016 as compared to approximately 94.5% for the same period in 2015. This decrease in cost of goods sold as a percentage of revenues was the result of the widening of the margin between ethanol price relative to the cost of corn for the three months ended December 31, 2016 as compared to the same period in 2015. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2016, we used approximately 0.6% fewer bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. During the three months ended December 31, 2016, our average price paid per bushel of corn was approximately 13.2% lower as compared to the same period in 2015. Corn prices have trended lower due to the plentiful 2016 harvest and the expected 2016 carryout. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was higher during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. This increase in cost of natural gas for the three months ended December 31, 2016 as compared to the same period in 2015 was primarily the result of an increase of approximately 3.7% in the average price per MMBTU of natural gas due to increased demand and lower production which have used up natural gas stocks built up in 2015. We also used approximately 3.0% more natural gas for the three months ended December 31, 2016 as compared to the same period in 2015 because of higher ethanol production.

Natural gas prices are expected to increase in the future due to producers shutting down wells resulting in lower natural gas production and to the conversion of power plants across the U.S. from coal to natural gas. Natural gas prices will also be dependent upon the severity of the winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.0% for the three months ended December 31, 2016 as compared to operating expenses of approximately 2.4% of revenues for the same period in 2015. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2016 was approximately 12.8% of our revenues as compared to operating income of approximately 3.1% of revenues for the same period in 2015. The increase in operating income for the three months ended December 31, 2016 was primarily the result of increased ethanol prices relative to the price of corn.

Other Income (Expense)

Our other expense for the three months ended December 31, 2016 and for the same period in 2015 was minimal. Our other expense for the three months ended December 31, 2016 and December 31, 2015 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2016

The following table highlights the changes in our financial condition:

	December 31, 2016 (Unaudited)	September 30, 2016
Current Assets	$54,820,586	$48,529,843
Current Liabilities	$20,583,161	$11,676,852
Long-Term Liabilities	$11,199,786	$11,932,063
Member's Equity	$128,854,694	$130,320,257

We experienced an increase in our current assets at December 31, 2016 as compared to September 30, 2016. This increase was primarily driven by an increase in our inventories at December 31, 2016 as compared to September 30, 2016 due primarily to increased corn on hand from the 2016 harvest. This increase was also driven by an increase in trade accounts receivable from increased ethanol prices and timing of payment. We also experienced an increase in commodity derivative instruments at December 31, 2016 compared to September 30, 2016 due to price decreases in the corn futures markets. These increases were partially offset by a decrease in our cash at December 31, 2016 compared to September 30, 2016 due to normal business cycles.

We experienced an increase in our total current liabilities at December 31, 2016 as compared to September 30, 2016. This increase was primarily due to an increase in our accounts payable corn at December 31, 2016 as compared to September 30, 2016 due to vendors deferring payments until the first of the calendar year. We also experienced an increase in accounts payable for trade at December 31, 2016 as compared to September 30, 2016 due to ongoing capital projects at December 31, 2016. These increases were partially offset by a decrease in commodity derivative instruments at December 31, 2016 as compared to September 30, 2016 from falling corn prices.

We experienced a decrease in our long-term liabilities as of December 31, 2016 as compared to September 30, 2016. At December 31, 2016, we had $11,199,786 of outstanding borrowings in the form of long-term loans as compared to $11,932,063 at September 30, 2016. The decrease is due to monthly principal payments on the long-term debt.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2017 fiscal year. Operating margins were steady during our first fiscal quarter and are expected to continue to be positive during our next fiscal quarter. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the three months ended December 31, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$11,643,379	$10,643,141
Net cash used for investing activities	$(2,422,943)	$(1,472,449)
Net cash used for financing activities	$(9,477,497)	$(3,211,263)
Net decrease in cash	$(257,061)	$5,959,429
Cash, beginning of period	$23,002,139	$20,827,614
Cash, end of period	$22,745,078	$26,787,043

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the three months ended December 31, 2016 as compared to the same period in 2015. This was primarily the result of increased ethanol prices relative to the cost of corn for the three months ended December 31, 2016 compared with the same period in 2015.

Cash Flow used for Investing Activities

We used more cash in investing activities for the three months ended December 31, 2016 as compared to the same period in 2015. Cash used in investing activities was used for payments for construction in progress due to our capital projects described below in Capital Improvements.

Cash Flow used for Financing Activities

We used more cash in financing activities for the three months ended December 31, 2016 as compared to the same period in 2015. This increase was the result of our making distributions of $8,763,600 for the three months ended December 31, 2016 as compared to distributions of $7,303,000 for the three months ended December 31, 2015.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2016, we expect operations to generate adequate cash flows to maintain operations.
Short and Long Term Debt Sources

We have a loan agreement consisting of three loans, the Term Loan, the Declining Revolving Loan ("Declining Loan"), and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts.
On November 2, 2016, we executed a Ninth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of September 30, 2016, with FNBO (the "Ninth Amendment"). The purpose of the Ninth Amendment was to clarify that principal and interest on the Term Loan shall be payable in equal monthly installments of approximately $282,700 commencing on September 1, 2016 until maturity when the outstanding principal balance and all accrued and unpaid interest shall be due and payable in full.

Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at December 31, 2016 was 3.75%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $14,106,000 outstanding on the Term Loan at December 31, 2016 and approximately $14,820,000 outstanding on the Term Loan at September 30, 2016.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2016 was 3.75%. There was no balance outstanding on the Declining Loan at December 31, 2016 or September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2016 was 3.52%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2016 or September 30, 2016.

Covenants

During the term of the loans, we will be subject to certain financial covenants. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities. Our minimum fixed charge coverage ratio is no less than 1.15:1.0 measured quarterly.

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000 in any single fiscal year, which we intend to do with our planned capital improvements.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2016. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2017. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, an additional cooling tower cell, a beer-degasser and miscellaneous de-bottlenecking. The projects are expected to cost approximately $5,000,000. In connection with the construction of these projects, we have an agreement with Nelson Engineering, Inc. The projects are expected to be complete by the end of the fiscal year ended September 30, 2017. The board of directors has also approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,300,000. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. We are currently in negotiations with our primary lender regarding financing for this project.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2016.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan and our Revolving Credit Loan which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of $14,106,456 outstanding on the Term Loan and the applicable interest rate was 3.75% at December 31, 2016. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 3.75% at December 31, 2016. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at December 31, 2016 and the applicable interest rate was 3.52%. The specifics of the Term Loan, Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2016, would be approximately $12,000.

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

At December 31, 2016, we had a net short (selling) position of 9,030,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through December 2017, a net short (selling) position of 2,120,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2018, and no MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
Corn Derivative Contracts	$393,872	$2,178,514
Ethanol Derivative Contracts	(38,210)	(79,206)
Natural Gas Derivative Contracts	70,985	(86,256)
Totals	$426,647	$2,013,052

At December 31, 2016, we had forward corn purchase contracts at various fixed prices for various delivery periods through December 2018 for approximately 2.6% of our expected production needs for the next 24 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through January 2017 for approximately 21.3% of expected production for the next 1 month and forward corn oil contracts at various prices for various delivery periods through January 2017 for approximately 84.3% of expected production for the next 1 month.

Also, at December 31, 2016, we had forward natural gas contracts for approximately 49.9% of expected purchases for the next 15 months at various prices for various delivery periods through March 2018 and forward ethanol sales contracts at various fixed prices for delivery through January 2017 for approximately 10.4% of expected production for the next 1 month. As contracts are delivered, any gains or losses realized will be recognized in our gross margin.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of December 31, 2016 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2016. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2016	Approximate Adverse Change to Income
Natural Gas	1,366,000	MMBTU	10%	$459,000
Ethanol	118,956,000	Gallons	10%	$18,914,000
Corn	39,300,000	Bushels	10%	$14,738,000
DDGs	309,000	Tons	10%	$2,939,000
Corn Oil	29,008,000	Pounds	10%	$783,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of our 2017 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2016 and September 30, 2016, (ii) Condensed Statements of Operations for the three months ended December, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (iv) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 6, 2017	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2017	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)