Form 10-Q
period 2017-03-31
Cardinal Ethanol LLC
filed 2017-05-08
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017.

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 8, 2017, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2017	September 30, 2016
	(Unaudited)
Current Assets
Cash	$13,101,228	$23,002,139
Restricted cash	831,313	1,460,772
Trade accounts receivable	11,872,592	11,574,847
Miscellaneous receivables	141,260	135,517
Inventories	20,115,081	12,093,469
Prepaid and other current assets	417,720	248,999
Commodity derivative instruments	396,786	14,100
Total current assets	46,875,980	48,529,843

Property, plant, and equipment, net	105,422,964	104,461,078

Other Assets
Investment	1,096,237	938,251
Total other assets	1,096,237	938,251

Total Assets	$153,395,181	$153,929,172

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$3,605,002	$2,472,212
Accounts payable-corn	5,364,998	4,761,547
Accrued expenses	1,684,505	1,213,753
Commodity derivative instruments	514,049	341,050
Current maturities of long-term debt	2,915,171	2,888,290
Total current liabilities	14,083,725	11,676,852

Long-Term Debt, net of current maturities	10,476,663	11,932,063

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	57,922,580	59,408,044
Total members' equity	128,834,793	130,320,257

Total Liabilities and Members’ Equity	$153,395,181	$153,929,172

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$59,473,502	$51,589,923	$117,528,266	$109,134,959

Cost of Goods Sold	55,018,000	48,600,758	104,468,176	102,994,832

Gross Profit	4,455,502	2,989,165	13,060,090	6,140,127

Operating Expenses	1,434,866	1,486,206	2,621,623	2,855,811

Operating Income	3,020,636	1,502,959	10,438,467	3,284,316

Other Expense
Interest income	—	250	—	250
Interest expense	(134,427)	(84,475)	(270,467)	(143,567)
Miscellaneous income	15,089	3,440	31,335	25,309
Total	(119,338)	(80,785)	(239,132)	(118,008)

Net Income	$2,901,298	$1,422,174	$10,199,335	$3,166,308

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$199	$97	$698	$217

Distributions Per Unit	$200	$300	$800	$800

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities
Net income	$10,199,335	$3,166,308
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	5,142,156	4,566,053
Change in fair value of commodity derivative instruments	(2,034,778)	(2,965,860)
Non-cash dividend income	(157,986)	(114,757)
Change in operating assets and liabilities:
Restricted cash	629,459	1,211,476
Trade accounts receivables	(297,745)	(17,220)
Miscellaneous receivable	(5,743)	218,276
Inventories	(8,021,612)	(6,400,048)
Prepaid and other current assets	(168,721)	103,590
Commodity derivative instruments	1,825,091	1,594,408
Accounts payable	1,132,791	(487,270)
Accounts payable-corn	603,451	536,663
Accrued expenses	(733,262)	(537,023)
Net cash provided by operating activities	8,112,436	874,596

Cash Flows from Investing Activities
Capital expenditures	(1,155,175)	(4,736,918)
Payments for construction in progress	(3,744,854)	—
Net cash used for investing activities	(4,900,029)	(4,736,918)

Cash Flows from Financing Activities
Distributions paid	(11,684,799)	(11,684,801)
Proceeds from long-term debt	—	6,516,964
Payments on long-term debt	(1,428,519)	—
Net cash used for financing activities	(13,113,318)	(5,167,837)

Net Decrease in Cash	(9,900,911)	(9,030,159)

Cash – Beginning of Period	23,002,139	20,827,614

Cash – End of Period	$13,101,228	$11,797,455

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016

Supplemental Cash Flow Information
Interest paid	$267,796	$115,067

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$1,270,578	$795,642

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

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
March 31, 2017

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

2. CONCENTRATIONS

Two major customers accounted for approximately 95.6% of the outstanding accounts receivable balance at March 31, 2017 and 93.7% at September 30, 2016. These same two customers accounted for approximately 96.2% of revenue for the three and six month periods ended March 31, 2017 and 96.0% for the three and six month period ended March 31, 2016.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

3.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2017 (Unaudited)	September 30, 2016
Raw materials	$12,848,954	$4,677,336
Work in progress	1,210,618	1,252,919
Finished goods	3,303,513	3,638,427
Spare parts	2,751,996	2,524,787
Total	$20,115,081	$12,093,469

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2017, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2018 for approximately 2.4% of expected production needs for the next twenty-one months. Approximately 11.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2017 or September 30, 2016. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At March 31, 2017, the Company had forward dried distiller grains sales contracts for approximately 36.4% of expected production for the next two months at various fixed prices for delivery periods through May 2017. At March 31, 2017, the Company had forward corn oil contracts at various prices for delivery through April 2017, which approximates 76.9% of expected production for that time period. Also, at March 31, 2017, the Company had forward natural gas contracts for approximately 40.1% of expected purchases for the next twenty-four months at various prices for various delivery periods through March 2019. Additionally, at March 31, 2017, the Company had forward soybean purchase contracts for various delivery periods through March 2018 related to our current construction project which is intended to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities.

4. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, natural gas and soybean derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol, natural gas and soybeans in order to protect cash flows from fluctuations caused by volatility in commodity prices. This is also done to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn, natural gas, and soybean derivative instruments are included as a component of cost of goods sold.

At March 31, 2017, the Company had a net short (selling) position of 3,464,700 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of March 31, 2017 and are forecasted to settle for various delivery periods through March 2018. At March 31, 2017, the Company had a net long (buying) position of 1,890,000 gallons of ethanol under derivative contracts used to hedge its future

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2017. At March 31, 2017, the Company also had a net short (selling) position of 245,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are as of March 31, 2017 forecasted to settle for various delivery periods through January 2018. These derivatives have not been designated as an effective hedge for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2017:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$322,077
Corn derivative contracts	Commodity Derivative Instruments - Current	$221,417	$—
Soybean derivative contracts	Commodity Derivative Instruments - Current	$175,369	$191,972

As of March 31, 2017 the Company had approximately $831,000 cash collateral (restricted cash) related to ethanol, corn, natural gas and soybean derivatives.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended March 31, 2017:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$162,724
Ethanol Derivative Contracts	Revenues	1,384,770
Natural Gas Derivative Contracts	Cost of Goods Sold	62,845
Soybean Derivative Contracts	Cost of Good Sold	(2,208)
Totals		$1,608,131

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2017:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$556,596
Ethanol Derivative Contracts	Revenues	1,346,560
Natural Gas Derivative Contracts	Cost of Goods Sold	133,830
Soybean Derivative Contracts	Cost of Goods Sold	(2,208)
Totals		$2,034,778

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the six months ended March 31, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$3,006,696
Ethanol Derivative Contracts	Revenues	221,901
Natural Gas Derivative Contracts	Cost of Goods Sold	(262,737)
Totals		$2,965,860

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$221,417	$221,417	$215,312	$6,105	—
Ethanol Derivative Contracts	$(322,077)	$(322,077)	$(322,077)	—	—
Soybean Derivative Contracts	$(16,603)	$(16,603)	$146,769	$(163,372)	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(152,575)	$(152,575)	$174,969	(327,544)	—
Ethanol Derivative Contracts	$(188,475)	$(188,475)	$(188,475)	—	—
Natural Gas Derivative Contracts	$14,100	$14,100	$14,100	—	—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of corn and soybean Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

6.  BANK FINANCING

The Company has a loan agreement consisting of four loans, the Term Loan, Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Construction Loan in exchange for liens on all property (real and personal, tangible and intangible)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts.
On March 23, 2017, we executed the Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purpose of the Amendment is to provide additional financing to fund a construction project which is expected to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities (the Construction Loan). In connection therewith, we also executed a Disbursing Agreement, Construction Note and a Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement.

The Amendment provides for a construction loan in the maximum principal amount of $10,000,000 with an interest rate equal to the 3-month LIBOR plus two hundred ninety basis points. The financing is secured by a mortgage on all of our real property and a security interest in all other assets, both tangible and intangible. The Amendment provides for monthly interest payments on the Construction Note during the draw period and then the principal balance of the construction advances is expected to be converted, on or before October 31, 2017, to term debt amortized over approximately seven years with a final maturity date of February 28, 2023. The Amendment provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $25,000,000 for any reporting period. The Amendment also provides for a new debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if our working capital is equal to or more that $25,000,000. The minimum $15,000,000 working capital requirement remains in place from a prior amendment as well. The Amendment modifies the capital expenditures covenant to limit those expenditures to $7,000,000 during the 2017 fiscal year, returning the limit to $5,000,000 for subsequent fiscal years. The grain loading and shipping project is excluded from the calculation. Finally, the Amendment extends the termination date of the Revolving Credit Loan from February 28, 2017 to February 28, 2018 and amends the mortgage to add the additional 64 acres of land purchased in October 2016.

Term Loan

The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at March 31, 2017 was 3.90% and at September 30, 2016 was 3.75%. There were borrowings in the amount of approximately $13,391,000 outstanding on the Term Loan at March 31, 2017 and approximately $14,820,000 outstanding at September 30, 2016. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700 which commenced on September 1, 2016, with a final maturity date of February 28, 2021.

Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at March 31, 2017 was 3.90% and at September 30, 2016 was 3.75%. There were no borrowings outstanding on the Declining Loan at March 31, 2017 or at September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2017 was 3.89% and at September 30, 2016 was 3.44%. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2017.

Construction Loan

The Construction Loan has a limit of $10,000,000. The interest rate on the Construction Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at March 31, 2017 was 3.90%. There were no borrowings on the Construction Loan at March 31, 2017.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

Long-term debt, as discussed above, consists of the following at March 31, 2017:

Term note	$13,391,834
Less amounts due within one year	2,915,171
Net long-term debt	$10,476,663

The estimated maturities of long-term debt at March 31, 2017 are as follows:

April 1, 2017 to March 31, 2018	$2,915,171
April 1, 2018 to March 31, 2019	3,032,553
April 1, 2019 to March 31, 2020	3,154,169
April 1, 2020 to March 31, 2021	3,281,669
April 1, 2021 to March 31, 2022	1,008,272
Total long-term debt	$13,391,834

7. LEASES

At March 31, 2017, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2017 to March 31, 2018	$1,172,964
April 1, 2018 to March 31, 2019	682,588
Total minimum lease commitments	$1,855,552

8. COMMITMENTS AND CONTINGENCIES

Capital Projects

The board of directors has approved a management proposal of capital projects for fiscal year 2017 to add a fermenter, an additional cooling tower cell and a beer-degasser. The projects are expected to cost approximately $5,000,000. In connection with the projects, the Company has executed construction contracts. The projects are expected to be complete by the September 30, 2017.

The board of directors has also approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,300,000. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. The Company obtained construction financing providing up to $10,000,000 in funding for this project. See Note 6 for more disclosure regarding the Construction Loan.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2017

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2017, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

The board of directors has also approved a construction project which is expected to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities This project is expected to cost approximately $9,300,000. To provide funding for this project, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha, to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013. In connection therewith, we also executed a Disbursing Agreement, Construction Note and a Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details regarding the terms of our construction financing.

On February 14, 2017, the board of directors declared a cash distribution. The date and amount is listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
February 14, 2017	$200	$2,921,200	February 2017

In the past, China has been the world's largest importer of distillers grains produced in the U.S. However, last year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping duties to a range of 42.2% to 53.7%, up from 33.8% in its preliminary decision. Anti-subsidy duties will range from 11.2% to 12.0%, up from 10.0% to 10.7% in its preliminary decision. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternative markets.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenue	$59,473,502	100.00	$51,589,923	100.00
Cost of Goods Sold	55,018,000	92.51	48,600,758	94.21
Gross Profit	4,455,502	7.49	2,989,165	5.79
Operating Expenses	1,434,866	2.41	1,486,206	2.88
Operating Income	3,020,636	5.08	1,502,959	2.91
Other Expense, Net	(119,338)	(0.20)	(80,785)	(0.16)
Net Income	$2,901,298	4.88	$1,422,174	2.75

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended March 31, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$49,525,748	83.27%	$39,473,367	76.51%
Distillers Grains Sales	7,675,673	12.91	9,822,215	19.04
Corn Oil Sales	1,949,748	3.28	1,896,130	3.68
Carbon Dioxide Sales	123,377	0.21	206,950	0.40
Other Revenue	198,956	0.33	191,261	0.37
Total Revenues	$59,473,502	100.00%	$51,589,923	100.00%

Ethanol

Our revenues from ethanol increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase in revenues is the result of an increase in the average market price per gallon of ethanol sold and an increase in gallons of ethanol sold during the three months ended March 31, 2017 as compared to the same period in 2016.

The average price per gallon of ethanol sold for the three months ended March 31, 2017 was approximately 12.6% higher than our average price per gallon of ethanol sold for the same period in 2016. This increase in average market price for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due to increased domestic driving demand and export demand, particularly from Brazil, which put upward pressure on ethanol prices. In 2016, lower crude oil and unleaded gasoline prices and an increase in national ethanol supply had a negative effect on ethanol prices during the three months ended March 31, 2016.

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

We experienced an increase in ethanol gallons sold of approximately 11.8% for the three months ended March 31, 2017 as compared to the same period in 2016 resulting primarily from increased ethanol demand and production rates. We are currently operating at approximately 29% to 32% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended March 31, 2017 as compared to the same period in 2016. This decrease in revenues is the result of a decrease in the average market price per ton of distillers grains sold for the period ended March 31, 2017 as compared to the same period in 2016.

The average price per ton of distillers grains sold for the three months ended March 31, 2017 was approximately 32.4% lower than the average price per ton of distillers grains sold for the same period in 2016. This decline in the market price of distillers grains is due to lower domestic demand and lower export demand, particularly from China, which has resulted in a decline in the price of distillers grains as a percentage of corn values.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports has had a negative effect on export demand from China resulting in lower distillers grains prices. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping and anti-subsidy duties. The imposition of these duties are expected to result in a further decline in demand from this top importer and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives.

We sold approximately 15.8% more tons of distillers grains in the three months ended March 31, 2017 as compared to the same period in 2016 due primarily to an increase in ethanol production rates resulting in higher distillers grains production. Management anticipates that the distillers grains sold by our plant will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Corn Oil

Our revenues from corn oil sales increased approximately 2.8% in the three months ended March 31, 2017 as compared to the same period in 2016 which was primarily a result of an increase in the price of corn oil sold in the three months ended March 31, 2017 as compared to the same period in 2016. The average price per pound of corn oil was approximately 12.0% higher for the three months ended March 31, 2017 as compared to the same period in 2016 due to increased demand from the feed industry. We sold approximately 9.1% fewer tons of corn oil in the three months ended March 31, 2017 as compared to the same period in 2016 due primarily to decreased oil extraction rates per bushel of corn.

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

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 92.5% for the three months ended March 31, 2017 as compared to approximately 94.2% for the same period in 2016. This decrease in cost of goods sold as a percentage of revenues was the result of the widening of the margin between ethanol prices relative to the cost of corn for the three months ended March 31, 2017 as compared to the same period in 2016. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2017, we used approximately 10.4% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016. During the three months ended March 31, 2017, our average price paid per bushel of corn was approximately 2.4% higher as compared to the same period in 2016. Corn prices have been fairly steady throughout our second fiscal quarter. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our second fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was higher during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase in cost of natural gas for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily the result of an increase of approximately 13.5% in the average price per MMBTU of natural gas due to increased demand and lower production which have used up natural gas stocks built up in 2015. We also used approximately 7.5% more natural gas for the three months ended March 31, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.4% for the three months ended March 31, 2017 as compared to operating expenses of approximately 2.9% of revenues for the same period in 2016. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2017 was approximately 5.1% of our revenues as compared to operating income of approximately 2.9% of revenues for the same period in 2016. The increase in operating income for the three months ended March 31, 2017 was primarily the result of increased ethanol prices relative to the price of corn.

Other Income (Expense)

Our other expense for the three months ended March 31, 2017 and for the same period in 2016 was minimal. Our other expense for the three months ended March 31, 2017 and March 31, 2016 consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenue	$117,528,266	100.00	$109,134,959	100.00
Cost of Goods Sold	104,468,176	88.89	102,994,832	94.37
Gross Profit	13,060,090	11.11	6,140,127	5.63
Operating Expenses	2,621,623	2.23	2,855,811	2.62
Operating Income	10,438,467	8.88	3,284,316	3.01
Other Expense	(239,132)	(0.20)	(118,008)	(0.11)
Net Income	$10,199,335	8.68	$3,166,308	2.90

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the six months ended March 31, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$97,805,477	83.22%	$85,412,493	78.26%
Distillers Grains Sales	15,193,586	12.93	19,480,561	17.85
Corn Oil Sales	4,056,484	3.45	3,782,459	3.47
Carbon Dioxide Sales	235,150	0.20	268,185	0.25
Other Revenue	237,569	0.20	191,261	0.17
Total Revenues	$117,528,266	100.00%	$109,134,959	100.00%

Ethanol

Our revenues from ethanol increased for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. This increase in revenues is the result of an increase in the average market price per gallon of ethanol sold and an increase in gallons of ethanol sold during the six months ended March 31, 2017 as compared to the same period in 2016.

The average price per gallon of ethanol sold for the six months ended March 31, 2017 was approximately 10.00% higher than our average price per gallon of ethanol sold for the same period in 2016. This increase in average market price for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 is due to increased domestic driving demand and export demand which put upward pressure on ethanol prices. In 2016, lower crude oil and unleaded gasoline prices and an increase in national supply had a negative effect on ethanol prices during the six months ended March 31, 2016.

We experienced an increase in ethanol gallons sold of approximately 4.2% for the six months ended March 31, 2017 as compared to the same period in 2016 resulting primarily from increased ethanol production rates. We are currently operating at approximately 29% to 32% above our nameplate capacity.

Distillers Grains

Our revenues from distillers grains decreased in the six months ended March 31, 2017 as compared to the same period in 2016. This decrease in revenues is the result of a decrease in the average market price per ton of distillers grains sold for the period ended March 31, 2017 as compared to the same period in 2016.

The average price per ton of distillers grains sold for the six months ended March 31, 2017 was approximately 26.4% lower than the average price per ton of distillers grains sold for the same period in 2016. This decline in the market price of distillers grains is due to lower domestic demand and lower export demand, particularly from China.

We sold approximately 6.0% more tons of distillers grains in the six months ended March 31, 2017 as compared to the same period in 2016 due primarily to an increase in ethanol production rates and timing of distillers grains shipments.

Corn Oil

Our revenues from corn oil sales increased approximately 7.2% in the six months ended March 31, 2017 as compared to the same period in 2016 which was primarily a result of an increase in the price of corn oil sold in the three months ended March 31, 2017 as compared to the same period in 2016. The average price per pound of corn oil was approximately 26% higher for the six months ended March 31, 2017 as compared to the same period in 2016 due to increased demand from the feed industry. We sold approximately 7.9% fewer tons of corn oil in the six months ended March 31, 2017 as compared to the same period in 2016 due primarily to decreased oil extraction rates per bushel of corn.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 88.9% for the six months ended March 31, 2017 as compared to approximately 94.4% for the same period in 2016. This decrease in cost of goods sold as a percentage of revenues was the result of the widening of the margin between ethanol price relative to the cost of corn for the six months ended March 31, 2017 as compared to the same period in 2016. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2017, we used approximately 4.8% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016. During the six months ended March 31, 2017, our average price paid per bushel of corn was approximately 6.2% lower as compared to the same period in 2016. Corn prices have trended lower due to the plentiful 2016 harvest, compared to the 2015 crop year where wetter weather lowered corn yields locally. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our second fiscal quarter.

Natural Gas

Our natural gas cost after hedging was higher during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. This increase in cost of natural gas for the six months ended March 31, 2017 as compared to the same period in 2016 was primarily the result of an increase of approximately 14.2% in the average price per MMBTU of natural gas due to increased demand and lower production which have used up natural gas stocks built up in 2015. We also used approximately 5.3% more natural gas for the six months ended March 31, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.2% for the six months ended March 31, 2017 as compared to operating expenses of approximately 2.6% of revenues for the same period in 2016. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the six months ended March 31, 2017 was approximately 8.9% of our revenues as compared to operating income of approximately 3.0% of revenues for the same period in 2016. The increase in operating income for the six months ended March 31, 2017 was primarily the result of increased ethanol prices relative to the price of corn.

Other Income (Expense)

Our other expense for the six months ended March 31, 2017 and for the same period in 2016 was minimal. Our other expense for the six months ended March 31, 2017 and March 31, 2016 consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2017

The following table highlights the changes in our financial condition:

	March 31, 2017 (Unaudited)	September 30, 2016
Current Assets	$46,875,980	$48,529,843
Current Liabilities	$14,083,725	$11,676,852
Long-Term Liabilities	$10,476,663	$11,932,063
Member's Equity	$128,834,793	$130,320,257

We experienced a decrease in our current assets at March 31, 2017 as compared to September 30, 2016. This decrease was primarily driven by a decrease in our cash at March 31, 2017 as compared to September 30, 2016 due primarily to increased cash outlays for ongoing capital projects. This decrease was partially offset by an increase in our inventories at March 31, 2017 compared to September 30, 2016 due to increased corn inventories as the crop has come into storage from the 2016 harvest.

We experienced an increase in our total current liabilities at March 31, 2017 as compared to September 30, 2016. This increase was primarily due to an increase in our accounts payable at March 31, 2017 as compared to September 30, 2016 due to ongoing capital projects. We also experienced an increase in accounts payable corn at March 31, 2017 as compared to September 30, 2016 due to an increase in corn deliveries.

We experienced a decrease in our long-term liabilities as of March 31, 2017 as compared to September 30, 2016. At March 31, 2017, we had $10,476,663 of outstanding borrowings in the form of long-term loans as compared to $11,932,063 at September 30, 2016. The decrease is due to monthly principal payments on the long-term debt.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2017 fiscal year. Operating margins were steady during our first two fiscal quarters and are expected to continue to be positive during our next fiscal quarter. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the six months ended March 31, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$8,112,436	$874,596
Net cash used for investing activities	$(4,900,029)	$(4,736,918)
Net cash used for financing activities	$(13,113,318)	$(5,167,837)
Net decrease in cash	$(9,900,911)	$(9,030,159)
Cash, beginning of period	$23,002,139	$20,827,614
Cash, end of period	$13,101,228	$11,797,455

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the six months ended March 31, 2017 as compared to the same period in 2016. This was primarily the result of increased net income as a result of increased ethanol prices relative to the cost of corn for the six months ended March 31, 2017 compared with the same period in 2016.

Cash Flow used for Investing Activities

We used more cash in investing activities for the six months ended March 31, 2017 as compared to the same period in 2016. Cash used in investing activities was used for payments for construction in progress due to our capital projects described below in Capital Improvements.

Cash Flow used for Financing Activities

We used more cash in financing activities for the six months ended March 31, 2017 as compared to the same period in 2016. This increase was the result of our making payments on our long term debt for the six months ended March 31, 2017 compared to receiving proceeds from long term debt for the period ended March 31, 2016.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2017, we expect operations to generate adequate cash flows to maintain operations.
Short and Long Term Debt Sources

We have a loan agreement consisting of four loans, the Term Loan, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Construction Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On March 23, 2017, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purpose of the Amendment was to provide an additional $10,000,000 in financing to fund a construction project which is expected to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities (the "Construction Loan"). The Amendment also extends the termination date of the Revolving Credit Loan from February 28, 2017 to February 28, 2018 and amends the mortgage to add an additional 64 acres of land purchased in October 2016. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details regarding the Amendment.
Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at March 31, 2017 was 3.90%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $13,392,000 outstanding on the Term Loan at March 31, 2017 and approximately $14,820,000 outstanding on the Term Loan at September 30, 2016.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2017 was 3.90%. There was no balance outstanding on the Declining Loan at March 31, 2017 or September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2017 was 3.89%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2017 or September 30, 2016.

Construction Loan

The Construction Loan has a limit of $10,000,000. The interest rate on the Construction Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at March 31, 2017 was 3.90%. There were no borrowings on the Construction Loan at March 31, 2017 or at September 30, 2016.

Covenants

During the term of the loans, we will be subject to certain financial covenants. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities. Our minimum fixed charge coverage ratio is no less than 1.15:1.0 measured on a rolling four quarter average basis. However, for any reporting period, if our working capital is equal to or more than $25,000,000, we will be subject to maintaining a debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio.

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000 in any single fiscal year except for the 2017 fiscal year when we are allowed $7,000,000 of expenditures without prior approval excluding the grain loading and receiving project from the calculation.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2017. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2018. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We have recently completed projects to add storage capacity to our plant and increase annual production capacity to approximately 135 million gallons. These projects were substantially complete at September 30, 2016, for a total cost of approximately $16,500,000. We continue to work to improve process efficiencies and reduce bottlenecks and expect to reach our goal of operating at an annual production rate of approximately 135 million gallons during the fiscal year ending September 30, 2017.

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, an additional cooling tower cell, a beer-degasser and miscellaneous de-bottlenecking. The projects are expected to cost approximately $5,000,000. In connection with the construction of these projects, we have an agreement with Nelson Engineering, Inc. The projects are expected to be complete by the end of the fiscal year ended September 30, 2017. The board of directors has also approved a project to add grain loading facilities and additional rail track and grain storage. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired and is expected to cost approximately $9,300,000. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details regarding the terms of our construction financing for this project.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2017.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan, Revolving Credit Loan and Construction Loan which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of $13,391,000 outstanding on the Term Loan and the applicable interest rate was 3.90% at March 31, 2017. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 3.90% at March 31, 2017. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at March 31, 2017 and the applicable interest rate was 3.89%. The interest rate on the Construction Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Construction Loan and the applicable interest rate was 3.90% at March 31, 2017. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Construction Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2017, would be approximately $14,000.

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

At March 31, 2017, we had a net long (buying) position of 1,890,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through September 2017, a net short (selling) position of 3,464,700 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through March 2018, and no MMBTUs of natural gas under derivative contracts used to hedge our forward natural gas purchases. Also at March 31, 2017, the Company also had a net short (selling) position of 245,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases forecasted to settle for various delivery periods through January 2018. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Corn Derivative Contracts	$162,724	$828,182	$556,596	$3,006,696
Ethanol Derivative Contracts	1,384,770	301,107	1,346,560	221,901
Natural Gas Derivative Contracts	62,845	(176,481)	133,830	(262,737)
Soybean Derivative Contracts	(2,208)	—	(2,208)	—
Totals	$1,608,131	$952,808	$2,034,778	$2,965,860

At March 31, 2017, we had forward corn purchase contracts at various fixed prices for various delivery periods through December 2018 for approximately 2.4% of our expected production needs for the next 21 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through May 2017 for approximately 36.4% of expected production for the next 2 months and forward corn oil contracts at various prices for various delivery periods through April 2017 for approximately 76.9% of expected production for the next 1 month.

Also, at March 31, 2017, we had forward natural gas contracts for approximately 40.1% of expected purchases for the next 24 months at various prices for various delivery periods through March 2019. As contracts are delivered, any gains or losses realized will be recognized in our gross margin. Additionally, March 31, 2017, the Company had forward soybean purchase contracts for various period for delivery through March 2018. These soybean contracts will be marked to market as the contract periods expire. This means that any gains or losses realized will be recognized in our gross margin at each month end until they are delivered upon.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of March 31, 2017 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2017. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2017	Approximate Adverse Change to Income
Natural Gas	1,516,000	MMBTU	10%	$484,000
Ethanol	132,000,000	Gallons	10%	$21,120,000
Corn	39,734,000	Bushels	10%	$14,344,000
DDGs	296,000	Tons	10%	$2,722,000
Corn Oil	29,202,000	Pounds	10%	$818,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of our 2017 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.*
10.1	Tenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2017.*
10.2	Disbursing Agreement with First National Bank of Omaha dated effective February 28, 2017.*
10.3	Construction Note with First National Bank of Omaha dated effective February 28, 2017.*
10.4
Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with First National Bank of Omaha dated effective February 28, 2017.*

101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2017 and September 30, 2016, (ii) Condensed Statements of Operations for the three and six months ended March, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (iv) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 8, 2017	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2017	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)