Form 10-Q
period 2017-06-30
Cardinal Ethanol LLC
filed 2017-08-07
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017.

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

As of August 7, 2017, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2017	September 30, 2016
	(Unaudited)
Current Assets
Cash	$9,687,682	$23,002,139
Restricted cash	892,193	1,460,772
Trade accounts receivable	13,792,398	11,574,847
Miscellaneous receivables	220,118	135,517
Inventories	14,422,420	12,093,469
Prepaid and other current assets	393,182	248,999
Commodity derivative instruments	168,969	14,100
Total current assets	39,576,962	48,529,843

Property, plant, and equipment, net	108,520,186	104,461,078

Other Assets
Investment	1,096,237	938,251
Total other assets	1,096,237	938,251

Total Assets	$149,193,385	$153,929,172

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$3,475,159	$2,472,212
Accounts payable-corn	3,106,053	4,761,547
Accrued expenses	1,397,937	1,213,753
Commodity derivative instruments	592,994	341,050
Current maturities of long-term debt	3,341,366	2,888,290
Total current liabilities	11,913,509	11,676,852

Long-Term Debt, net of current maturities	13,699,323	11,932,063

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	52,668,340	59,408,044
Total members' equity	123,580,553	130,320,257

Total Liabilities and Members’ Equity	$149,193,385	$153,929,172

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$50,900,700	$53,951,547	$168,428,966	$163,086,506

Cost of Goods Sold	50,647,521	49,487,044	155,115,697	152,481,876

Gross Profit	253,179	4,464,503	13,313,269	10,604,630

Operating Expenses	1,511,346	1,226,744	4,132,967	4,082,555

Operating Income (Loss)	(1,258,167)	3,237,759	9,180,302	6,522,075

Other Income (Expense)
Interest income	—	—	—	250
Interest expense	—	—	(270,467)	(143,567)
Miscellaneous income	20,576	16,490	51,911	41,799
Total	20,576	16,490	(218,556)	(101,518)

Net Income (Loss)	$(1,237,591)	$3,254,249	$8,961,746	$6,420,557

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(85)	$223	$614	$440

Distributions Per Unit	$275	$230	$1,075	$1,030

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net income	$8,961,746	$6,420,557
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	7,711,431	6,849,622
Change in fair value of commodity derivative instruments	(1,975,046)	(4,020,591)
Non-cash dividend income	(157,986)	(114,757)
Change in operating assets and liabilities:
Restricted cash	568,579	1,050,446
Trade accounts receivables	(2,217,551)	1,601,435
Miscellaneous receivable	(84,601)	119,645
Inventories	(2,328,951)	(8,688,784)
Prepaid and other current assets	(144,184)	108,678
Commodity derivative instruments	2,072,121	1,806,543
Accounts payable	1,002,947	(346,134)
Accounts payable-corn	(1,655,494)	(1,529,862)
Accrued expenses	(853,442)	(572,836)
Net cash provided by operating activities	10,899,569	2,683,962

Cash Flows from Investing Activities
Capital expenditures	(4,948,318)	(75,629)
Payments for construction in progress	(5,784,595)	(5,492,013)
Net cash used for investing activities	(10,732,913)	(5,567,642)

Cash Flows from Financing Activities
Distributions paid	(15,701,450)	(15,044,180)
Proceeds from long-term debt	4,404,149	6,516,964
Payments on long-term debt	(2,183,812)	—
Net cash used for financing activities	(13,481,113)	(8,527,216)

Net Decrease in Cash	(13,314,457)	(11,410,896)

Cash – Beginning of Period	23,002,139	20,827,614

Cash – End of Period	$9,687,682	$9,416,718

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016

Supplemental Cash Flow Information
Interest paid	$402,194	$143,567

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$1,104,190	$649,776

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

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
June 30, 2017

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

2. CONCENTRATIONS

Two major customers accounted for approximately 96% of the outstanding accounts receivable balance at 6/30/2017 and 94% at 9/30/2016. These same two customers accounted for approximately 96% of revenue for the three and nine month periods ended June 30, 2017 and June 30, 2016.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

3.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2017 (Unaudited)	September 30, 2016
Raw materials	$6,735,371	$4,677,336
Work in progress	1,213,039	1,252,919
Finished goods	4,005,969	3,638,427
Spare parts	2,468,041	2,524,787
Total	$14,422,420	$12,093,469

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2017, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through April 2019 for approximately 2.5% of expected production needs for the next 22 months. Approximately 11.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2017 or September 30, 2016. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At June 30, 2017, the Company had forward dried distiller grains sales contracts for approximately 68.0% of expected production for the next 1 month at various fixed prices for delivery periods through July 2017. At June 30, 2017, the Company had forward corn oil contracts at various prices for delivery through July 2017, which approximates 82.0% of expected production for that time period. Also, at June 30, 2017, the Company had forward natural gas contracts for approximately 21.7% of expected purchases for the next 28 months at various prices for various delivery periods through October 2019. Additionally, at June 30, 2017, the Company had forward soybean purchase contracts for various delivery periods through March 2018 related to our current construction project which is intended to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities.

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

At June 30, 2017, the Company had a net short (selling) position of 3,367,950 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of June 30, 2017 and are forecasted to settle for various delivery periods through May 2019. At June 30, 2017, the

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

Company had a net long (buying) position of 6,720,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2017. At June 30, 2017, the Company also had a net short (selling) position of 255,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2017, forecasted to settle for various delivery periods through July 2018. These derivatives have not been designated as an effective hedge for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2017:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$3,780
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$420,098
Soybean derivative contracts	Commodity Derivative Instruments - Current	$168,969	$169,116

As of June 30, 2017, the Company had approximately $892,000 cash collateral (restricted cash) related to ethanol, corn, natural gas and soybean derivatives held by three brokers.

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

As of September 30, 2016, the Company had approximately $1,461,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended June 30, 2017:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$(113,169)
Ethanol Derivative Contracts	Revenues	13,855
Natural Gas Derivative Contracts	Cost of Goods Sold	25,018
Soybean Derivative Contracts	Cost of Good Sold	14,564
Totals		$(59,732)

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

The following table provides details regarding the gains from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2017:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$443,427
Ethanol Derivative Contracts	Revenues	1,360,415
Natural Gas Derivative Contracts	Cost of Goods Sold	158,848
Soybean Derivative Contracts	Cost of Goods Sold	12,356
Totals		$1,975,046

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the nine months ended June 30, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$4,172,024
Ethanol Derivative Contracts	Revenues	(99,434)
Natural Gas Derivative Contracts	Cost of Goods Sold	(51,999)
Totals		$4,020,591

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(420,098)	$(420,098)	$(506,662)	$86,564	—
Ethanol Derivative Contracts	$(3,780)	$(3,780)	$(3,780)	—	—
Soybean Derivative Contracts	(147)	$(147)	168,969	(169,116)	—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(152,575)	$(152,575)	$174,969	(327,544)	—
Ethanol Derivative Contracts	$(188,475)	$(188,475)	$(188,475)	—	—
Natural Gas Derivative Contracts	$14,100	$14,100	$14,100	—	—

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

6.  BANK FINANCING

The Company has a loan agreement consisting of four loans, the Term Loan, Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Construction Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Term Loan, the Revolving Loan and the Construction Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates.
On March 23, 2017, we executed the Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purpose of the Amendment was to provide additional financing to fund a construction project which is adding grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities (the Construction Loan). In connection therewith, we also executed a Disbursing Agreement, Construction Note and a Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement.

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

Term Loan

The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at June 30, 2017 was 4.05% and at September 30, 2016 was 3.75% There were borrowings in the amount of approximately $12,637,000 outstanding on the Term Loan at June 30, 2017 and approximately $14,820,000 outstanding at September 30, 2016. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700 which commenced on September 1, 2016, with a final maturity date of February 28, 2021.

Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at June 30, 2017 was 4.05% and at September 30, 2016 was 3.75%. There were no borrowings outstanding on the Declining Loan at June 30, 2017 or at September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2017

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

was 3.96% and at September 30, 2016 was 3.44%. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2017.

Construction Loan

The Construction Loan has a limit of $10,000,000. The interest rate on the Construction Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at June 30, 2017 was 4.11%. There were borrowings in the amount of approximately $4,404,000 outstanding on the Construction Loan at June 30, 2017 and no borrowings on the Construction Loan at September 30, 2016. During the nine months ending June 30, 2017, we have capitalized $165,892 of interest related to the various improvement and construction projects. This compares with $102,229 capitalized in the same period ended June 30, 2016.

Long-term debt, as discussed above, consists of the following at June 30, 2017:

Term note	$12,636,540
Construction Loan	$4,404,149
Less amounts due within one year	3,341,366
Net long-term debt	$13,699,323

The estimated maturities of long-term debt at June 30, 2017 are as follows:

July 1, 2017 to June 30, 2018	$3,341,366
July 1, 2018 to June 30, 2019	3,621,190
July 1, 2019 to June 30, 2020	3,771,848
July 1, 2020 to June 30, 2021	4,098,360
July 1, 2021 to June 30, 2022	644,938
Thereafter	1,562,987
Total long-term debt	$17,040,689

7. LEASES

At June 30, 2017, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2017 to June 30, 2018	$1,172,964
July 1, 2018 to June 30, 2019	389,347
Total minimum lease commitments	$1,562,311

8. COMMITMENTS AND CONTINGENCIES

Capital Projects

The board of directors has approved a management proposal of capital projects for fiscal year 2017 to add a fermenter, an additional cooling tower cell and a beer-degasser. The projects are expected to cost approximately $5,000,000. In connection with the projects, the Company has executed construction contracts. At June 30, 2017, the fermenter and cooling tower cell are complete and are in service. We are awaiting permit changes before we begin installation of the beer de-gasser. That project is expected to be complete by September 30, 2017.

The board of directors has also approved a project to add grain loading facilities and additional rail track and grain storage. This project is expected to cost approximately $9,300,000. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired. The Company obtained construction financing providing up to $10,000,000 in funding for this project. Presently, the project is nearing completion. We anticipate that these facilities will begin operations during the next fiscal quarter. See Note 6 for more disclosure regarding the Construction Loan.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2017

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. A motion to reconsider the decision regarding inequitable conduct is pending In addition, an appeal regarding the current ruling on inequitable conduct has been filed. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and in any appeal filed.

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

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 82% of total revenues and corn costs average 78% of total cost of goods sold.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2017, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, an additional cooling tower cell, a beer-degasser and miscellaneous de-bottlenecking. The projects are expected to cost approximately $5,000,000. At June 30, 2017, the fermenter and cooling tower cell are complete and are in service. We are awaiting permit changes before we begin installation of the beer de-gasser. That project is expected to be complete by the end of the fiscal year ended September 30, 2017.

The board of directors has also approved a construction project which is adding grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities. This project is expected to cost approximately $9,300,000. Presently, the project is nearing completion. We anticipate that these facilities will begin operations during the next fiscal quarter. To provide funding for this project, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha, to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013. In connection therewith, we also executed a Disbursing Agreement, Construction Note and a Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details regarding the terms of our construction financing.

On May 16, 2017, the board of directors declared a cash distribution. The dates and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 16, 2017	$275	$4,016,650	May 2017

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenue	$50,900,700	100.00	$53,951,547	100.00
Cost of Goods Sold	50,647,521	99.50	49,487,044	91.72
Gross Profit	253,179	0.50	4,464,503	8.28
Operating Expenses	1,511,346	2.97	1,226,744	2.27
Operating Income (Loss)	(1,258,167)	(2.47)	3,237,759	6.00
Other Expense, Net	20,576	0.04	16,490	0.03
Net Income (Loss)	$(1,237,591)	(2.43)	$3,254,249	6.02

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the three months ended June 30, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$41,833,898	82.19%	$41,792,178	77.46%
Distillers Grains Sales	7,083,349	13.92	9,777,392	18.12
Corn Oil Sales	1,860,078	3.65	2,258,602	4.19
Carbon Dioxide Sales	123,375	0.24	123,375	0.23
Total Revenues	$50,900,700	100.00%	$53,951,547	100.00%

Ethanol

Our revenues from ethanol for the three months ended June 30, 2017 are comparable to our revenues from ethanol for the three months ended June 30, 2016.

The average price per gallon of ethanol sold for the three months ended June 30, 2017 was approximately 4.6% lower than our average price per gallon of ethanol sold for the same period in 2016. This decrease in average market price for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 is due to a combination of factors. Although domestic driving demand increased, industry-wide production outpaced domestic and foreign consumption during the quarter causing an increase in national ethanol supply restricting the growth of ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks grow because of expansion of production capacity in the industry or other factors. A decline in U.S. ethanol exports would also likely contribute to higher ethanol stocks unless additional demand could be created domestically. Finally, an increase in imports by the U.S. from Brazil due to a decrease in the price of sugar would have a negative effect on ethanol prices.

We experienced an increase in ethanol gallons sold of approximately 5.3% for the three months ended June 30, 2017 as compared to the same period in 2016 resulting primarily from increased production rates. We are currently operating at approximately 30% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended June 30, 2017 as compared to the same period in 2016. This decrease in revenues is the result of a decrease in the average market price per ton of distillers grains sold and tons of distillers grains sold for the period ended June 30, 2017 as compared to the same period in 2016.

The average price per ton of distillers grains sold for the three months ended June 30, 2017 was approximately 27.3% lower than the average price per ton of distillers grains sold for the same period in 2016. This decline in the market price of distillers grains is due to increased industry-wide production along with lower export demand, particularly from China, which has resulted in a decline in the price of distillers grains as a percentage of corn values.

China has been a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports has had a negative effect on export demand from China resulting in lower distillers grains prices. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping and anti-subsidy duties. The imposition of these duties have resulted in a further decline in demand from this top importer and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also decrease due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives.

We sold approximately 0.8% less tons of distillers grains in the three months ended June 30, 2017 as compared to the same period in 2016 due primarily to because we had fewer production days in the three months ending June 30, 2017 compared to the same period in 2016. Those shutdown days decreased our production which offset our increased production rates in 2017. Management anticipates that the distillers grains sold by our plant will increase due to our plans to increase our annual ethanol production rate to approximately 135 million gallons during our fiscal year ended September 30, 2017.

Corn Oil

Our revenues from corn oil sales decreased approximately 17.6% in the three months ended June 30, 2017 as compared to the same period in 2016 which was mainly the result of two factors. First, the price of the corn oil we sold was lower. Second, our plant produced fewer pounds of corn oil. The average price per pound of corn oil was approximately 3.3% lower, $0.29 compared to $0.30 for the three months ended June 30, 2017 as compared to the same period in 2016 . This was due mainly to increased industry-wide production limiting prices. We experienced a drop in the yield of corn oil per bushel of corn, which we attribute primarily do the the quality of corn that we purchased. Thus, we sold approximately 14.5% fewer tons of corn oil in the three months ended June 30, 2017 as compared to the same period in 2016.

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

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 99.5% for the three months ended June 30, 2017 as compared to approximately 91.7% for the same period in 2016. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing of the margin between ethanol prices relative to the cost of corn for the three months ended June 30, 2017 as compared to the same period in 2016. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2017, we used approximately 0.8% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016. During the three months ended June 30, 2017, our average price paid per bushel of corn was approximately 2.3% lower as compared to the same period in 2016. Corn prices have increased throughout our third fiscal quarter, but remained lower than in the same fiscal quarter in 2016. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Cool, wet weather in the eastern corn belt caused some delays and replanting into early June 2017 which could lead to lower yields and higher prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was higher during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase in cost of natural gas for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily the result of an increase of approximately 37.3% in the average price per MMBTU of natural gas due to lower production which have used up natural gas stocks built up in 2015. We also used approximately 0.3% more natural gas for the three months ended June 30, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 3.0% for the three months ended June 30, 2017 as compared to operating expenses of approximately 2.3% of revenues for the same period in 2016. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income (Loss)

Our loss from operations for the three months ended June 30, 2017 was approximately 2.4% of our revenues as compared to operating income of approximately 6.0% of revenues for the same period in 2016. The decrease in operating income for the three months ended June 30, 2017 was primarily the result of increased corn prices relative to the price of ethanol.

Other Income (Expense)

Our other income for the three months ended June 30, 2017 and for the same period in 2016 was minimal. Our other income for the three months ended June 30, 2017 and June 30, 2016 consisted primarily of miscellaneous income.

Results of Operations for the Nine Months Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenue	$168,428,966	100.00	$163,086,506	100.00
Cost of Goods Sold	155,115,697	92.10	152,481,876	93.50
Gross Profit	13,313,269	7.90	10,604,630	6.50
Operating Expenses	4,132,967	2.45	4,082,555	2.50
Operating Income	9,180,302	5.45	6,522,075	4.00
Other Expense	(218,556)	(0.13)	(101,518)	(0.06)
Net Income	$8,961,746	5.32	$6,420,557	3.94

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues also include net gains or losses from derivatives related to products sold. The following table shows the sources of our revenue for the nine months ended June 30, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$139,639,375	82.91%	$127,204,671	78.00%
Distillers Grains Sales	22,276,935	13.23	29,257,953	17.94
Corn Oil Sales	5,916,563	3.51	6,041,061	3.70
Carbon Dioxide Sales	358,525	0.21	391,560	0.24
Other Revenue	237,568	0.14	191,261	0.12
Total Revenues	$168,428,966	100.00%	$163,086,506	100.00%

Ethanol

Our revenues from ethanol increased for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. This increase in revenues is the result of an increase in the average market price per gallon of ethanol sold and an increase in gallons of ethanol sold during the nine months ended June 30, 2017 as compared to the same period in 2016.

The average price per gallon of ethanol sold for the nine months ended June 30, 2017 was approximately 4.86% higher than our average price per gallon of ethanol sold for the same period in 2016. This increase in average market price for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 is due to increased domestic driving demand and export demand which put upward pressure on ethanol price. In 2016, lower crude oil and unleaded gasoline prices and an increase in national supply had a negative effect on ethanol prices during the nine months ended June 30, 2016.

We experienced an increase in ethanol gallons sold of approximately 4.5% for the nine months ended June 30, 2017 as compared to the same period in 2016 resulting primarily from increased ethanol production rates. We are currently operating at approximately 30% above our nameplate capacity.

Distillers Grains

Our revenues from distillers grains decreased in the nine months ended June 30, 2017 as compared to the same period in 2016. This decrease in revenues is the result of a decrease in the average market price per ton of distillers grains sold for the period ended June 30, 2017 as compared to the same period in 2016.

The average price per ton of distillers grains sold for the nine months ended June 30, 2017 was approximately 26.8% lower than the average price per ton of distillers grains sold for the same period in 2016. This decline in the market price of distillers grains is due to an increase in industry-wide production along with lower domestic demand and lower export demand, particularly from China.

We sold approximately 3.7% more tons of distillers grains in the nine months ended June 30, 2017 as compared to the same period in 2016 due primarily to an increase in ethanol production rates and timing of distillers grains shipments.

Corn Oil

Our revenues from corn oil sales decreased approximately 2.1% in the nine months ended June 30, 2017 as compared to the same period in 2016 which was primarily a result of a decrease in the tons of corn oil sold in the nine months ended June 30, 2017 as compared to the same period in 2016. We sold approximately 10.0% fewer tons of corn oil in the nine months ended June 30, 2017 as compared to the same period in 2016 due primarily to decreased oil extraction rates per bushel of corn. The average price per pound of corn oil was approximately 26% higher for the nine months ended June 30, 2017 as compared to the same period in 2016 due to increased demand from the feed industry.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 92.1% for the nine months ended June 30, 2017 as compared to approximately 93.5% for the same period in 2016. This decrease in cost of goods sold as a percentage of revenues was the result of the widening of the margin between ethanol price relative to the cost of corn for the nine months ended June 30, 2017 as compared to the same period in 2016. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2017, we used approximately 3.5% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016. During the nine months ended June 30, 2017, our average price paid per bushel of corn was approximately 5.8% lower as compared to the same period in 2016. Corn prices have trended lower due to the plentiful 2016 harvest, compared to the 2015 crop year where wetter weather lowered corn yields locally. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Natural Gas

Our natural gas cost after hedging was higher during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. This increase in cost of natural gas for the nine months ended June 30, 2017 as compared to the same period in 2016 was primarily the result of an increase of approximately 20.8% in the average price per MMBTU of natural gas due to increased demand and lower production which have used up natural gas stocks built up in 2015. We also used approximately 3.7% more natural gas for the nine months ended June 30, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.5% for the nine months ended June 30, 2017 and June 30, 2016. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the nine months ended June 30, 2017 was approximately 5.4% of our revenues as compared to operating income of approximately 4.0% of revenues for the same period in 2016. The increase in operating income for the nine months ended June 30, 2017 was primarily the result of increased ethanol prices relative to the price of corn.

Other Income (Expense)

Our other expense for the nine months ended June 30, 2017 and for the same period in 2016 was minimal. Our other expense for the nine months ended June 30, 2017 and June 30, 2016 consisted primarily of interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2017

The following table highlights the changes in our financial condition:

	June 30, 2017 (Unaudited)	September 30, 2016
Current Assets	$39,576,962	$48,529,843
Current Liabilities	$11,913,509	$11,676,852
Long-Term Liabilities	$13,699,323	$11,932,063
Member's Equity	$123,580,553	$130,320,257

We experienced a decrease in our current assets at June 30, 2017 as compared to September 30, 2016. This decrease was primarily driven by a decrease in our cash at June 30, 2017 as compared to September 30, 2016 due primarily to increased cash outlays for ongoing capital projects and distributions to members. We also experienced a decrease in our restricted cash due primarily to fluctuations in commodities prices affecting margins on our hedges. These decreases was partially offset by an increase in our trade accounts receivable and inventories at June 30, 2017 compared to September 30, 2016 due to the normal ebbs and flows of our operating cycle.

We experienced an increase in our total current liabilities at June 30, 2017 as compared to September 30, 2016. This increase was primarily due to an increase in the current portion of long term debt associated with our Construction Loan.

We experienced an increase in our long-term liabilities as of June 30, 2017 as compared to September 30, 2016. At June 30, 2017, we had $13,699,323 of outstanding borrowings due in greater than one year from the balance sheet date as compared to $11,932,063 at September 30, 2016. We have drawn on the Construction Loan related to the grain receiving and train loading facilities and additional rail spurs, track and grain storage approved by the board and discussed here previously.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2017 fiscal year. Operating margins were steady during our first three fiscal quarters and are expected to be positive during our next fiscal quarter. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the nine months ended June 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$10,899,569	$2,683,962
Net cash used for investing activities	$(10,732,913)	$(5,567,642)
Net cash used for financing activities	$(13,481,113)	$(8,527,216)
Net decrease in cash	$(13,314,457)	$(11,410,896)
Cash, beginning of period	$23,002,139	$20,827,614
Cash, end of period	$9,687,682	$9,416,718

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the nine months ended June 30, 2017 as compared to the same period in 2016. This was primarily the result of increased net income as a result of increased ethanol prices relative to the cost of corn and the impact these prices had on inventory and other working capital components for the nine months ended June 30, 2017 compared with the same period in 2016.

Cash Flow used for Investing Activities

We used more cash in investing activities for the nine months ended June 30, 2017 as compared to the same period in 2016. Cash used in investing activities was used for payments for construction in progress and capital expenditures due to our capital projects described below in Capital Improvements.

Cash Flow used for Financing Activities

We used more cash in financing activities for the nine months ended June 30, 2017 as compared to the same period in 2016. This increase was the result of receiving fewer proceeds on our long term debt and making payments on long term debt during the nine months ended June 30, 2017 compared with the same period in 2016.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2017, we expect operations to generate adequate cash flows to maintain operations.
Short and Long Term Debt Sources

We have a loan agreement consisting of four loans, the Term Loan, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Construction Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On March 23, 2017, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purpose of the Amendment was to provide an additional $10,000,000 in financing to fund a construction project which is adding grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities (the "Construction Loan"). The Amendment also extends the termination date of the Revolving Credit Loan from February 28, 2017 to February 28, 2018 and amends the mortgage to add an additional 64 acres of land purchased in October 2016. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details regarding the Amendment.
Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at June 30, 2017 was 4.05%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $12,637,000 outstanding on the Term Loan at June 30, 2017 and approximately $14,820,000 outstanding on the Term Loan at September 30, 2016.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2017 was 4.05%. There was no balance outstanding on the Declining Loan at June 30, 2017 or September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2017 was 3.96%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2017 or September 30, 2016.

Construction Loan

The Construction Loan has a limit of $10,000,000. The interest rate on the Construction Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at June 30, 2017 was 4.11%. There were borrowings in the amount of approximately $4,404,000 outstanding on the Construction Loan at June 30, 2017. There were no borrowings on the Construction Loan at September 30, 2016.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2017. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30 , 2018. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

The board of directors has approved capital projects for fiscal year 2017 to add a fermenter, an additional cooling tower cell, a beer-degasser and miscellaneous de-bottlenecking. The projects are expected to cost approximately $5,000,000. In connection with the construction of these projects, we have an agreement with Nelson Engineering, Inc. At June 30, 2017, the fermenter and cooling tower cell are complete and are in service. We are awaiting permit changes before we begin installation of the beer de-gasser. That project is expected to be complete by the end of the fiscal year ended September 30, 2017. The board of directors has also approved a project to add grain loading facilities and additional rail track and grain storage. These additions are intended to provide the flexibility to receive and ship additional grain commodities if desired and is expected to cost approximately $9,300,000. Presently, the project is nearing completion. We anticipate that these facilities will begin operations during the next fiscal quarter. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details regarding the terms of our construction financing for this project.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2017.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan, Revolving Credit Loan and Construction Loan which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of approximately $12,637,000 outstanding on the Term Loan and the applicable interest rate was 4.05% at June 30, 2017. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 4.05% at June 30, 2017. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at June 30, 2017 and the applicable interest rate was 3.96%. The interest rate on the Construction Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $4,404,000 outstanding on the Construction Loan and the applicable interest rate was 4.11% at June 30, 2017. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Construction Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2017, would be approximately $22,500.

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

At June 30, 2017, we had a net long (buying) position of 6,720,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through December 2017, a net short (selling) position of 3,367,950 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through May 2019. Also at June 30, 2017, the Company also had a net short (selling) position of 255,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases forecasted to settle for various delivery periods through July 2018. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Corn Derivative Contracts	$(113,169)	$1,165,323	$443,427	$4,172,024
Ethanol Derivative Contracts	13,855	(321,335)	1,360,415	(99,434)
Natural Gas Derivative Contracts	25,018	210,738	158,848	(51,999)
Soybean Derivative Contracts	14,564	—	12,356	—
Totals	$(59,732)	$1,054,726	$1,975,046	$4,020,591

At June 30, 2017, we had forward corn purchase contracts at various fixed prices for various delivery periods through April 2019 for approximately 2.5% of our expected production needs for the next 22 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through July 2017 for approximately 68.0% of expected production for the next 1 month and forward corn oil contracts at various prices for various delivery periods through July 2017 for approximately 82.0% of expected production for the next 1 month.

Also, at June 30, 2017, we had forward natural gas contracts for approximately 21.7% of expected purchases for the next 28 months at various prices for various delivery periods through October 2019. As contracts are delivered, any gains or losses realized will be recognized in our gross margin. Additionally, June 30, 2017, the Company had forward soybean purchase contracts for various period for delivery through March 2018. These soybean contracts will be marked to market as the contract periods expire. This means that any gains or losses realized will be recognized in our gross margin at each month end until they are delivered upon.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of June 30, 2017 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2017. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2017	Approximate Adverse Change to Income
Natural Gas	1,262,500	MMBTU	10%	$402,700
Ethanol	123,676,800	Gallons	10%	$19,788,300
Corn	38,815,600	Bushels	10%	$14,012,400
DDGs	305,500	Tons	10%	$2,810,200
Corn Oil	25,774,800	Pounds	10%	$721,700

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of our 2017 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. GS Cleantech has asked the United States District Court to reconsider its decision regarding inequitable conduct. In addition, GS Cleantech and its attorneys filed a Notice of Appeal regarding the current ruling on inequitable conduct if the United States District Court's reconsideration does not result in a change of its findings.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2017 and September 30, 2016, (ii) Condensed Statements of Operations for the three and nine months ended June 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (iv) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 7, 2017	/s/ Jeff Painter
Jeff Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2017	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)