Form 10-K
period 2017-09-30
Cardinal Ethanol LLC
filed 2017-11-22
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2017

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
☐ Yes     ☒ No

As of March 31, 2017, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $64,720,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 22, 2017, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2017.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reduction or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distillers grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service any debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing any indebtedness; and

•	Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol and distillers grains produced in the United States.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We were formed for the purpose of raising capital to develop, construct, own and operate a 100 million gallon per year ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Our annual ethanol production for the fiscal year ended September 30, 2017 increased to approximately 125 million gallons. We expect ethanol production for the fiscal year ended September 30, 2018 to increase further due to the completion of certain projects which added storage capacity, improved process efficiencies, and added an additional cooling tower cell and a beer-degasser.

On October 31, 2016, we purchased approximately 64 acres of land adjacent to our property for a total purchase price of approximately $646,000.

We have completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow us to procure, transport and sell grain commodities through our new grain operations (the "Trading Division"). We expect that we will buy primarily soybeans and corn from producers relying principally on forward purchase contracts to ensure an adequate supply of grain. However, we may also purchase grain the day of delivery. Grain prices will typically be comprised of futures prices on the Chicago Mercantile Exchange ("CME") and local basis adjustments. We intend to manage the futures price risk of changing commodity prices by entering into exchange traded futures contracts with the CME. Grain shipments will be made by rail and truck. We anticipate that sales will be made to grain processors and export markets in the southeastern United States and will generally be made by contract for delivery in a future period. Income is expected to be earned on grain bought and sold, the appreciation or depreciation in the basis value of the grain held and the appreciation or depreciation between the futures contract months. The Trading Division began operations at the end of our fourth fiscal quarter of 2017. Although we bought soybeans and entered into forward purchase contracts for soybean purchases and sales, we have determined that the Trading Division was not material to our business at September 30, 2017 and therefore, is not a reportable, separate business segment. We intend to continue to monitor the Trading Division to assess its materiality to our business for future periods.

To provide funding for this construction project, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha, effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013. In connection therewith, we also executed a Disbursing Agreement, Construction Note and a Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. Please refer to Item 8 - Financial Statements, Note 8 - Bank Financing for additional details regarding the terms of our construction financing.

Throughout the fiscal year, the board of directors periodically declared cash distributions to the members of record on the declaration date. The table below shows the dates and amounts of these distributions for the fiscal year ended September 30, 2017:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016
February 14, 2017	200	2,921,200	February 2017
May 16, 2017	275	4,016,650	May 2017
August 14, 2017	100	1,460,600	August 2017
Totals	$1,175	$17,162,050

Subsequent to year end, the board of directors declared a cash distribution. The date and amount is listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution To Be Paid
November 21, 2017	$400	$5,842,400	December 2017

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	83%	78%	75%
Distillers Grains	14%	18%	21%
Corn Oil	3%	4%	3%
Carbon Dioxide	< 1%	< 1%	< 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 16 billion gallons with approximately 2.5% of that capacity idled as of September 25, 2017.

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

Over our past fiscal year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, the Philippines and South Korea have also been top destinations. However, in August 2017, Brazil implemented a tariff on ethanol imported from the United States that will be imposed after a 600 million liter quota is met. This tariff has resulted in a decline in ethanol demand from Brazil and is expected to continue to negatively impact demand in the future. In addition, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. Dollar is a force that may negatively impact ethanol exports from the United States.

Historically, the United States ethanol industry has exported a significant amount of distillers grains to China and Mexico with Vietnam receiving notable amounts. However, the distillers grains market has faced many challenges over the past year. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring United States producers to seek out alternative markets. Vietnam suspended United States exports in December 2016 due to its decision to ban certain fumigants used in the shipping of distillers grains. However, on September 6, 2017, the Vietnam government resumed imports of distillers grains from the United States which is anticipated to increase imports of distillers grains to that market.

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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. The statutory volumes and the EPA's volumes for 2014, 2015, 2016 and 2017 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule 11/30/2016	19.28	15.00

On May 18, 2017, the EPA released a proposed rule to set the renewable volume obligation for 2018. The EPA proposes to set the total volume obligation at 19.24 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment expired on August 31, 2017. The final rule is expected to be issued in November 2017. If the volume requirements of the RFS were to be reduced, it could have an adverse effect on market prices and demand for ethanol.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2016, gasoline demand in the United States was approximately 143 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2017, we incurred costs and expenses of approximately $260,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of September 25, 2017, the Renewable Fuels Association estimates that there are 214 ethanol production facilities in the United States with capacity to produce approximately 16 billion gallons of ethanol and five additional plants under expansion or construction with capacity to produce an additional 273 million gallons. However, the Renewable Fuels Association estimates that approximately 2.5% of the ethanol production capacity in the United States is idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,876
POET Biorefining	1,684
Green Plains Renewable Energy	1,461
Valero Renewable Fuels	1,400
Flint Hill Resources LP	820
Updated: September 25, 2017

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

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice, straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and a few companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distillers Grains Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants produced approximately 42 million metric tons of distillers grains in 2016.

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
The major raw material required for our ethanol plant to produce ethanol, distillers grain and corn oil is corn. To produce 135 million gallons of ethanol per year, our ethanol plant needs approximately 47 million bushels of corn per year, or approximately 129,000 bushels per day, as the feedstock for its dry milling process. Traditionally, corn grown in the area of the plant site has been fed locally to livestock or exported for feeding or processing and/or overseas export sales.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during the fiscal year ended September 30, 2017, compared to the same period in 2016 due to increased supply resulting from a plentiful 2016 harvest in our corn supply region. On October 12, 2017, the United States Department of Agriculture ("USDA") released a report estimating the 2017 corn crop in the United States at approximately 14.3 billion bushels, down 6% from last year's production, with yields averaging 171.8 bushels per acre. The USDA forecasted area harvested for grain at 83.1 million acres, down 4% from 2016. If realized, this would be the second highest national yield and production on record. The Indiana corn crop is estimated to be approximately 903 million bushels, down 5% from 2016. Yields in Indiana are expected to be approximately 173 bushels per acre, similar to 2016. Management will continue to monitor the availability of corn in our area.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2017 was approximately 3.08% more MMBTUs than for last fiscal year, constituting approximately 4.82% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Electricity

We require a significant amount of electrical power to operate the plant. On May 2, 2007, we entered into an agreement with Indiana Michigan Power Company to furnish our electric energy. The initial term of the contract was 30 months from the time service is commenced and continues thereafter unless terminated by either party with 12 months written notice. We pay Indiana Michigan Power Company monthly pursuant to their standard rates.

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

Employees

We have 55 full-time employees as of November 22, 2017.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant. Our primary source of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $5,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. At September 30, 2017, we have approximately $15,000,000 available to draw on the Revolving Credit Loan to provide additional working capital. We will discuss the Declining Loan and Revolving Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations".

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

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for fiscal years 2017, 2016 and 2015 were produced in the United States and all of our long-lived assets are domiciled in the United States.

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2018 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2017. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2018. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other signficiant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains, corn oil and carbon dioxide or if economic or political factors adversely affect the market for ethanol, distillers grains, corn oil or carbon dioxide. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We are subject to litigation involving our corn oil extraction technology. We have been sued by GS CleanTech Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. GS CleanTech is seeking to enforce its patent rights against ICM and the Company. The court ruled that all of the patents claimed by GS CleanTech were invalid, that the Company had not infringed and that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. However, these rulings are subject to appeal. If GS CleanTech is successful in its appeal and allowed to continue to pursue its claims against the Company, we may be forced to pay damages to GS CleanTech as a result of our use of such technology and cease our production of corn oil.

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

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Lower gasoline prices reduce the spread between the price of gasoline and the price of ethanol which can discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices were to remain low for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability. Ethanol production research has worked to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Some companies have reportedly produced cellulosic ethanol on a commercial scale and other companies have begun construction on commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Decreasing ethanol prices could reduce our ability to operate profitably. Decreases in the price of ethanol reduce our revenue. Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol. If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  In addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Increased use of fuel cells, plug-in hybrids and electric cars may lessen the demand for ethanol.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, which has led to an increase in recharging stations which may make electric car technology more widely available in the future. This additional competition from alternate sources could reduce the demand for ethanol, resulting in lower ethanol prices which could negatively impact our results of operations and financial condition.

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
The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On May 18, 2017, the EPA released a proposed rule to set the 2018 total volume obligation at 19.24 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. The final rule is expected to be issued in November 2017. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China is the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. China began imposing anti-dumping and anti-subsidy duties during 2016 as a result of a preliminary ruling on its investigation. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties have resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, earlier this year, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Europe due to the imposition by the European Union of a tariff on U.S. ethanol could have a negative impact on ethanol prices. The European Union imposed a five-year tariff on ethanol which is produced in the United States and exported to Europe which has negatively impacted exports of ethanol to Europe. The decrease could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS Cleantech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. GS Cleantech has asked the United States District Court to reconsider its decision regarding inequitable conduct. In addition, GS Cleantech and its attorneys filed a Notice of Appeal appealing the rulings on summary judgment.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Units

As of November 22, 2017, we had approximately 14,606 membership units outstanding and approximately 1,111 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2016 1st	$10,750	$12,500	$11,772	31
2016 2nd	$11,000	$12,500	$11,833	12
2016 3rd	$12,500	$13,000	$12,659	6
2016 4th	$13,260	$14,521	$13,807	25
2017 1st	$13,500	$15,150	$13,807	38
2017 2nd	$14,000	$15,000	$14,363	41
2017 3rd	$14,000	$15,100	$14,815	42
2017 4th	$15,500	$15,600	$15,591	22

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2016 1st	$10,750	$12,500	$11,838	51
2016 2nd	$11,000	$12,500	$11,833	12
2016 3rd	$12,500	$13,000	$12,659	6
2016 4th	$13,260	$14,521	$13,807	25
2017 1st	$13,500	$15,150	$14,236	43
2017 2nd	$14,000	$15,500	$14,459	52
2017 3rd	$14,000	$15,500	$15,166	86
2017 4th	$15,400	$17,000	$16,000	47

Distributions

During our fiscal year ended September 30, 2017, we made the following distributions to our members:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016
February 14, 2017	200	2,921,200	February 2017
May 16, 2017	275	4,016,650	May 2017
August 14, 2017	100	1,460,600	August 2017
Totals	$1,175	$17,162,050

During our fiscal year ended September 30, 2016, we made the following distributions to our members:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015
February 9, 2016	300	4,381,800	February 2016
May 17, 2016	230	3,359,380	June 2016
August 16, 2016	600	8,763,601	August 2016
Totals	$1,630	$23,807,781

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on September 30, 2012. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the year ended September 30, 2015, 2014 and 2013 and the selected income statement data and other financial data for the years ended September 30, 2014 and 2013 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2017 and 2016 and the selected income statement data and other financial data for the years ended September 30, 2017, 2016 and 2015 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2017	2016	2015	2014	2013
Revenues	$228,496,827	$222,895,449	$240,695,293	$337,355,515	$357,611,814

Cost Goods Sold	209,241,617	204,014,877	197,305,291	244,414,762	324,122,396

Gross Profit	19,255,210	18,880,572	43,390,002	92,940,753	33,489,418

Operating Expenses	5,520,971	5,233,634	4,714,891	4,945,382	4,697,637

Operating Income	13,734,239	13,646,938	38,675,111	87,995,371	28,791,781

Other Income (Expense), Net	(309,615)	(125,143)	46,706	(733,697)	(2,436,357)

Net Income	$13,424,624	$13,521,795	$38,721,817	$87,261,674	$26,355,424

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income Per Unit	$919	$926	$2,651	$5,974	$1,804

Cash Distributions Per Unit	$1,175	$1,630	$3,500	$4,547	$382

Balance Sheet Data:	2017	2016	2015	2014	2013
Current Assets	$50,139,370	$48,529,843	$48,646,801	$60,034,736	$57,914,023

Net Property and Equipment	107,936,389	104,461,078	107,998,425	105,632,776	110,311,216

Other Assets	1,096,237	938,251	823,494	718,553	554,837

Total Assets	159,171,996	153,929,172	157,468,720	166,386,065	168,780,076

Current Liabilities	18,007,407	11,676,852	11,997,241	13,380,637	13,149,364

Long-Term Debt	14,581,758	11,932,063	4,865,236	—	24,154,710

Members' Equity	126,582,831	130,320,257	140,606,243	153,005,428	131,476,002

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Years Ended September 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenues	$228,496,827	100.0	$222,895,449	100.0
Cost of Goods Sold	209,241,617	91.6	204,014,877	91.5
Gross Profit	19,255,210	8.4	18,880,572	8.5
Operating Expenses	5,520,971	2.4	5,233,634	2.3
Operating Income	13,734,239	6.0	13,646,938	6.2
Other Expense, net	(309,615)	(0.1)	(125,143)	(0.1)
Net Income	$13,424,624	5.9	$13,521,795	6.1

Revenues

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$188,860,886	82.7%	$173,252,481	77.7%
Distillers Grains Sales	30,886,518	13.5	40,709,845	18.3
Corn Oil Sales	8,010,124	3.5	8,226,924	3.7
CO2 Sales	481,893	0.2	514,937	0.2
Other Revenue	257,406	0.1	191,262	0.1
Total Revenues	$228,496,827	100%	$222,895,449	100%

Ethanol

Our revenues from ethanol increased for our fiscal year ended September 30, 2017 as compared to our fiscal year ended September 30, 2016. This increase in revenues is primarily the result of an increase in the average price per gallon of ethanol sold for the fiscal year ended September 30, 2017 as compared to the same period in 2016.

We experienced an increase in ethanol gallons sold of approximately 4.75% for the fiscal year ended September 30, 2017 as compared to the same period in 2016 resulting primarily from increased ethanol production rates. We are currently operating at approximately 30% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our production capacity to approximately 135 million gallons.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2017 was approximately 4.17% higher than our average price per gallon of ethanol sold for the same period in 2016. Ethanol prices were higher during the fiscal year ended September 30, 2017 due to increased export demand which offset increased industry-wide production. In addition, lower corn, crude oil and gasoline prices during the 2016 fiscal year had a negative affect on ethanol prices for that period.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks grow because of expansion of production capacity in the industry. A decline in ethanol exports due to the tariff imposed by Brazil on ethanol produced in the United States or other factors would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the used of higher blends. Finally, an increase in imports by the United States from Brazil would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2017 as compared to the same period in 2016. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2017 compared to the same period in 2016. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2017 was approximately 25.00% lower than the average price per ton of distillers grains sold for the same period in 2016. This decline in the market price of distillers grains is due to increased industry-wide production along with lower export demand during the fiscal year ended September 30, 2017 as compared to the same period in 2016 which has resulted in a decline in the price of distillers grains as a percentage of corn values. In addition, poor corn quality from the 2016 corn crop had a negative effect on the price of distillers grains during our 2017 fiscal year.

China has been a significant consumer of exported distillers grains particularly since December of 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties have resulted in a decline in demand from China and distillers grains prices could remain low unless additional demand can be created from domestic or other foreign markets such as Vietnam, a nation that recently resumed imports of distillers grains from the United States after a nine-month ban. Domestic demand for distillers grains could also decrease due to expansion of production capacity in the ethanol industry or if lower corn prices result in end-users switching to lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause corn crop to be of poor quality resulting in lower distillers grains prices.

We experienced an increase of approximately 1.54% in distillers grains tons sold in the fiscal year ended September 30, 2017 as compared to the same period in 2016 due primarily to timing of shipments. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales decreased by approximately 2.64% in the fiscal year ended September 30, 2017 as compared to the same period in 2016 which was primarily a result of a decrease of gallons of corn oil sold in the fiscal year ended September 30, 2017 as compared to the same period in 2016. We sold approximately 10.29% less corn oil in the fiscal year ended September 30, 2017 as compared to the same period in 2016 due primarily to decreased oil extraction rates per bushel of corn, which we attribute primarily to the the quality of corn purchased.

The average price per pound of corn oil was approximately 7.69% higher for the fiscal year ended September 30, 2017 as compared to the same period in 2016 due primarily to higher demand from the biodiesel industry during our first fiscal quarter of 2017 and from the feed industry during our second fiscal quarter of 2017 which positively impacted the market price of corn oil. However, corn oil demand was lower during the last half of our fiscal year.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may be negatively affected if the renewable volume obligations for biodiesel are reduced by the EPA or if the biodiesel tax credit that expired on December 31, 2016 is not renewed by Congress. Corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. Management expects corn oil production will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our corn oil production.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues was approximately 91.60% for the fiscal year ended September 30, 2017 as compared to approximately 91.53% for the same period in 2016. This increase in cost of goods sold as a percentage of revenues was the result of increased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2017 as compared to the same period in 2016. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2017, we used approximately 3.42% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2017 compared to the same period in 2016. During the fiscal year ended September 30, 2017, our average price paid per bushel of corn increased approximately 2.33% as compared to the same period in 2016 due primarily to market concerns in the late spring and early summer months about wet conditions in our area of the corn belt. Better growing conditions in July and August relieved those concerns but the higher prices earlier caused the average annual price to be higher.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was higher during our fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016. This increase in the cost of natural gas for the fiscal year ended September 30, 2017 as compared to the same period in 2016 was primarily the result of an increase of approximately 16.60% in the average price per MMBTU of natural gas due to lower production and increased demand which have used up natural gas stocks built up in 2015. We also used approximately 3.08% more natural gas for the fiscal year ended September 30, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.41% and 2.34% for the fiscal years ended September 30, 2017 and 2016, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

Our income from operations for the fiscal year ended September 30, 2017 was approximately 6.00% of our revenues compared to operating income of approximately 6.20% of revenues for the same period in 2016. The decrease in operating income for the fiscal year ended September 30, 2017 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

We had other expense of approximately 0.14% of revenues for the fiscal year ended September 30, 2017 compared to other income of approximately 0.06% of revenues for the same period in 2016. This increase in other expense for the fiscal year ended September 30, 2017, was primarily due to drawing additional funds on our debt facilities which increased our interest expense for our fiscal year ended September 30, 2017.

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

Although the average price per gallon of ethanol sold for the fiscal year ended September 30, 2016 was lower as compared to the same period in 2015, the price of corn declined more during the comparable period and the spread between ethanol price and corn price on a per gallon basis was positive throughout fiscal year 2016, widening in the fourth quarter. Thus, most of our profit for the 2016 fiscal year was derived from the last fiscal quarter.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease in revenues is primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2016 compared to the same period in 2015. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2016 was approximately 18.99% lower than the average price per ton of distillers grains sold for the same period in 2015. This decline in the market price of distillers grains was due primarily to lower domestic and export demand during the fiscal year ended September 30, 2016 as compared to the same period in 2015 which resulted in a decline in the price of distillers grains as a percentage of corn values.

China was historically a significant consumer of exported distillers grains particularly since December 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the imposition by China of anti-dumping and anti-subsidy duties on U.S. imports had a negative effect on export demand from China resulting in lower distillers grains prices.

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

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2016, we used approximately 2.07% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2015. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2016 compared to the same period in 2015. During the fiscal year ended September 30, 2016, our average price paid per bushel of corn decreased approximately 9.23% as compared to the same period in 2015. Corn prices trended lower most of our 2016 fiscal year due to a plentiful 2015 harvest and an increase in national corn stocks. However, corn prices became more volatile and fluctuated throughout our last fiscal quarter as there were some concerns over the 2016 crop due to a lack of rain during the critical pollination stage in the local areas surrounding our plant.

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

Natural gas prices remained low during most of our fiscal year ended September 30, 2016 due to increased natural gas production which outpaced demand and resulted in increased stocks. Natural gas prices rose slightly towards the end of our 2016 fiscal year due to producers shutting down wells resulting in lower natural gas production and to the conversion of power plants across the U.S. from coal to natural gas.

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

Changes in Financial Condition for the Fiscal Year Ended September 30, 2017

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Current Assets	$50,139,370	$48,529,843
Current Liabilities	18,007,407	11,676,852
Long-term Liabilities	14,581,758	11,932,063
Members' Equity	126,582,831	130,320,257

We experienced an increase in our current assets at September 30, 2017 as compared to September 30, 2016. This increase was primarily driven by an increase in our grain inventories at September 30, 2017 compared to September 30, 2016 because the harvest began earlier and because we began operations of our new Trading Division and were holding soybeans for sale. Our trade accounts receivable increased due to ethanol revenues and the timing of shipments before fiscal year end. We also experienced an increase in our commodity derivative instruments and miscellaneous receivables at September 30, 2017 compared to September 30, 2016 due to the volume of corn and soybean purchases that were hedged at September 30, 2017.

We experienced an increase in our total current liabilities at September 30, 2017 compared to September 30, 2016. The increase is primarily due to an increase in our grain accounts payable at September 30, 2017 as compared to September 30, 2016 due to the earlier harvest and building a soybean inventory using producer credit. We also experienced an increase in trade accounts payable due to the timing of capital expenditures and natural gas invoices and an increase in our current maturities of long-term debt at September 30, 2017 as compared to September 30, 2016 because of the additional debt incurred for construction of the grain receiving and loading facility for our Trading Division.

We experienced an increase in our long-term liabilities as of September 30, 2017 compared to September 30, 2016. The increase is due to borrowing funds to pay for construction of the grain receiving and loading facility for our Trading Division.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2018 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2017 and 2016

The following table shows cash flows for the fiscal year ended September 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$21,535,242	$23,207,492
Net cash used for investing activities	(12,950,173)	(6,931,007)
Net cash used for financing activities	(13,650,819)	(13,852,664)
Net increase (decrease) in cash & restricted cash	(5,065,750)	2,423,821
Cash & restricted cash, beginning of period	24,462,911	22,039,090
Cash & restricted cash, end of period	$19,397,161	$24,462,911

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2017 as compared to the same period in 2016. This decrease was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn and the impact these prices had on inventory and other working capital components for the fiscal year ended September 30, 2017 as compared with the same period in 2016.

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2017 as compared to the same period in 2016. This decrease was primarily the result of an increase in payments for construction in progress due to construction of the grain receiving and loading facility for our Trading Division.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2017 as compared to the same period in 2016. This decrease was the result of paying less distributions to our members during the fiscal year ended September 30, 2017 as compared to the same period in 2016. This was partially offset by net additional borrowing of approximately $3.5 million from our debt facilities.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of September 30, 2017, we expect operations to generate adequate cash flows to maintain operations.
Comparison of Cash Flows for Fiscal Years Ended September 30, 2016 and 2015

The following table shows cash flows for the fiscal year ended September 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$23,207,492	$50,201,987
Net cash used for investing activities	(6,931,007)	(10,524,207)
Net cash used for financing activities	(13,852,664)	(46,255,766)
Net increase (decrease) in cash and restricted cash	2,423,821	(6,577,986)
Cash & restricted cash, beginning of period	22,039,090	28,617,076
Cash and restricted cash, end of period	$24,462,911	$22,039,090

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease was primarily the result of decreased ethanol and distillers grain prices relative to the cost of corn for the fiscal year ended September 30, 2016 as compared with the same period in 2015.

Cash Flow used for Investing Activities

We used less cash in investing activities for the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease was primarily the result of a decrease in payments for construction in progress and other capital expenditures due to finalizing our expansion projects.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2016 as compared to the same period in 2015. This decrease was the result of paying less distributions to our members during the fiscal year ended September 30, 2016 as compared to the same period in 2015. However, we did borrow funds from our Declining Loan to fund our expansion projects during the 2015 period.

Short and Long Term Debt Sources

We have a loan agreement consisting of four loans, the Term Loan, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Construction Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On March 23, 2017, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purpose of the Amendment was to provide an additional $10,000,000 in financing to fund construction of the grain receiving and loading facility for our Trading Division. (the "Construction Loan"). The Amendment also extends the termination date of the Revolving Credit Loan from February 28, 2017 to February 28, 2018 and amends the mortgage to add an additional 64 acres of land purchased in October 2016. Please refer to "Item 8 - Financial Statements, Note 8 - Bank Financing" for additional details regarding the Amendment.
Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at September 30, 2017 was 4.20%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $11,856,000 outstanding on the Term Loan at September 30, 2017 and approximately $14,820,000 outstanding on the Term Loan at September 30, 2016.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2017 was 4.20%. There was no borrowings outstanding on the Declining Loan at September 30, 2017 or September 30, 2016.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2017 was 4.14%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2017 or September 30, 2016.

Construction Loan

The Construction Loan has a limit of $10,000,000. The interest rate on the Construction Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at September 30, 2017 was 4.22%. There were borrowings in the amount of approximately $6,476,000 outstanding on the Construction Loan at September 30, 2017 and no borrowings outstanding on the Construction Loan at September 30, 2016. During the fiscal year ended September 30, 2017, we have capitalized approximately $263,000 of interest related to the various improvement and construction projects. This compares with approximately $175,000 capitalized in the same period ended September 30, 2016.

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

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000 in any single fiscal year except for the 2017 fiscal year when we were allowed $7,000,000 of expenditures without prior approval excluding the grain loading and receiving project from the calculation.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2017. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30 , 2018. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We have completed various projects over the past two fiscal years that have allowed us to increase our annual ethanol production rate for the fiscal year ended September 30, 2017. We added storage capacity to our plant and made other improvements to our plant which were substantially complete at September 30, 2016 for a total cost of approximately $16,500,000. We also added a fermenter, cooling tower cell, beer-degasser and performed miscellaneous de-bottlenecking improvements which were substantially complete and placed into service at September 30, 2017 for a total cost of approximately $6,400,000. We expect that these various projects will allowed us to increase our annual ethanol production for the fiscal year ended September 30, 2018 to approximately 135 million gallons.
We also completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow us to procure, transport and sell grain commodities through our new Trading Division. This project was substantially complete at September 30, 2017 for a total cost of approximately $9,300,000. However, although the Trading Division began operations at the end of our fourth fiscal quarter of 2017, we have determined that the Trading Division was not material to our business at September 30, 2017, and therefore is not considered a reportable, separate business segment. We intend to continue to monitor the Trading Division to assess its materiality to our business for future periods. To provide funding for this construction project, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha. Please refer to "Item 1 - Financial Statements, Note 8 - Bank Financing" for additional details regarding the terms of our construction financing.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2017:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years		After Five Years
Long-Term Debt Obligations	$20,275,490	$4,462,740	$12,678,604	$3,134,146		$—
Operating Lease Obligations	$4,120,270	1,171,870	2,795,400	153,000		—
Purchase Obligations	$12,268,353	11,624,291	644,062	—	—	—
Total Contractual Cash Obligations	$36,664,113	$17,258,901	$16,118,066	$3,287,146		$—

The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the obligations incurred as a result of the borrowings against the Term Loan for our expansion projects (discussed above). The operating lease obligations in the table above include our hopper railcars and forklift lease obligations as of September 30, 2017. Purchase obligations consist of forward contracted corn deliveries and forward contracted natural gas purchases.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2017 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

As of September 30, 2017, we have open short (selling) positions for 2,110,000 bushels of corn and long (buying) positions for 405,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 4,410,000 gallons of ethanol and long (buying) positions of 4,200,000 gallons of ethanol on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn and ethanol positions are forecasted to settle through March 2018 and December

2017, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We enter into forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to corn contracts in place at September 30, 2017. Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan, Revolving Credit Loan and Construction Loan which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of approximately $11,856,000 outstanding on the Term Loan and the applicable interest rate was 4.20% at September 30, 2017. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 4.20% at September 30, 2017. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at September 30, 2017 and the applicable interest rate was 4.14%. The interest rate on the Construction Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $6,476,000 outstanding on the Construction Loan and the applicable interest rate was 4.22% at September 30, 2017. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Construction Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2017, would be approximately $72,000.

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

At September 30, 2017, we had a net long position of 210,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through March 2018, a net short position of 1,710,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through May 2019. At September 30, 2017, we had a net short (selling) position of 750,000 of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2017, we also had entered into certain forward purchase contracts at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Corn Derivative Contracts	$2,003,473	$6,134,582	$1,306,174
Ethanol Derivative Contracts	1,640,292	(218,066)	(677,043)
Natural Gas Derivative Contracts	205,523	(90,442)	(68,635)
Soybean Derivative Contracts	223,409	—	—
Soybean Forward Purchase Contracts Derivatives	(327,005)	—
Totals	$3,745,692	$5,826,074	$560,496

    At September 30, 2017, we had forward corn purchase contracts at various fixed prices for various delivery periods through May 2019 for approximately 4.33% of our expected production needs for the next 20 months. At September 30, 2017, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through March 2018 for approximately 17.43% of expected production for the next 6 months and forward corn oil contracts at various prices for various delivery periods through December 2017 for approximately 65.82% of expected production for the next 3 months. Also, at September 30, 2017, we had forward natural gas contracts for approximately 29.28% of expected purchases for the next 25 months at various prices for various delivery periods through October 2019. We had no forward ethanol sales contracts at fixed prices as of September 30, 2017.

We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2017, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through July 2018 for approximately 7.39% of its anticipated trading volume of that commodity for the next 10 months.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2017 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2017. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2017	Approximate Adverse Change to Income
Natural Gas	1,262,500	MMBTU	10%	$367,009
Ethanol	130,000,000	Gallons	10%	$19,760,000
Corn	40,710,063	Bushels	10%	$14,146,747
DDGs	295,837	Tons	10%	$3,195,040
Corn Oil	23,165,660	Pounds	10%	$671,804
Soybeans	8,445,899	Bushels	10%	$7,766,004

For comparison purposes, the results of our sensitivity analysis as of September 30, 2016 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2016	Approximate Adverse Change to Income
Natural Gas	1,969,000	MMBTU	10%	$561,000
Ethanol	115,360,000	Gallons	10%	$17,765,000
Corn	39,944,000	Bushels	10%	$13,262,000
DDGs	288,000	Tons	10%	$3,403,000
Corn Oil	26,766,000	Pounds	10%	$763,000

We had no price risk related to soybeans at September 30, 2016, as our Trading Division did not begin operations until the end of the fourth fiscal quarter of September 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC as of September 30, 2017 and 2016, and the related statements of operations, cash flows and changes in members' equity for each of the fiscal years in the three-year period ended September 30, 2017. Cardinal Ethanol, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Ethanol, LLC as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Minneapolis, Minnesota
November 22, 2017

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2017	September 30, 2016

Current Assets
Cash	$18,995,755	$23,002,139
Restricted cash	401,406	1,460,772
Trade accounts receivable	15,006,093	11,574,847
Miscellaneous receivables	384,508	135,517
Inventories	14,604,975	12,093,469
Prepaid and other current assets	253,791	248,999
Commodity derivative instruments	492,842	14,100
Total current assets	50,139,370	48,529,843

Property, Plant, and Equipment
Land and land improvements	22,454,661	21,124,597
Plant and equipment	156,035,099	144,157,818
Building	7,018,061	7,018,061
Office equipment	814,842	648,256
Vehicles	31,928	31,928
Construction in process	1,522,246	544,687
	187,876,837	173,525,347
Less accumulated depreciation	(79,940,448)	(69,064,269)
Property, Plant, and Equipment, Net	107,936,389	104,461,078

Other Assets
Investment	1,096,237	938,251
Total other assets	1,096,237	938,251

Total Assets	$159,171,996	$153,929,172

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2017	September 30, 2016

Current Liabilities
Accounts payable	$3,983,923	$2,472,212
Accounts payable-corn	8,378,095	4,761,547
Accrued expenses	1,381,734	1,213,753
Commodity derivative instruments	513,829	341,050
Current maturities of long-term debt	3,749,826	2,888,290
Total current liabilities	18,007,407	11,676,852

Long-Term Debt	14,581,758	11,932,063

Commitments and Contingencies

Members’ Equity
Member contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	55,670,618	59,408,044
Total members' equity	126,582,831	130,320,257

Total Liabilities and Members’ Equity	$159,171,996	$153,929,172

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015

Revenues	$228,496,827	$222,895,449	$240,695,293

Cost of Goods Sold	209,241,617	204,014,877	197,305,291

Gross Profit	19,255,210	18,880,572	43,390,002

Operating Expenses	5,520,971	5,233,634	4,714,891

Operating Income	13,734,239	13,646,938	38,675,111

Other Income (Expense)
Interest income	—	250	—
Interest expense	(362,188)	(185,870)	(2,162)
Miscellaneous income	52,573	60,477	48,868
Total	(309,615)	(125,143)	46,706

Net Income	$13,424,624	$13,521,795	$38,721,817

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$919	$926	$2,651

Distributions Per Unit	$1,175	$1,630	$3,500

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities
Net income	$13,424,624	$13,521,795	$38,721,817
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	10,876,179	9,698,309	9,006,994
Change in fair value of commodity derivative instruments	(3,745,692)	(5,826,074)	(560,496)
Gain on disposal of fixed asset	(6,600)	—	(11,827)
Non-cash dividend income	(157,986)	(114,757)	(104,941)
Change in operating assets and liabilities:

Trade accounts receivables	(3,431,246)	387,510	9,803,944
Miscellaneous receivable	(248,991)	249,188	(378,737)
Inventories	(2,511,506)	1,660,983	(6,329,053)
Prepaid and other current assets	(4,792)	257,198	23,264
Commodity derivative instruments	3,439,729	6,084,545	1,032,359
Accounts payable	1,511,712	(1,144,090)	472,468
Accounts payable-corn	3,616,548	(1,995,627)	698,647
Accrued expenses	(1,226,737)	428,512	(2,172,452)
Net cash provided by operating activities	21,535,242	23,207,492	50,201,987

Cash Flows from Investing Activities
Capital expenditures	(571,366)	(6,452,884)	(27,686)
Payments for construction in process	(12,385,407)	(478,123)	(10,531,521)
Proceeds from sale of equipment	6,600	—	35,000
Net cash used for investing activities	(12,950,173)	(6,931,007)	(10,524,207)

Cash Flows from Financing Activities
Distributions paid	(17,162,050)	(23,807,781)	(51,121,002)
Proceeds from long-term debt	6,475,952	10,134,764	4,865,236
Payments on long-term debt	(2,964,721)	(179,647)	—
Net cash used for financing activities	(13,650,819)	(13,852,664)	(46,255,766)

Net Increase (Decrease) in Cash and Restricted Cash	(5,065,750)	2,423,821	(6,577,986)

Cash and Restricted Cash – Beginning of Period	24,462,911	22,039,090	28,617,076

Cash and Restricted Cash – End of Period	$19,397,161	$24,462,911	$22,039,090

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$18,995,755	$23,002,139	$20,827,614
Restricted Cash - Balance Sheet	401,406	1,460,772	1,211,476
Cash and Restricted Cash	$19,397,161	$24,462,911	$22,039,090

Supplemental Cash Flow Information
Interest paid	$613,856	$320,323	$—

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses and accounts payable	$1,461,282	$66,564	$836,609
Construction period interest capitalized in property, plant and equipment	$263,261	$174,594	$—

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

	Member	Retained
	Contributions	Earnings
Balance - September 30, 2014	$70,912,213	$82,093,215

Net income for year ended September 30, 2015	—	38,721,817

Members Distributions	—	(51,121,002)

Balance - September 30, 2015	70,912,213	69,694,030

Net income for year ended September 30, 2016	—	13,521,795

Members Distributions	—	(23,807,781)

Balance - September 30, 2016	70,912,213	59,408,044

Net income for year ended September 30, 2017	—	13,424,624

Members Distributions	—	(17,162,050)

Balance - September 30, 2017	$70,912,213	$55,670,618

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2017, 2016 and 2015, the Company produced approximately 125,443,000, 119,815,000 and 117,000,000 gallons of ethanol, respectively.

We have completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow us to procure, transport and sell grain commodities through our new grain operations (the "Trading Division"). The Trading Division began operations at the end of our fourth fiscal quarter of 2017. Although we bought soybeans and entered into forward purchase contracts for soybean purchases and sales, we have determined that the Trading Division was not material to our business at September 30, 2017 and therefore is not considered a reportable, separate business segment under ASC 280.

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2017 and 2016, the Company determined that an allowance for doubtful accounts was not necessary.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

Inventories

Inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. The Company, other than for its Trading Division, states inventories at the lower of weighted average cost or net realizable value. For its Trading Division, the Company states its grain inventories at market price less estimated disposition costs. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable costs.

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

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities received. Patronage dividends are recognized when received and included within revenue in the statements of operations.

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,279,000, $2,352,000 and $2,372,000 for the years ended September 30, 2017, 2016 and 2015, respectively. Freight was approximately $10,027,000, $8,637,000 and $9,362,000 for the years ended September 30, 2017, 2016 and 2015, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements. The Company has elected to apply the normal purchase normal sale exemption to all forward commodity contracts except for its Trading Division. For the Trading Division, the Company has elected not to apply the normal purchase normal sale exemption to its forward purchase and sales contracts and therefore treats them as derivative instruments.

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2017 and 2016 due to the short maturity nature of these instruments. The fair value of derivative instruments, Trading Division inventory, and debt is disclosed in Note 7.

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2017, or 2016 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2017 or 2016.

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2017 or 2016. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2013, the Company is no longer subject to U.S. Federal income tax examinations.

Recently Issued or Adopted Accounting Pronouncements

Restricted Cash (Adopted)

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company has elected to adopt the amendments for the current statements presented for the fiscal years ended September 30, 2017 and we have applied the standard retrospectively.

Accounting for Leases (Evaluating)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in October 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will significantly impact its financial statements given the Company has leased a significant number of rail cars for transporting Dried Distillers' Grains with Solubles (DDGS) to its ultimate customers.

Revenue Recognition (Evaluated)

In May 2014, and amended in August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company beginning in October 2018. We have evaluated the impact of the standard on the financial statements and believe there will be no material effect aside for additional disclosure.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

2. CONCENTRATIONS

Two major customers accounted for approximately 95% and 94% of the outstanding accounts receivable balance at September 30, 2017 and September 30, 2016, respectively. These same two customers also accounted for approximately 96% of revenue for each of the years ended September 30, 2017, 2016 and 2015.

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2017 and 2016 are as follows:

	2017	2016
Financial statement basis of assets	$159,171,996	$153,929,172
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(83,107,561)	(83,786,100)
Book to tax derivative instruments	(492,842)	(14,100)
Capitalized inventory	71,000	62,000
Income tax basis of assets	$77,619,203	$72,167,582

Financial statement basis of liabilities	$32,589,165	$23,608,915
Book to tax derivative instruments	(513,829)	(341,050)
Accrued employee benefits	(507,866)	(508,471)
Income tax basis of liabilities	$31,567,470	$22,759,394

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

Distribution dates and amounts for the fiscal year ended September 30, 2016 are listed in the table below:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015
February 9, 2016	300	4,381,800	February 2016
May 17, 2016	230	3,359,380	June 2016
August 16, 2016	600	8,763,601	August 2016
Totals	$1,630	$23,807,781

Distribution dates and amounts for the fiscal year ended September 30, 2017 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016
February 14, 2017	200	2,921,200	February 2017
May 16, 2017	275	4,016,650	May 2017
August 14, 2017	100	1,460,600	August 2017
Totals	$1,175	$17,162,050

Subsequent to year end, the board of directors declared a cash distribution. The date and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution To Be Paid
November 21, 2017	$400	$5,842,400	December 2017

5.  INVENTORIES

Inventories consist of the following as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Raw materials	$5,754,084	$4,677,336
Work in progress	1,354,346	1,252,919
Finished goods	2,722,869	3,638,427
Spare parts	2,633,371	2,524,787
Total Ethanol Division	$12,464,670	$12,093,469
Soybeans - Trading Division, at market	2,140,305	—
Totals	$14,604,975	$12,093,469

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2017, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through May 2019 for approximately 4.33% of expected production needs for the next twenty months. Given the uncertainty

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2017 and September 30, 2016. At September 30, 2017, the Company has forward natural gas purchase contracts for approximately 29.28% of expected usage for the next twenty-five months at various prices for various delivery periods through October 2019. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2017. It did have dried distiller grains sales contracts for approximately 17.43% through March 2018 and forward corn oil sales contracts for approximately 65.82% of expected production for the next three months at various fixed prices for various delivery periods through December 2017. Also, the Company purchased corn from a related party during the year totaling approximately $284,000.

As referred to previously, the Company began operating its Trading Division in late September 2017. Preceding that, the Company entered into forward purchases contracts for soybeans. At September 30, 2017, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through July 2018 for approximately 7.39% of its anticipated trading volume of that commodity for the next 10 months.

6. DERIVATIVE INSTRUMENTS

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

At September 30, 2017, the Company had a net short (selling) position of 1,710,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Company had a net long (buying) position of 2,800,000 bushels of corn under derivative contracts as of September 30, 2016. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through May 2019 as of September 30, 2017. The Company had a net long (buying) position of 210,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Company had a net long (buying) position of 630,000 gallons of ethanol under derivative contracts as of September 30, 2016. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through March 2018, as of September 30, 2017. At September 30, 2017, the Company uses natural gas derivative contracts used to hedge its forward natural gas purchases. The Company had a net long (buying) position 380,000 MMBTUs of natural gas under derivative contracts as of September 30, 2016. These natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as effective hedges for accounting purposes.

At September 30, 2017, the Company had a net short (selling) position of 750,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its new Trading Division.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$—	$89,019
Corn futures and options contracts	Commodity Derivative Instruments - Current	$489,531	$—
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$—	$175,338
Soybean forward purchase contracts	Commodity Derivative Instruments - Current	$3,311	249,473

As of September 30, 2017 the Company had approximately $401,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2016:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol derivative contracts	Commodity Derivative Instruments - Current	$—	$188,475
Corn derivative contracts	Commodity Derivative Instruments - Current	$—	$152,575
Natural gas derivative contracts	Commodity Derivative Instruments - Current	$14,100	—

As of September 30, 2016 the Company had approximately $1,461,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2017:

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$2,003,473
Ethanol Futures and Options Contracts	Revenues	1,640,292
Natural Gas Futures and Options Contracts	Cost of Goods Sold	205,523
Soybean Futures and Options Contracts	Cost of Goods Sold	223,409
Soybean Forward Purchase Contracts	Cost of Goods Sold	(327,005)
Totals		$3,745,692

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2016:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$6,134,582
Ethanol Derivative Contracts	Revenues	(218,066)
Natural Gas Derivative Contracts	Cost of Goods Sold	(90,442)
Totals		$5,826,074

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2015:

Instrument	Statement of Operations Location	Amount
Corn Derivative Contracts	Cost of Goods Sold	$1,306,174
Ethanol Derivative Contracts	Revenues	(677,043)
Natural Gas Derivative Contracts	Cost of Goods Sold	(68,635)
Totals		$560,496

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$489,351	$489,351	$489,351	$—	$—
Ethanol Futures and Options Contracts	$(89,019)	$(89,019)	$(89,019)	$—	$—
Soybean Futures and Options Contracts	$(175,338)	$(175,338)	$(175,338)	$—	$—
Soybean Forward Purchase Contracts	$(246,162)	$(246,162)	$—	$(246,162)	$—
Soybean Inventory	$2,140,305	$2,140,305	$—	$2,140,305	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Derivative Contracts	$(152,575)	$(152,575)	$174,969	$(327,544)	$—
Ethanol Derivative Contracts	$(188,475)	$(188,475)	$(188,475)	$—	$—
Natural Gas Derivative Contracts	$14,100	$14,100	$14,100	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

We determine the fair value of corn and natural gas futures and options level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

Soybean inventory held in the trading division is reported at fair value using level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2017.

The Company believes the fair value of it's long-term debt at September 30, 2017 and September 30, 2016 approximated the carrying value of approximately $18,332,000 and $14,820,000, respectively. Fair value was estimated using estimated market interest rates at September 30, 2017 and 2016, which considered to be level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

8.  BANK FINANCING

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

The Amendment provides for a construction loan in the maximum principal amount of $10,000,000 with an interest rate equal to the 3-month LIBOR plus two hundred ninety basis points. The financing is secured by a mortgage on all of our real property and a security interest in all other assets, both tangible and intangible. The Amendment provides for monthly interest payments on the Construction Note during the draw period and then the principal balance of the construction advances is expected to be converted, on or before November 30, 2017, to term debt amortized over approximately seven years with a final maturity date of February 28, 2023. The Amendment provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $25,000,000 for any reporting period. The Amendment also provides for a new debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if our working capital is equal to or more that $25,000,000. The minimum $15,000,000 working capital requirement remains in place from a prior amendment as well. The Amendment modifies the capital expenditures covenant to limit those expenditures to $7,000,000 during the 2017 fiscal year, returning the limit to $5,000,000 for subsequent fiscal years. The grain loading and shipping project is excluded from the calculation. Finally, the Amendment extends the termination date of the Revolving Credit Loan from February 28, 2017 to February 28, 2018 and amends the mortgage to add the additional 64 acres of land purchased in October 2016.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

Declining Note

The maximum availability of the Declining Loan is $5,000,000 and such amount is available for working capital purposes. There were no borrowings outstanding on the Declining Loan at September 30, 2017 or at September 30, 2016. The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at September 30, 2017 and 2016 were 4.20% and 3.75%, respectively.

Term Loan

The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at September 30, 2017 was 4.20%. There were borrowings in the amount of approximately $11,856,000 outstanding on the Term Loan at September 30, 2017 and $14,820,000 at September 30, 2016. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rates at September 30, 2017 and 2016 were 4.14% and 3.43%, respectively. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2017 or September 30, 2016.

Construction Loan

The Construction Loan has a limit of $10,000,000. The interest rate on the Construction Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at September 30, 2017 was 4.22%. There were borrowings in the amount of approximately $6,476,000 outstanding on the Construction Loan at September 30, 2017 and no borrowings on the Construction Loan at September 30, 2016. During the fiscal year ended September 30, 2017, we have capitalized $263,000 of interest related to the various improvement and construction projects. This compares with $175,000 capitalized in the same period ended September 30, 2016.

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

Long-term debt, as discussed above, consists of the following at September 30, 2017:

Term note	$11,855,632
Construction Loan	6,475,952
Less amounts due within one year	3,749,826
Net long-term debt	$14,581,758

The estimated maturities of long-term debt at September 30, 2017 are as follows:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

October 1, 2017 to September 30, 2018	$3,749,826
October 1, 2018 to September 30, 2019	3,913,660
October 1, 2019 to September 30, 2020	4,083,990
October 1, 2020 to September 30, 2021	3,560,650
October 1, 2021 to September 30, 2022	3,023,458
Total long-term debt	$18,331,584

9. LEASES

At September 30, 2017, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2017 to September 30, 2018	$1,171,870
October 1, 2018 to September 30, 2019	959,400
October 1, 2019 to September 30, 2020	918,000
October 1, 2020 to September 30, 2021	918,000
October 1, 2021 to September 30, 2022	153,000
Thereafter	—
Total minimum lease commitments	$4,120,270

Rent expense for operating leases was approximately $1,167,000 and $1,163,000 for 2017 and 2016, respectively.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

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

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system infringed its patent. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

Office by the inventors and their attorneys. However, these rulings are subject to appeal. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and any appeal.

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

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $113,000, $121,000 and $110,000 to the defined contribution plan during the years ended September 30, 2017, 2016 and 2015, respectively.

12. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 83% of total revenues and corn costs average 79% of total cost of goods sold.

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

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2017
Revenues	$58,054,764	$59,473,502	$50,900,700	$60,067,861
Gross profit	8,604,588	4,455,502	253,179	5,941,941
Operating income (Loss)	7,417,831	3,020,636	(1,258,167)	4,553,939
Net income (Loss)	7,298,037	2,901,298	(1,237,591)	4,462,880
Basic and diluted earnings (loss) per unit	$500	$199	$(85)	$305

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2017 and 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2016
Revenues	$57,545,036	$51,589,923	$53,951,547	$59,808,943
Gross profit	3,150,962	2,989,165	4,464,503	8,275,942
Operating income	1,781,357	1,502,959	3,237,759	7,124,863
Net income	1,744,134	1,422,174	3,254,249	7,101,238
Basic and diluted earnings per unit	$119	$97	$223	$487

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2015
Revenues	$65,858,591	$59,944,217	$53,978,969	$60,913,516
Gross profit	21,316,731	5,350,271	6,259,132	10,463,868
Operating income	19,962,726	4,202,249	5,119,545	9,390,591
Net income	19,986,184	4,205,473	5,122,566	9,407,594
Basic and diluted earnings per unit	$1,368	$288	$351	$644
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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2017 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Subsequent to year end, the board of directors declared a cash distribution. The date and amount is listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution To Be Paid
November 21, 2017	$400	$5,842,400	December 2017

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2018 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year. This proxy statement is referred to in this report as the 2018 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2018 Proxy Statement.

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

 (3)    Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.1A	Name Change Amendment		Exhibit 3.1A to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.1	Distiller's Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.2	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.3	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.4	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant's Form 10-QSB filed with the Commission on February 14, 2007.
10.5	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.		Exhibit 10.32 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.6	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.		Exhibit 10.33 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.

10.7	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	Exhibit 10.34 to the registrant's Form 10-QSB filed with the Commission on August 3, 2007.
10.8	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on December 17, 2007.
10.9	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.10	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 7, 2009.
10.11	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on December 28, 2009.
10.12	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.13	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.14	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2010.
10.15	Amendment No. 2 to Ethanol Purchase and Sale Agreement between Cardinal Ethanol, LLC and Murex N.A., LTD. dated November 22, 2011.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.16	First Amendment to Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated November 22, 2011.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.17	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.18	Second Amended and Restated Security Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.19	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.20	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 7, 2013

10.21	Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.22
First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.23	Termination Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.39 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.24	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.40 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.25	Second Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.26	Capstone Energy Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 2, 2015.
10.27	Fourth Amendment of First Amended and Restated Construction Loan Agreement dated effective March 31, 2015.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 23, 2015.
10.28	Third Amendment of First Amended and Restated Construction Loan Agreement dated effective February 28, 2015	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 5, 2015.
10.29	Fifth Amendment of First Amended and Restated Construction Loan Agreement dated July 23, 2015	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.30	First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated July 23, 2015	Exhibit 10.3 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.31	Sixth Amendment of First Amended and Restate Construction Loan Agreement dated effective February 28, 2016	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 9, 2016.
10.32	Seventh Amendment of First Amended and Restate Construction Loan Agreement dated effective May 6, 2016	Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 9, 2016.
10.33	Second Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated effective July 31, 2016	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.34	Term Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2016	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.35	Third Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2016	Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.36	Eighth Amendment of First Amended and Restated Construction Loan Agreement dated effective July 21, 2016	Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 9, 2016

10.37	Ninth Amendment of First Amended and Restated Construction Loan Agreement dated effective September 30, 2016		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 7, 2016
10.38	Employee Bonus Plan, Amended and Restated for Fiscal Year 2016-17		Exhibit 10.43 to the registrant's Form10-K filed with the Commission on November 22, 2016.
10.39	Tenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2017.		Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.40	Disbursing Agreement with First National Bank of Omaha dated effective February 28, 2017.		Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.41	Construction Note with First National Bank of Omaha dated effective February 28, 2017.		Exhibit 10.3 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.42
Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with First National Bank of Omaha dated effective February 28, 2017.
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.43	Employee Bonus Plan, Amended and Restated for Fiscal Year 2017-18	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2017 and September 30, 2016, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2017, 2016 and 2015, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2017, 2016, and 2015, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 22, 2017	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2017	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 22, 2017	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	November 22, 2017	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 22, 2017	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 22, 2017	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 22, 2017	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 22, 2017	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 22, 2017	/s/ David M. Dersch, Jr.
David M. Dersch, Jr., Director

Date:	November 22, 2017	/s/ Steven J. Snider
Steven J. Snider, Director

Date:	November 22, 2017	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 22, 2017	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	November 22, 2017	/s/ William R. Garth
William R. Garth, Director

Date:	November 22, 2017
Robert Baker, Director

Date:	November 22, 2017	/s/ Lewis M. Roch
Lewis M. Roch III, Director