Form 10-Q
period 2017-12-31
Cardinal Ethanol LLC
filed 2018-02-06
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2017.

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

As of February 6, 2018, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2017	September 30, 2017
	(Unaudited)
Current Assets
Cash	$18,675,293	$18,995,755
Restricted cash	172,313	401,406
Trade accounts receivable	11,238,806	15,006,093
Miscellaneous receivables	222,730	384,508
Inventories	27,103,305	14,604,975
Prepaid and other current assets	531,683	253,791
Commodity derivative instruments	769,026	492,842
Total current assets	58,713,156	50,139,370

Property, plant, and equipment, net	105,394,040	107,936,389

Other Assets
Investment	1,096,237	1,096,237
Total other assets	1,096,237	1,096,237

Total Assets	$165,203,433	$159,171,996

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Advances From Customers	$1,500,000	$—
Accounts payable	2,553,196	3,983,923
Accounts payable-grain	16,484,742	8,378,095
Accrued expenses	1,070,376	1,381,734
Commodity derivative instruments	183,655	513,829
Current maturities of long-term debt	4,112,242	3,749,826
Total current liabilities	25,904,211	18,007,407

Long-Term Debt, net of current maturities	16,954,283	14,581,758

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	51,432,726	55,670,618
Total members' equity	122,344,939	126,582,831

Total Liabilities and Members’ Equity	$165,203,433	$159,171,996

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
Revenues	$55,855,489	$58,054,764

Cost of Goods Sold	52,454,137	49,450,176

Gross Profit	3,401,352	8,604,588

Operating Expenses	1,638,748	1,186,757

Operating Income	1,762,604	7,417,831

Other Income (Expense)
Interest income	—	—
Interest expense	(188,867)	(136,040)
Miscellaneous income	30,771	16,246
Total	(158,096)	(119,794)

Net Income	$1,604,508	$7,298,037

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$110	$500

Distributions Per Unit	$400	$600

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016

Cash Flows from Operating Activities
Net income	$1,604,508	$7,298,037
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,890,328	2,566,686
Change in fair value of commodity derivative instruments	(477,367)	(426,646)
Gain on sale of equipment	(9,560)	—
Non-cash dividend income	—	(38,612)
Change in operating assets and liabilities:
Trade accounts receivables	3,767,287	(3,033,567)
Miscellaneous receivable	161,778	(19,016)
Inventories	(12,498,330)	(3,037,909)
Prepaid and other current assets	(277,892)	(285,100)
Commodity derivative instruments	(128,991)	12,738
Advances from customers	1,500,000	—
Accounts payable	(1,430,727)	1,024,825
Accounts payable-grain	8,106,647	8,083,169
Accrued expenses	1,010,472	(545,932)
Net cash provided by operating activities	4,218,153	11,598,673

Cash Flows from Investing Activities
Capital expenditures	(1,580,724)	(1,155,175)
Payments for construction in progress	(89,525)	(1,267,768)
Proceeds from sale of equipment	10,000	—
Net cash used for investing activities	(1,660,249)	(2,422,943)

Cash Flows from Financing Activities
Distributions paid	(5,842,400)	(8,763,600)
Proceeds from long-term debt	3,524,049
Payments on long-term debt	(789,108)	(713,897)
Net cash used for financing activities	(3,107,459)	(9,477,497)

Net Decrease in Cash and Restricted Cash	(549,555)	(301,767)

Cash and Restricted Cash – Beginning of Period	19,397,161	24,462,911

Cash and Restricted Cash – End of Period	$18,847,606	$24,161,144

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$18,675,293	$22,745,078
Restricted Cash - Balance Sheet	172,313	1,416,066
Cash and Restricted Cash	18,847,606	24,161,144

Supplemental Cash Flow Information
Interest paid	$202,869	$134,260

Supplemental Disclosure of Non-cash Investing and Financing Activities

Construction in process included in accrued expenses and accounts payable	$139,451	$589,421

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2017, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the quarters ended December 31, 2017 and 2016, the Company produced approximately 32,050,970 and 30,581,025 gallons of ethanol, respectively.

The company began procuring, holding, transporting and selling agricultural grain commodities during the fourth fiscal quarter of 2017.

Reportable Segments

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.   Based on the related business nature and expected financial results criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

•
Ethanol Production Division. Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

•
Trading Division. During 2017, the Company constructed a grain loading facility within our single site to buy, hold and sell inventories of agricultural grains, primarily soybeans. We perform no additional processing of these grains, unlike the corn inventory we hold and use in ethanol production. The activities of buying, selling and holding of grains other than for ethanol production comprise this financial reporting segment.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, we consider this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2017 and September 30, 2017, the Company determined that an allowance for doubtful accounts was not necessary.

Inventories

Ethanol production division (see Reportable Segments) inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable selling costs.

Trading division (see Reportable Segments ) inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2017. These inventories are stated at market value , which may include reductions for quality.

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

Revenue Recognition

The Ethanol Division generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company believes that there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue. The Company's products are sold Free on Board (FOB) shipping point.

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Revenue is recorded

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

The Trading Division buys, holds and sells inventories of agricultural grains, primarily soybeans, under contracts with other grain dealers or processors. Revenue is recognized when transportation and delivery has occurred under the terms of the sales agreement, the final price for the contract is fixed or determinable and collectability is reasonably assured.

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

The Company has elected for its Ethanol Division to apply the normal purchase normal sale exemption to all forward commodity contracts. For the Trading Division, the Company has elected not to apply the normal purchase normal sale exemption to its forward purchase and sales contracts and therefore marks these derivative instruments to market.

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

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Evaluating)

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets,initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in October 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will significantly impact its financial statements given the Company has leased a significant number of rail cars for transporting Dried Distillers' Grains with Solubles (DDGS) to its ultimate customers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

Revenue Recognition (Evaluated)

In May 2014, and amended in August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards
Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company beginning in October 2018. We have evaluated the impact of the standard on the financial statements and believe there will be no material effect except for additional disclosure.

2. CONCENTRATIONS

Two major customers accounted for approximately 93% of the outstanding accounts receivable balance at December 31, 2017 and 95% at September 30, 2017. These same two customers accounted for approximately 87% of revenue for the three month periods ended December 31, 2017 and 96% of revenue for the three month period ended December 31, 2016.

3.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2017 (Unaudited)	September 30, 2017
Ethanol Division:
Raw materials	$6,093,969	$5,754,084
Work in progress	1,484,641	1,354,346
Finished goods	4,114,812	2,722,869
Spare parts	2,601,971	2,633,371
Ethanol Division Subtotal	$14,295,393	$12,464,670
Trading Division:
Grain inventory	$12,807,912	$2,140,305
Trading Division Subtotal	$12,807,912	$2,140,305
Total Inventories	$27,103,305	$14,604,975

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2017, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through July 2019 for approximately 1.9% of expected production needs for the next 19 months. Approximately 5.4% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2017 or September 30, 2017. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At December 31, 2017, the Ethanol Division had forward dried distiller grains sales contracts for approximately 36.9% of expected production for the next 3 month at various fixed prices for delivery periods through March 2018. At December 31, 2017, the Company had forward corn oil contracts at various prices for delivery through December 2017, which approximates just part of that month's production. Also, at December 31, 2017, the Company had forward natural gas contracts for approximately 48.4% of expected purchases for the next 22 months at various prices for various delivery periods through October 2019. Approximately 11.2% of the forward soybean purchases were with related parties. Additionally, at December 31, 2017, the Trading Division had forward soybean purchase contracts for various delivery periods through July 2018 (See Note 4).

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

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

At December 31, 2017, the Ethanol Division had a net short (selling) position of 210,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of December 31, 2017 and are forecasted to settle for various delivery periods through May 2019. At December 31, 2017, the Company had a net long (buying) position of 210,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through March 2018. At December 31, 2017, the Trading Division also had a net short (selling) position of 1,300,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2017, forecasted to settle for various delivery periods through November 2018. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2017:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$—	$37,590
Corn futures and options contracts	Commodity Derivative Instruments - Current	$289,569	$—
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$425,562	$—
Soybean forward purchase contracts	Commodity Derivative Instruments - Current	$53,895	$146,065
Totals	Commodity Derivative Instruments - Current	$769,026	$183,655

As of December 31, 2017, the Company had approximately $172,000 cash collateral (restricted cash) related to ethanol, corn, natural gas and soybean derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's futures and options derivative financial instruments at September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$—	$89,019
Corn futures and options contracts	Commodity Derivative Instruments - Current	$489,531	$—
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$—	$175,338
Soybean forward purchase contracts	Commodity Derivative Instruments - Current	$3,311	$249,472
Totals	Commodity Derivative Instruments - Current	$492,842	$513,829

As of September 30, 2017, the Company had approximately $401,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2017:

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$256,335
Ethanol Futures and Options	Revenues	(72,784)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	120,429
Soybean Forward Purchase Contracts	Cost of Good Sold	350,214
Soybean Futures and Options Contracts	Cost of Goods Sold	(176,827)
Totals		$477,367

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2016:

Instrument	Statement of Operations Location	Amount
Corn Futures and Options	Cost of Goods Sold	$393,872
Ethanol Futures and Options	Revenues	(38,210)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	70,985
Totals		$426,647

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$289,569	$289,569	$289,569	$—	$—
Ethanol Futures and Options Contracts	$(37,590)	$(37,590)	$(37,590)	$—	$—
Soybean Futures and Options Contracts	$425,562	$425,562	$425,562	$—	$—
Soybean Forward Purchase Asset	$53,895	$53,895	$—	$53,895	$—
Soybean Forward Purchase Liability	$(146,065)	$(146,065)	$—	$(146,065)	$—
Soybean Inventory	$12,807,933	$12,807,933	$—	$12,807,933	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$489,351	$489,351	$489,351	$—	$—
Ethanol Futures and Options Contracts	$(89,019)	$(89,019)	$(89,019)	$—	$—
Soybean Futures and Options Contracts	$(175,338)	$(175,338)	$(175,338)	$—	$—
Soybean Forward Purchase	$(246,162)	$(246,162)	$—	$(246,162)	$—
Soybean Inventory	$2,140,305	$2,140,305	$—	$2,140,305	$—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. Soybean forward purchase contracts are reported at fair value utilizing Level 2 inputs from current contract prices that are being issued by the Company. Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality.

6.  BANK FINANCING

The Company has a loan agreement consisting of four loans, the Term Loan, Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Grain Loadout Facility Loan (formerly the Construction Loan) in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Term Loan, the Revolving Loan and the Grain Loadout Facility Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates.
On March 23, 2017, the Company executed the Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purpose of the Amendment was to provide additional financing to fund a construction project which is adding grain receiving and train loading facilities and additional rail spurs, track and grain storage to provide the flexibility to receive and ship additional grain commodities (the Construction Loan). In connection therewith, the Company also executed a Disbursing Agreement, Construction Note and a Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

The Amendment provides for a construction loan in the maximum principal amount of $10,000,000 with an interest rate equal to the 3-month LIBOR plus two hundred ninety basis points. The financing is secured by a mortgage on all of our real property and a security interest in all other assets, both tangible and intangible. The Amendment provides for monthly interest payments on the Construction Note during the draw period and then the principal balance of the construction advances to be converted, on or before October 31, 2017, to term debt amortized over approximately seven years with a final maturity date of February 28, 2023. The Amendment provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $25,000,000 for any reporting period. The Amendment also provides for a new debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if our working capital is equal to or more that $25,000,000. The minimum $15,000,000 working capital requirement remains in place from a prior amendment as well. The capital expenditures covenant limits those expenditures to $5,000,000. Finally, the Amendment extended the termination date of the Revolving Credit Loan from February 28, 2017 to February 28, 2018.

On November 29, 2017, the Company executed an Eleventh Amendment of First Amended and Restated Construction Loan Agreement to be effective as of October 31, 2017, which extended the date for completion of construction of the grain receiving and train loading facility and the draw period for the construction loan from October 1, 2017 to December 31, 2017. On January 29, 2018, the Company executed a Twelfth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of December 31, 2017 (the "Twelfth Amendment"), which further amends the Construction Loan Agreement in order to convert the Construction Loan to term debt amortized over approximately seven years with a final maturity date of February 28, 2023. In connection with the Twelfth Amendment, the Company executed a Grain Loadout Facility Note which converted the principal balance on the construction loan of $10,000,000 to term debt effective December 31, 2017.

Term Loan

The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at December 31, 2017 was 4.24% and at September 30, 2017 was 4.20%. There were borrowings in the amount of approximately $11,067,000 outstanding on the Term Loan at December 31, 2017 and approximately $11,856,000 outstanding at September 30, 2017. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700 , with a final maturity date of February 28, 2021.

Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at December 31, 2017 was 4.24% and at September 30, 2017 was 4.20%. There were no borrowings outstanding on the Declining Loan at December 31, 2017 or at September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2017 was 4.27% and at September 30, 2017 was 4.14%. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2017 or at September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at December 31, 2017 was 4.39% and at September 30, 2017 was 4.22%. There were borrowings in the amount of approximately $10,000,000 and $6,476,000 outstanding on the Grain Loadout Facility Loan at December 31, 2017 and September 30, 3017, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,048 plus interest accrued in arrears from the date of the last payment, such payments to commence on February 1, 2018, with a final maturity date of February 28, 2023.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

Long-term debt, as discussed above, consists of the following at December 31, 2017:

Term note	$11,066,525
Grain Loadout facility loan	10,000,000
Less amounts due within one year	4,112,242
Net long-term debt	$16,954,283

The estimated maturities of long-term debt at December 31, 2017 are as follows:

January 1, 2018 to December 31, 2018	$4,112,242
January 1, 2019 to December 31, 2019	4,399,213
January 1, 2020 to December 31, 2020	4,592,680
January 1, 2021 to December 31, 2021	3,158,364
January 1, 2022 to December 31, 2022	1,478,013
Thereafter	3,326,013
Total long-term debt	$21,066,525

7. LEASES

At December 31, 2017, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
January 1, 2018 to December 31, 2018	$1,149,529
January 1, 2019 to December 31, 2019	918,000
January 1, 2020 to December 31, 2020	918,000
January 1, 2021 to December 31, 2021	841,500
Total minimum lease commitments	$3,827,029

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The Company has since settled with the attorneys for the inventors. A motion to reconsider the decision regarding inequitable conduct is pending. In addition, an appeal regarding the current ruling on inequitable conduct has been filed. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and in any appeal filed.

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
December 31, 2017

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 71% of total revenues and corn costs average 72% of total cost of goods sold.

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

10. BUSINESS SEGMENTS

Based on the growth of the Company's Trading Division during the first quarter of fiscal 2018, the Company has determined it now has two reportable operating segments. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended
	December 31, 2017	December 31, 2016
Revenue:	(unaudited)	(unaudited)
Ethanol production	$50,718,988	$58,054,764
Grain trading	$5,136,501	$—
Total Revenue	$55,855,489	$58,054,764

	Three Months Ended
	December 31, 2017	December 31, 2016
Gross Profit:	(unaudited)	(unaudited)
Ethanol production	$3,051,662	$8,604,588
Grain trading	$349,690	$—
Total Gross Profit	$3,401,352	$8,604,588

	Three Months Ended
	December 31, 2017	December 31, 2016
Operating Income:	(unaudited)	(unaudited)
Ethanol production	$1,597,479	$7,417,831
Grain trading	$165,125	$—
Total Operating Income	$1,762,604	$7,417,831

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2017

	December 31, 2017	September 30, 2017
Grain Inventories:	(unaudited)
Ethanol production	$6,093,969	$5,754,084
Grain trading	$12,807,912	$2,140,305
Total Grain Inventories	$18,901,881	$7,894,389

	December 31, 2017	September 30, 2017
Total Assets:	(unaudited)
Ethanol production	$143,224,342	$156,548,789
Grain trading	$21,979,091	$2,623,207
Total Assets	$165,203,433	$159,171,996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2017, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company operating an ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In addition, we recently added a facility to allow us to procure, transport and sell grain commodities through our new grain operations (the "Trading Division").

On November 21, 2017, the board of directors declared a cash distribution. The dates and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 21, 2017	$400	$5,842,400	December 2017

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions, we may need to seek additional funding.

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production through our Ethanol Division; and (2) trading of agricultural grains through our Trading Division. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and and the trading of agricultural grains.  Refer to Note 10, “Business Segments”, of the notes to the condensed unaudited financial statements for financial information about our financial reporting segments.

Ethanol Division

In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Our annual ethanol production for the fiscal year ended September 30, 2017 increased to approximately 125 million gallons. We expect ethanol production for the fiscal year ended September 30, 2018 to increase to approximately 135 million gallons due to the completion of certain projects which added storage capacity, improved process efficiencies, and added an additional cooling tower cell and a beer-degasser.

Our revenues are primarily derived from the sale of our ethanol, distillers grains and corn oil. We market and sell ethanol and its co-products (distillers grains and corn oil) primarily in the continental United States using third party marketers. Murex, LLC markets all of our ethanol. Our distillers grains are marketed by CHS, Inc. We market and distribute all of the corn oil we produce directly to end users and third party brokers.

Trading Division

We procure, transport and sell grain commodities through our grain operations. We expect that we will buy primarily soybeans and corn from producers relying principally on forward purchase contracts to ensure an adequate supply of grain. However, we may also purchase grain the day of delivery. Grain prices will typically be comprised of futures prices on the Chicago Mercantile Exchange ("CME") and local basis adjustments. We intend to manage the futures price risk of changing commodity prices by entering into exchange traded futures contracts with the CME. Grain shipments will be made by rail and truck. We anticipate that sales will be made to grain processors and export markets in the southeastern United States and will generally be made by contract for delivery in a future period. Income is expected to be earned on grain bought and sold, the appreciation or depreciation in the basis value of the grain held and the appreciation or depreciation between the futures contract months. The Trading Division began operations at the end of our fourth fiscal quarter of 2017.

To provide funding for the construction of the grain loadout facility, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha, effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Construction Loan Agreement"). On November 29, 2017, we executed an Eleventh Amendment of First Amended and Restated Construction Loan Agreement to be effective as of October 31, 2017, to extend the date for completion of construction of the grainloading facility and the draw period for the construction loan from October 1, 2017 to December 31, 2017. On January 25, 2018, we executed a Twelfth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of December 31, 2017 (the "Twelfth Amendment"), which further amends the Construction Loan Agreement in order to convert the construction loan to term debt amortized over approximately seven years with a final maturity date of February 28, 2023 (the "Grain Loadout Facility Loan"). In connection with the Twelfth Amendment, we executed a Grain Loadout Facility Note. The principal balance on the construction loan of $10,000,000 was converted to term debt effective December 31, 2017. Please refer to Item 1- Financial Statements, Note 6 - Bank Financing for additional details.

Results of Operations for the Three Months Ended December 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenue	$55,855,489	100.0	$58,054,764	100.0
Cost of Goods Sold	52,454,137	93.9	49,450,176	85.2
Gross Profit	3,401,352	6.1	8,604,588	14.8
Operating Expenses	1,638,748	2.9	1,186,757	2.0
Operating Income	1,762,604	3.2	7,417,831	12.8
Other Expense, Net	(158,096)	—	(119,794)	—
Net Income	$1,604,508	2.90	$7,298,037	12.6

Revenues

We have two reportable segments---the Ethanol Division and the Trading Division. Our revenues from operations from our Ethanol Division come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues from operations of our Trading Division are derived from procuring, transporting and selling grain commodities. Revenues in each division also include net gains or losses from derivatives related to products sold.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended December 31, 2017 and 2016.

	2017		2016
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$50,718,988	90.80	$58,054,764	100.00
Grain trading	$5,136,501	9.20	$—	—
Total Revenue	$55,855,489	100.00	$58,054,764	100.00

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$39,849,570	78.57%	$48,279,729	83.16%
Distillers Grains Sales	8,495,025	16.75	7,517,913	12.95
Corn Oil Sales	2,251,340	4.44	2,106,737	3.63
Carbon Dioxide Sales	123,375	0.24	111,773	0.19
Other Revenue	(322)	—	38,612	0.07
Total Revenues	$50,718,988	100.00%	$58,054,764	100.00%

Ethanol

Our revenues from ethanol decreased in the three months ended December 31, 2017 as compared the to the same period in 2016.

The average price per gallon of ethanol sold for the three months ended December 31, 2017 was approximately 16.1% lower than our average price per gallon of ethanol sold for the same period in 2016. This decrease in average market price for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 is due to increased industry-wide production which was in excess of demand.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks remain high due to increased production in the industry. A decline in ethanol exports due to the tariff imposed by Brazil on ethanol produced in the United States or other factors would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the used of higher blends. Finally, an increase in imports by the United States from Brazil would have a negative effect on ethanol prices.

We experienced a decrease in ethanol gallons sold of approximately 1.1% for the three months ended December 31, 2017 as compared to the same period in 2016 resulting primarily from timing of shipments. We are currently operating at approximately 30% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our production capacity to approximately 135 million gallons.

Distillers Grains

Our revenues from distillers grains increased in the three months ended December 31, 2017 as compared to the same period in 2016. This increased in revenues is the result of an increase in the average market price per ton of distillers grains sold and tons of distillers grains sold for the period ended December 31, 2017 as compared to the same period in 2016.

The average price per ton of distillers grains sold for the three months ended December 31, 2017 was approximately 7.9% higher than the average price per ton of distillers grains sold for the same period in 2016. This increase in the market price of distillers grains is due to higher export demand during the three months ended December 31, 2017 as compared to the same period in 2016, which has resulted in an increase in the price of distillers grains as a percentage of corn values. Vietnam recently resumed imports of distillers grains from the United States after a nine-month ban and demand from other foreign markets improved for the three months ended December 31, 2017.

China has been a significant consumer of exported distillers grains particularly since December of 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties have resulted in a decline in demand from China and distillers grains prices could decrease unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease due to expansion of production capacity in the ethanol industry or if lower corn prices result in end-users switching to lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause corn crop to be of poor quality resulting in lower distillers grains prices.

We sold approximately 4.8% more tons of distillers grains in the three months ended December 31, 2017 as compared to the same period in 2016 due primarily to higher production. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the three months ended December 31, 2017 as compared to the same period in 2016 which was mainly the result of higher corn oil production. We sold approximately 6.9% more tons of corn oil in the three months ended December 31, 2017 as compared to the same period in 2016 due to increased yield per bushel and higher production rates correlating to higher ethanol production rates. The average price per pound of corn oil was consistent for the three months ended December 31, 2017 as compared to the same period in 2016.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may be negatively affected if the renewable volume obligations for biodiesel are reduced by the EPA or if the biodiesel tax credit that expired on December 31, 2016 is outstanding in Congress. Corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. Management expects corn oil production will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2017 and 2016:

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$5,136,501	100.00%	$—	—%
Total Revenues	$5,136,501	100.00%	$—	—%

Soybeans

We began operating the Trading Division in late September 2017. During the three months ended December 31, 2017 our revenues were derived solely from transporting and selling soybeans.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold as a percentage of revenues was approximately 93.9% for the three months ended December 31, 2017 as compared to approximately 85.2% for the same period in 2016. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing of the margin between ethanol prices relative to the cost of corn for the three months ended December 31, 2017 as compared to the same period in 2016. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2017, we used approximately 3.6% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016 because of higher production. During the three months ended December 31, 2017, our average price paid per bushel of corn was approximately 6.2% lower as compared to the same period in 2016. Corn prices have trended lower due to the plentiful 2017 harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was higher during the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. This increase in cost of natural gas for the three months ended December 31, 2017 as compared to the same period in 2016 was primarily the result of a increase of approximately 2.3% in the average price per MMBTU of natural gas due to increased natural gas stocks. We also used approximately 2.5% more natural gas for the three months ended December 31, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2017 and 2016:

	2017		2016
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$4,786,811	100.00%	$—	—%
Total Cost of Goods Sold	$4,786,811	100.00%	$—	—%

We began operating the Trading Division in late September 2017. During the three months ended December 31, 2017 our sole cost was the procurement of soybeans for sale.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.9% for the three months ended December 31, 2017 as compared to operating expenses of approximately 2.0% of revenues for the same period in 2016. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

Our income from operations for the three months ended December 31, 2017 was approximately 3.2% of our revenues as compared to operating income of approximately 12.8% of revenues for the same period in 2016. The decrease in operating income for the three months ended December 31, 2017 was primarily the result of decreased ethanol prices relative to the price of corn.

Other Expense

Our other expense for the three months ended December 31, 2017 was approximately 0.28% of our revenues as compared to other expense of approximately 0.21% of revenues for the same period in 2016. Our other expense for the three months ended December 31, 2017 and December 31, 2016 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2017

The following table highlights the changes in our financial condition:

	December 31, 2017 (Unaudited)	September 30, 2017
Current Assets	$58,713,156	$50,139,370
Current Liabilities	$25,904,211	$18,007,407
Long-Term Liabilities	$16,954,283	$14,581,758
Member's Equity	$122,344,939	$126,582,831

We experienced an increase in our current assets at December 31, 2017 as compared to September 30, 2017. This increase was primarily driven by an increase in our grain inventories at December 31, 2017 as compared to September 30, 2017 because we have begun operations of our new Trading Division and were holding soybeans for sale. We also experienced an increase in our commodity derivative instruments due to the volume of corn and soybean purchases that were hedged. These increases were partially offset by a decrease in our trade accounts receivable at December 31, 2017 compared to September 30, 2017 due to the normal ebbs and flows of our operating cycle and a decrease in our restricted cash at December 31, 2017 compared to September 30, 2017 due primarily to fluctuations in commodities prices affecting margins on our hedges.

We experienced an increase in our total current liabilities at December 31, 2017 as compared to September 30, 2017. This increase was primarily due to an increase in grain accounts payable due to our soybean purchases using producer credit and a customer advance. These increases were partially offset by a decrease in our trade accounts payable at December 31, 2017 compared to September 30, 2017 due to decreased liabilities to construction contractors for the completed grain loadout facility.

We experienced an increase in our long-term liabilities as of December 31, 2017 as compared to September 30, 2017. At December 31, 2017, we had $16,954,283 of outstanding borrowings due in greater than one year from the balance sheet date as compared to $14,581,758 at September 30, 2017 because of the additional debt incurred for construction of the grain receiving and loading facility for our Trading Division.

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

The following table shows cash flows for the three months ended December 31, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$4,218,153	$11,598,673
Net cash used for investing activities	$(1,660,249)	$(2,422,943)
Net cash used for financing activities	$(3,107,459)	$(9,477,497)
Net decrease in Cash and Restricted cash	$(549,555)	$(301,767)
Cash and Restricted cash, beginning of period	$19,397,161	$24,462,911
Cash and Restricted cash, end of period	$18,847,606	$24,161,144

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the three months ended December 31, 2017 as compared to the same period in 2016. This was primarily the result of decreased net income as a result of decreased ethanol prices relative to the cost of corn and the impact these prices had on inventory and other working capital components for the three months ended December 31, 2017 compared with the same period in 2016.

Cash Flow used for Investing Activities

We used less cash in investing activities for the three months ended December 31, 2017 as compared to the same period in 2016. Cash used in investing activities was used for payments for construction in progress and capital expenditures due to our capital projects which were substantially completed and paid by December 31, 2017.

Cash Flow used for Financing Activities

We used less cash in financing activities for the three months ended December 31, 2017 as compared to the same period in 2016. This decrease was the result of receiving proceeds on our long term debt less cash paid for distributions, offset by making payments on long term debt during the three months ended December 31, 2017 compared with the same period in 2016.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of December 31, 2017, we expect operations to generate adequate cash flows to maintain operations.

Short and Long Term Debt Sources

We have a loan agreement consisting of four loans, the Term Loan, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Grain Loadout Facility Loan (formerly the Construction Loan). In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On March 23, 2017, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2017, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 to provide an additional $10,000,000 in financing to fund construction of the grain receiving and loading facility for our Trading Division. On November 29, 2017, we executed an Eleventh Amendment of First Amended and Restated Construction Loan Agreement to be effective as of October 31, 2017, which further amends the Construction Loan Agreement to extend the date for completion of construction of the grain receiving and train loading facility and the draw period for the construction loan from October 1, 2017 to December 31, 2017. On January 29, 2018, we executed a Twelfth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of December 31, 2017 (the "Twelfth Amendment"), which further amends the Construction Loan Agreement in order to convert the Construction Loan to term debt amortized over approximately seven years with a final maturity date of February 28, 2023. In connection with the Twelfth Amendment, the Company executed a Grain Loadout Facility Note. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details.
Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at December 31, 2017 was 4.24%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $11,066,525 outstanding on the Term Loan at December 31, 2017 and approximately $11,856,000 outstanding on the Term Loan at September 30, 2017.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2017 was 4.24%. There was no balance outstanding on the Declining Loan at December 31, 2017 or September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2017 was 4.27%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2017 or September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at December 31, 2017 was 4.39%. There were borrowings in the amount of approximately $10,000,000 outstanding on the Grain Loadout Facility Loan at December 31, 2017. There were borrowings of $6,476,000 on the Grain Loadout Facility Loan at September 30, 2017. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,048 plus interest accrued in arrears from the date of the last payment, such payments to commence on February 1, 2018, with a final maturity date of February 28, 2023.

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

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2017. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2018. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2017.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of approximately $11,067,000 outstanding on the Term Loan and the applicable interest rate was 4.24% at December 31, 2017. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 4.24% at December 31, 2017. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at December 31, 2017 and the applicable interest rate was 4.27%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $10,000,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 4.39% at December 31, 2017. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2017, would be approximately $90,000.

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

At December 31, 2017, we had a net long (buying) position of 210,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through March 2018, a net short (selling) position of 210,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through May 2019. Also at December 31, 2017, the Company also had a net short (selling) position of 1,300,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases forecasted to settle for various delivery periods through November 2018. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Corn Futures and Options Contracts	$256,335	$393,872
Ethanol Futures and Options Contracts	(72,784)	(38,210)
Natural Gas Futures and Options Contracts	120,429	70,985
Soybean Futures and Options Contracts	350,214	—
Soybean Forward Contracts	(176,827)	—
Totals	$477,367	$426,647

At December 31, 2017, we had forward corn purchase contracts at various fixed prices for various delivery periods through July 2019 for approximately 1.9% of our expected production needs for the next 19 months, forward dried distiller grains sales contracts at various fixed prices for various delivery periods through March 2018 for approximately 36.9% of expected production for the next 3 month and forward corn oil contracts at various prices for various delivery periods through December 2017 for approximately a portion of expected production for the current month.

Also, at December 31, 2017, we had forward natural gas contracts for approximately 48.4% of expected purchases for the next 22 months at various prices for various delivery periods through October 2019. As contracts are delivered, any gains or losses realized will be recognized in our gross margin. Additionally, at December 31, 2017, we had forward soybean purchase contracts for various period for delivery through July 2018. These soybean contracts will be marked to market as the contract periods expire. This means that any gains or losses realized will be recognized in our gross margin at each month end until they are delivered upon.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of December 31, 2017 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2017. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2017	Approximate Adverse Change to Income
Natural Gas	3,240,000	MMBTU	10%	$108,770
Ethanol	128,203,880	Gallons	10%	$16,922,912
Corn	41,864,379	Bushels	10%	$14,987,448
DDGs	294,502	Tons	10%	$4,123,028
Corn Oil	25,487,360	Pounds	10%	$624,440
Soybeans	8,592,847	Bushels	10%	$8,242,688

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of our 2018 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS CleanTech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. GS CleanTech has asked the United States District Court to reconsider its decision regarding inequitable conduct. In addition, GS CleanTech and its attorneys filed a Notice of Appeal. The defendants have since settled with the attorneys for GS CleanTech.

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

Item 1A.    Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2017, included in our annual report on Form 10-K.

The price we pay for agricultural commodities may increase as a result of the Tax Cuts and Jobs Act which gives a benefit to agricultural producers to sell their products through cooperatives.  Congress recently passed the Tax Cuts and Jobs Act of 2017 which includes a provision that gives a benefit to producers of agricultural products to sell their products through cooperatives.  Currently sales to non-cooperative grain buyers like Cardinal do not qualify for the same benefit.  This may put us at a significant disadvantage when competing with cooperatives to purchase agricultural commodities for our Ethanol Division and Trading Division.  Any increase in the price we must pay for the corn we need to produce our products or for the grains we buy and sell through our Trading Division would result in lower profit margins and negatively affect our financial performance.  There is no assurance that Congress will enact changes that will resolve this issue or that if such changes are approved that they will be retroactively applied.  As a result, the value of our units may be reduced.

Our Trading Division business is affected by the supply and demand of commodities, and is sensitive to factors outside of our control. Adverse price movements could negatively affect our profitability and results of operations.  Our Trading Division buys, sells and holds inventories of agricultural commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the grain business in rapidly rising markets. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations. While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third-party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks that we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis component of our grain inventory and contracts. (Basis is defined as the difference between the local cash price of a commodity and the corresponding exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large grain position can significantly impact the profitability of the Trading Division. Our futures, options and over-the-counter contracts are subject to margin calls. If there are large movements in the commodities market, we could be required to post significant levels of margin, which would impact our liquidity. There is no assurance that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse effect on our business and results of operations.
We face intense competition in our Trading Division. We face significant competition in our Trading Division and we have numerous competitors, some of which are larger and have greater financial resources than we have. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures or reduce pricing, each of which could have an adverse effect on our business and profitability.
Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions on agricultural commodities and commodity products can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

Our Trading Division uses derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position. A significant amount of our commodity purchases and sales are done through forward contracting. In addition, we use exchange traded and to a lesser degree over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one or more of our derivative contracts to not perform on their obligation.
If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer. We may carry significant amounts of inventory in our Trading Division. The value of our inventories could decrease due to deterioration in the quality of our grain inventory due to damage, moisture, insects, disease or foreign material. If the quality of our grain were to deteriorate below an acceptable level, the value of our inventory could decrease significantly.
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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2017 and September 30, 2017, (ii) Condensed Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (iv) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 6, 2018	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2018	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)