Form 10-Q
period 2018-03-31
Cardinal Ethanol LLC
filed 2018-05-08
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018.

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

As of May 8, 2018, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2018	September 30, 2017
	(Unaudited)
Current Assets
Cash	$297,191	$18,995,755
Restricted cash	1,517,714	401,406
Trade accounts receivable	13,914,867	15,006,093
Miscellaneous receivables	193,909	384,508
Inventories	30,289,718	14,604,975
Prepaid and other current assets	401,267	253,791
Commodity derivative instruments	317,209	492,842
Total current assets	46,931,875	50,139,370

Property, plant, and equipment, net	102,572,995	107,936,389

Other Assets
Investment	1,295,192	1,096,237
Total other assets	1,295,192	1,096,237

Total Assets	$150,800,062	$159,171,996

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Checks written in excess of bank balances	$2,920,987	$—
Advances from Customers	891,427	—
Accounts payable	2,137,379	3,983,923
Accounts payable-grain	2,463,043	8,378,095
Accrued expenses	1,355,994	1,381,734
Commodity derivative instruments	383,158	513,829
Current maturities of long-term debt	4,404,752	3,749,826
Total current liabilities	14,556,740	18,007,407

Long-Term Debt, net of current maturities	15,570,715	14,581,758

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	49,760,394	55,670,618
Total members' equity	120,672,607	126,582,831

Total Liabilities and Members’ Equity	$150,800,062	$159,171,996

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$65,712,336	$59,473,502	$121,567,824	$117,528,266

Cost of Goods Sold	62,569,584	55,018,000	115,023,721	104,468,176

Gross Profit	3,142,752	4,455,502	6,544,103	13,060,090

Operating Expenses	1,687,267	1,434,866	3,326,016	2,621,623

Operating Income	1,455,485	3,020,636	3,218,087	10,438,467

Other Income (Expense)
Interest expense	(236,627)	(134,427)	(425,493)	(270,467)
Miscellaneous income	30,011	15,089	60,782	31,335
Total	(206,616)	(119,338)	(364,711)	(239,132)

Net Income	$1,248,869	$2,901,298	$2,853,376	$10,199,335

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$86	$199	$195	$698

Distributions Per Unit	$200	$200	$600	$800

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities
Net income	$2,853,376	$10,199,335
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	5,799,420	5,142,156
Change in fair value of commodity derivative instruments	347,710	(2,034,778)
Gain on sale of equipment	(9,561)	—
Non-cash dividend income	(198,955)	(157,986)
Change in operating assets and liabilities:
Trade accounts receivables	1,091,226	(297,745)
Miscellaneous receivable	190,599	(5,743)
Inventories	(15,684,743)	(8,021,612)
Prepaid and other current assets	(147,476)	(168,721)
Commodity derivative instruments	(302,748)	1,825,091
Advances from customers	891,427	—
Accounts payable	(1,846,544)	1,132,791
Accounts payable-grain	(5,915,052)	603,451
Accrued expenses	1,376,374	(733,262)
Net cash provided by (used in) operating activities	(11,554,947)	7,482,977

Cash Flows from Investing Activities
Capital expenditures	(1,749,054)	(1,155,175)
Payments for construction in progress	(89,525)	(3,744,854)
Proceeds from sale of equipment	10,000	—
Net cash used for investing activities	(1,828,579)	(4,900,029)

Cash Flows from Financing Activities
Checks written in excess of bank balances	2,920,987	—
Distributions paid	(8,763,600)	(11,684,799)
Proceeds from long-term debt	12,020,863	—
Payments on long-term debt	(10,376,980)	(1,428,519)
Net cash used for financing activities	(4,198,730)	(13,113,318)

Net Decrease in Cash and Restricted Cash	(17,582,256)	(10,530,370)

Cash and Restricted Cash – Beginning of Period	19,397,161	24,462,911

Cash and Restricted Cash – End of Period	$1,814,905	$13,932,541

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$297,191	$13,101,228
Restricted Cash - Balance Sheet	1,517,714	831,313
Cash and Restricted Cash	1,814,905	13,932,541

Supplemental Cash Flow Information
Interest paid	$402,246	$178,361

Supplemental Disclosure of Non-cash Investing and Financing Activities

Construction in process included in accrued expenses and accounts payable	$59,168	$1,270,578

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the quarters ended March 31, 2018 and 2017, the Company produced approximately 64,816,000 and 63,428,000 gallons of ethanol, respectively.

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

•
Trading Division. During 2017, the Company constructed a grain loading facility within our single site to buy, hold and sell inventories of agricultural grains, primarily soybeans. We perform no additional processing of these grains, unlike the corn inventory we hold and use in ethanol production. The activities of buying, selling and holding of grains other than for ethanol and co-product production comprise this financial reporting segment.

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
March 31, 2018

cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, we consider this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2018 and September 30, 2017, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2018. These inventories are stated at market value , which may include reductions for quality.

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
March 31, 2018

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
March 31, 2018

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

2. CONCENTRATIONS

Two major customers accounted for approximately 93% of the outstanding accounts receivable balance at March 31, 2018 and 95% at September 30, 2017. These same two customers accounted for approximately 81% of revenue for the three and six month periods ended March 31, 2018 and 96% of revenue for the three and six month period ended March 31, 2017.

3.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2018 (Unaudited)	September 30, 2017
Ethanol Division:
Raw materials	$8,886,223	$5,754,084
Work in progress	1,216,272	1,354,346
Finished goods	4,315,757	2,722,869
Spare parts	2,980,988	2,633,371
Ethanol Division Subtotal	$17,399,240	$12,464,670
Trading Division:
Grain inventory	$12,890,478	$2,140,305
Trading Division Subtotal	$12,890,478	$2,140,305
Total Inventories	$30,289,718	$14,604,975

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2018, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2019 for approximately 6.2% of expected production needs for the next 16 months. Approximately 5.3% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2018 or September 30, 2017. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At March 31, 2018, the Ethanol Division had forward dried distiller grains sales contracts for approximately 6.1% of expected production for the next 3 month at various fixed prices for delivery periods through June 2018. At March 31, 2018, the Company had forward corn oil contracts at various prices for delivery through April 2018, which approximates just part of that month's production. Also, at March 31, 2018, the Company had forward natural gas contracts for approximately 38.2% of expected purchases for the next 19 months at various prices for various delivery periods through October 2019. Additionally, at March 31, 2018, the Trading Division had forward soybean purchase contracts for various delivery periods through July 2018 (See Note 4). Approximately 11.9% of the forward soybean purchases were with related parties.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

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

At March 31, 2018, the Ethanol Division had a net short (selling) position of 2,860,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of March 31, 2018 and are forecasted to settle for various delivery periods through December 2019. At March 31, 2018, the Company had a net long (buying) position of 420,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through May 2018. At March 31, 2018, the Trading Division also had a net short (selling) position of 2,565,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2018, forecasted to settle for various delivery periods through July 2019. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2018:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$23,100	$—
Corn futures and options contracts	Commodity Derivative Instruments - Current	$—	$308,584
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$58,552	$—
Soybean forward purchase contracts	Commodity Derivative Instruments - Current	$235,557	$74,574
Totals	Commodity Derivative Instruments - Current	$317,209	$383,158

As of March 31, 2018, the Company had approximately $1,518,000 cash collateral (restricted cash) related to ethanol, corn, natural gas and soybean derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's futures and options derivative financial instruments at September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$—	$89,019
Corn futures and options contracts	Commodity Derivative Instruments - Current	$489,531	$—
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$—	$175,338
Soybean forward purchase contracts	Commodity Derivative Instruments - Current	$3,311	$249,475
Totals	Commodity Derivative Instruments - Current	$492,842	$513,832

As of September 30, 2017, the Company had approximately $401,000 of cash collateral (restricted cash) related to ethanol and corn derivatives held by three brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months and six months ended March 31, 2017 and March 31, 2018:

Instrument	Statement of Operations Location	Three Months 3/31/2017	Six Months 3/31/2017	Three Months 3/31/2018	Six Months 3/31/2018
Corn Futures and Options Contracts	Cost of Goods Sold	$162,724	$556,596	$(437,723)	$(181,388)
Ethanol Futures and Options	Revenues	1,384,770	1,346,560	(252,292)	(325,076)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	62,845	133,830	36,584	157,013
Soybean Futures and Options Contracts	Cost of Good Sold	(2,208)	(2,208)	(753,160)	(929,987)
Soybean Forward Purchase Contracts	Cost of Goods Sold	—	—	804,575	931,728
Totals		$1,608,131	$2,034,778	$(602,016)	$(347,710)

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(308,584)	$(308,584)	$(308,584)	$—	$—
Ethanol Futures and Options Contracts	$23,100	$23,100	$23,100	$—	$—
Soybean Futures and Options Contracts	$58,552	$58,552	$58,552	$—	$—
Soybean Forward Purchase Asset	$235,557	$235,557	$—	$235,557	$—
Soybean Forward Purchase Liability	$(74,574)	$(74,574)	$—	$(74,574)	$—
Soybean Inventory	$12,890,478	$12,890,478	$—	$12,890,478	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

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
The loan agreement provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $25,000,000 for any reporting period and a debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if working capital is equal to or more that $25,000,000. There is also a minimum $15,000,000 working capital requirement and the capital expenditures covenant limits those expenditures to $5,000,000.

On February 28, 2018, the Company executed a Thirteenth Amendment of First Amended and Restated Construction Loan Agreement (the "Thirteenth Amendment") extending the termination date of the Revolving Credit Loan from February 28, 2018 to February 28, 2019 and modifying the definition of "Borrowing Base" to include soybean inventory.

Term Loan

The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at March 31, 2018 was 4.60% and at September 30, 2017 was 4.20%. There were borrowings in the amount of approximately $10,272,000 outstanding on the Term Loan at March 31, 2018 and approximately $11,856,000 outstanding at September 30, 2017. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700, with a final maturity date of February 28, 2021.

Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at March 31, 2018 was 4.60% and at September 30, 2017 was 4.20%. There were no borrowings outstanding on the Declining Loan at March 31, 2018 or at September 30, 2017.

Revolving Credit Loan

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2018 was 4.57% and at September 30, 2017 was 4.14%. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2018 or at September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at March 31, 2018 was 4.91% and at September 30, 2017 was 4.22%. There were borrowings in the amount of approximately $9,703,000 and $6,476,000 outstanding on the Grain Loadout Facility Loan at March 31, 2018 and September 30, 2017, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments to commence on February 1, 2018, with a final maturity date of February 28, 2023.

Long-term debt, as discussed above, consists of the following at March 31, 2018:

Term note	$10,272,265
Grain Loadout facility loan	9,703,202
Less amounts due within one year	(4,404,752)
Net long-term debt	$15,570,715

The estimated maturities of long-term debt at March 31, 2018 are as follows:

April 1, 2018 to March 31, 2019	$4,404,752
April 1, 2019 to March 31, 2020	4,545,995
April 1, 2020 to March 31, 2021	5,607,232
April 1, 2021 to March 31, 2022	1,428,571
April 1, 2022 to March 31, 2023	3,988,917
Total long-term debt	$19,975,467

7. LEASES

At March 31, 2018, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2018 to March 31, 2019	$1,085,788
April 1, 2019 to March 31, 2020	918,000
April 1, 2020 to March 31, 2021	918,000
April 1, 2021 to March 31, 2022	612,000
Total minimum lease commitments	$3,533,788

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Patent Infringement

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

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

Air Permit

On January 4, 2018, the Company received a letter from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) alleging violations of the Company's air permit.  While the Company believes it has certain defenses to these allegations, it is currently unable to determine with any certainty the outcome of this matter including the extent of any potential monetary sanctions that may result.

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 65% of total revenues and corn costs average 66% of total cost of goods sold.

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

10. BUSINESS SEGMENTS

Based on the growth of the Company's Trading Division during the first quarter of fiscal 2018 and operations in the second quarter of fiscal 2018, the Company has determined it now has two reportable operating segments. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2018

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$55,705,899	$59,473,502	$106,424,886	$117,528,266
Grain trading	$10,006,437	$—	$15,142,938	$—
Total Revenue	$65,712,336	$59,473,502	$121,567,824	$117,528,266

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Gross Profit (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$3,167,673	$4,455,502	$6,219,334	$13,060,090
Grain trading	$(24,921)	$—	$324,769	$—
Total Gross Profit	$3,142,752	$4,455,502	$6,544,103	$13,060,090

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$1,676,267	$3,020,636	$3,273,745	$10,438,467
Grain trading	$(220,782)	$—	$(55,658)	$—
Total Operating Income	$1,455,485	$3,020,636	$3,218,087	$10,438,467

	March 31, 2018	September 30, 2017
Grain Inventories:	(unaudited)
Ethanol production	$8,886,223	$5,754,084
Grain trading	$12,890,478	$2,140,305
Total Grain Inventories	$21,776,701	$7,894,389

	March 31, 2018	September 30, 2017
Total Assets:	(unaudited)
Ethanol production	$129,721,466	$156,548,789
Grain trading	$21,078,596	$2,623,207
Total Assets	$150,800,062	$159,171,996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2018, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

•	Reduction, delay, or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn, natural gas and other grains;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distiller grains,corn oil and other grains;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness; and

•	Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol and distillers grains produced in the United States.

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

On February 20, 2018, the board of directors declared a cash distribution. The dates and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
February 20, 2018	$200	$2,921,200	March 2018

We executed a Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha, effective as of February 28, 2018, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Construction Loan Agreement") (the "Thirteenth Amendment"). The primary purposes of the Thirteenth Amendment were to extend the termination date of the Revolving Credit Loan from February 28, 2018 to February 28, 2019 and to modify the definition of "Borrowing Base" to include soybean inventory.

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

Trading Division

We procure, transport and sell grain commodities through our grain operations. We have and expect to continue to buy primarily soybeans and corn from producers relying principally on forward purchase contracts to ensure an adequate supply of grain. However, we may also purchase grain the day of delivery. Grain prices will typically be comprised of futures prices on the Chicago Mercantile Exchange ("CME") and local basis adjustments. We intend to manage the futures price risk of changing commodity prices by entering into exchange traded futures contracts with the CME. Grain shipments will be made by rail and truck. We anticipate that sales will be made to grain processors and export markets in the southeastern United States and will generally be made by contract for delivery in a future period. Income is expected to be earned on grain bought and sold, the appreciation or depreciation in the basis value of the grain held and the appreciation or depreciation between the futures contract months. The Trading Division began operations at the end of our fourth fiscal quarter of 2017.

To provide funding for the construction of the grain loadout facility, we obtained a construction loan in the amount of $10,000,000 which converted to term debt effective December 31, 2017 (the "Grain Loadout Facility Loan"). Please refer to Item 1- Financial Statements, Note 6 - Bank Financing for additional details.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$65,712,336	100.0	$59,473,502	100.0
Cost of Goods Sold	62,569,584	95.2	55,018,000	92.5
Gross Profit	3,142,752	4.8	4,455,502	7.5
Operating Expenses	1,687,267	2.6	1,434,866	2.4
Operating Income	1,455,485	2.2	3,020,636	5.1
Other Expense, Net	(206,616)	(0.3)	(119,338)	(0.2)
Net Income	$1,248,869	1.9	$2,901,298	4.9

Revenues

We have two reportable segments-the Ethanol Division and the Trading Division. Our revenues from operations from our Ethanol Division come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues from operations of our Trading Division are derived from procuring, transporting and selling grain commodities. Revenues in each division also include net gains or losses from derivatives related to products sold.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	2018		2017
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$55,705,899	84.8%	59,473,502	100.0%
Grain trading	$10,006,437	15.2	$—	—
Total Revenue	$65,712,336	100.0%	$59,473,502	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$42,657,305	76.6%	$49,525,748	83.3%
Distillers Grains Sales	10,889,653	19.5	7,675,673	12.9
Corn Oil Sales	1,805,210	3.2	1,949,748	3.3
Carbon Dioxide Sales	123,375	0.3	123,377	0.2
Other Revenue	230,356	0.4	198,956	0.3
Total Revenues	$55,705,899	100.0%	$59,473,502	100.0%

Ethanol

Our revenues from ethanol decreased in the three months ended March 31, 2018 as compared the to the same period in 2017.

The average price per gallon of ethanol sold for the three months ended March 31, 2018 was approximately 13.2% lower than our average price per gallon of ethanol sold for the same period in 2017. This decrease in average market price for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is due to increased industry-wide production which was in excess of demand.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks remain high due to increased production in the industry. Recent trade disputes and the announcement by China of tariffs on products produced in the United States have created additional uncertainty as to future export demand from China. A decline in ethanol exports due to tariffs imposed on ethanol produced in the United States or other factors would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the used of higher blends. Finally, an increase in imports by the United States would have a negative effect on ethanol prices.

We experienced a decrease in ethanol gallons sold of approximately 0.2% for the three months ended March 31, 2018 as compared to the same period in 2017 resulting primarily from timing of shipments. We are currently operating at approximately 31% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our production capacity to approximately 135 million gallons.

Distillers Grains

Our revenues from distillers grains increased in the three months ended March 31, 2018 as compared to the same period in 2017. This increased in revenues is the result of an increase in the average market price per ton of distillers grains sold for the period ended March 31, 2018 as compared to the same period in 2017.

The average price per ton of distillers grains sold for the three months ended March 31, 2018 was approximately 63.3% higher than the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains is due to higher export demand during the three months ended March 31, 2018 as compared to the same period in 2017, which has resulted in an increase in the price of distillers grains as a percentage of corn values. Vietnam recently resumed imports of distillers grains from the United States after a nine-month ban and demand from other foreign markets improved for the three months ended March 31, 2018.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes and the announcement by China of tariffs on products produced in the United States have created additional uncertainty as to future export demand from China. If export demand suffers, this could lead to lower distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

Domestic demand for distillers grains may be negatively affected by a seasonal decline during the summer months. In addition, lower corn prices and growing conditions in a particular season’s harvest resulting in poor corn quality could lead to lower distillers grains prices.

We sold approximately 13.1% less tons of distillers grains in the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to yield improvement in our ethanol production which reduces the output of distillers grains. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales decreased in the three months ended March 31, 2018 as compared to the same period in 2017 which was mainly the result of lower corn oil prices. The average price per pound of corn oil was approximately 18% lower for the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to uncertainty of biodiesel demand. We sold approximately 14.0% more tons of corn oil in the three months ended March 31, 2018 as compared to the same period in 2017 due to increased yield per bushel and higher production rates correlating to higher ethanol production rates.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may be negatively affected if the renewable volume obligations for biodiesel are reduced by the EPA or if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. Corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. In addition, recent trade disputes and the announcement by China of a tariff on products produced in the United States have created additional uncertainty which could have a negative affect on corn oil prices. Management expects corn oil production will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$10,006,437	100.0%	$—	—%
Total Revenues	$10,006,437	100.0%	$—	—%

Soybeans

We began operating the Trading Division in late September 2017. During the three months ended March 31, 2018 our revenues were derived primarily from transporting and selling soybeans.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold as a percentage of revenues was approximately 94.3% for the three months ended March 31, 2018 as compared to approximately 92.5% for the same period in 2017. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing of the margin between ethanol prices relative to the cost of corn for the three months ended March 31, 2018 as compared to the same period in 2017. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2018, we used approximately 2.9% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2017 because of improved ethanol yield per bushel of corn. During the three months ended March 31, 2018, our average price paid per bushel of corn was approximately 5.2% lower as compared to the same period in 2017. Corn prices have trended lower due to the plentiful 2017 harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This decrease in cost of natural gas for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of a decrease of approximately 2.2% in the average price per MMBTU of natural gas due to increased natural gas stocks. We also used approximately 0.6% less natural gas for the three months ended March 31, 2018 as compared to the same period in 2017, mostly because of improved ethanol yield which results in fewer tons of distillers grains that the production facility must dry.

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

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2018 and 2017:

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$10,031,358	100.0%	$—	—%
Total Cost of Goods Sold	$10,031,358	100.0%	$—	—%

We began operating the Trading Division in late September 2017. During the three months ended March 31, 2018 our cost was primarily the procurement of soybeans for sale.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.6% for the three months ended March 31, 2018 as compared to operating expenses of approximately 2.4% of revenues for the same period in 2017. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2018 was approximately 2.2% of our revenues as compared to operating income of approximately 5.1% of revenues for the same period in 2017. The decrease in operating income for the three months ended March 31, 2018 was primarily the result of decreased ethanol prices relative to the price of corn.

Other Expense

Our other expense for the three months ended March 31, 2018 and for the same period in 2017 was minimal. Our other expense for the three months ended March 31, 2018 and March 31, 2017 consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$121,567,824	100.0	$117,528,266	100.0
Cost of Goods Sold	115,023,721	94.6	104,468,176	88.9
Gross Profit	6,544,103	5.4	13,060,090	11.1
Operating Expenses	3,326,016	2.7	2,621,623	2.2
Operating Income	3,218,087	2.6	10,438,467	8.9
Other Expense, Net	(364,711)	(0.3)	(239,132)	(0.2)
Net Income	$2,853,376	2.3	$10,199,335	8.7

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the six months ended March 31, 2018 and 2017.

	2018		2017
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$106,424,886	87.5%	$117,528,266	100.0%
Grain trading	$15,142,938	12.5	$—	—
Total Revenue	$121,567,824	100.0%	$117,528,266	100.00%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$82,506,875	77.5%	$97,805,477	83.2%
Distillers Grains Sales	19,384,679	18.2	15,193,586	12.9
Corn Oil Sales	4,056,549	3.8	4,056,484	3.5
Carbon Dioxide Sales	246,750	0.3	235,150	0.2
Other Revenue	230,033	0.2	237,569	0.2
Total Revenues	$106,424,886	100.0%	$117,528,266	100.0%

Ethanol

Our revenues from ethanol decreased in the six months ended March 31, 2018 as compared the to the same period in 2017.

The average price per gallon of ethanol sold for the six months ended March 31, 2018 was approximately 15.0% lower than our average price per gallon of ethanol sold for the same period in 2017. This decrease in average market price for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 is due to increased industry-wide production which was in excess of demand.

We experienced a decrease in ethanol gallons sold of approximately 0.7% for the six months ended March 31, 2018 as compared to the same period in 2017 resulting primarily from normal fluctuations in when our customers order and when those orders are filled by shipments. We are currently operating at approximately 31% above our nameplate capacity. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our production capacity to approximately 135 million gallons.

Distillers Grains

Our revenues from distillers grains increased in the six months ended March 31, 2018 as compared to the same period in 2017. This increased in revenues is the result of an increase in the average market price per ton of distillers grains sold for the period ended March 31, 2018 as compared to the same period in 2017.

The average price per ton of distillers grains sold for the six months ended March 31, 2018 was approximately 34.3% higher than the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains is due to higher export demand during the six months ended March 31, 2018 as compared to the same period in

2017, which has resulted in an increase in the price of distillers grains as a percentage of corn values. Vietnam recently resumed imports of distillers grains from the United States after a nine-month ban and demand from other foreign markets improved for the six months ended March 31, 2018.

We sold approximately 5.0% less tons of distillers grains in the six months ended March 31, 2018 as compared to the same period in 2017 due primarily to lower production resulting from improved ethanol yield per bushel of corn. Management anticipates that the gallons of ethanol sold by our plant will increase for the fiscal year ended September 30, 2018 due to completion of various projects which are expected to increase our ethanol production capacity to approximately 135 million gallons which would also increase our distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the six months ended March 31, 2018 as compared to the same period in 2017 which was mainly the result of higher corn oil production. We sold approximately 10.3% more tons of corn oil in the six months ended March 31, 2018 as compared to the same period in 2017 due to increased yield per bushel. The average price per pound of corn oil was consistent for the six months ended March 31, 2018 as compared to the same period in 2017.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$15,142,938	100.0%	$—	—%
Total Revenues	$15,142,938	100.0%	$—	—%

Soybeans

We began operating the Trading Division in late September 2017. During the six months ended March 31, 2018 our revenues were derived primarily from transporting and selling soybeans.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold as a percentage of revenues was approximately 94.2% for the six months ended March 31, 2018 as compared to approximately 88.9% for the same period in 2017. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing of the margin between ethanol prices relative to the cost of corn for the six months ended March 31, 2018 as compared to the same period in 2017. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2018, we used approximately 0.2% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2017 because we produced 2.2% more gallons of denatured ethanol, yet improved yield per bushel by 2%. During the six months ended March 31, 2018, our average price paid per bushel of corn was approximately 5.6% lower as compared to the same period in 2017. Corn prices have trended lower due to the plentiful 2017 harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter.

Natural Gas

Our natural gas cost after hedging was higher during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. This increase in cost of natural gas for the six months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of an increase of approximately 0.3% in the average price per MMBTU of natural gas due to increased natural gas stocks. We also used approximately 0.9% more natural gas for the six months ended March 31, 2018 as compared to the same period in 2017 because of higher ethanol production levels for the period.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2018 and 2017:

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$14,818,169	100.00%	$—	—%
Total Cost of Goods Sold	$14,818,169	100.00%	$—	—%

We began operating the Trading Division in late September 2017. During the six months ended March 31, 2018 our cost was primarily the procurement of soybeans for sale.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.7% for the six months ended March 31, 2018 as compared to operating expenses of approximately 2.2% of revenues for the same period in 2017. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

Our income from operations for the six months ended March 31, 2018 was approximately 2.6% of our revenues as compared to operating income of approximately 8.9% of revenues for the same period in 2017. The decrease in operating income for the six months ended March 31, 2018 was primarily the result of decreased ethanol prices relative to the price of corn.

Other Expense

Our other expense for the six months ended March 31, 2018 and for the same period in 2017 was minimal. Our other expense for the six months ended March 31, 2018 and March 31, 2017 consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2018

The following table highlights the changes in our financial condition:

	March 31, 2018 (Unaudited)	September 30, 2017
Current Assets	$46,931,875	$50,139,370
Current Liabilities	$14,556,740	$18,007,407
Long-Term Liabilities	$15,570,715	$14,581,758
Member's Equity	$120,672,607	$126,582,831

We experienced a decrease in our current assets at March 31, 2018 as compared to September 30, 2017. This decrease was primarily driven by a decrease in our cash at March 31, 2018 as compared to September 30, 2017 due mostly to cash expended to pay down our liability for grain received, but for which payment had been previously deferred. The payment occurred in early January 2018. We also experienced a decrease in our commodity derivative instruments due to relatively stable grain prices during the period. The value of our derivative instruments are most affected by movements in market prices. We also experienced a decrease in our trade accounts receivable due to the normal ebbs and flows of our operating cycle. These decreases were partially offset by an increase in our grain inventories at March 31, 2018 compared to September 30, 2017 due to operations of our Trading Division. We experienced an increase in our restricted cash due primarily to fluctuations in commodities prices affecting margins on our hedges.

We experienced a decrease in our total current liabilities at March 31, 2018 as compared to September 30, 2017. This decrease was primarily due to a decrease in grain accounts payable due to the deferred payments for grain as explained above and a decrease in trade accounts payable due to payments made for any residual liabilities on our construction contracts and the normal fluctuation in our operating cycle. These decreases were partially offset by an increase in current maturities of long term debt due to recording monthly payments due on the Grain Loadout Facility Loan over the next twelve months as a current liability. The loan converted to a term loan in December 2017.

We experienced an increase in our long-term liabilities as of March 31, 2018 as compared to September 30, 2017. At March 31, 2018, we had $15,570,715 of outstanding borrowings due in greater than one year from the balance sheet date as compared to $14,581,758 at September 30, 2017 because of the additional debt incurred in the first quarter of fiscal year 2018 for construction of the grain receiving and loading facility for our Trading Division.

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

The following table shows cash flows for the six months ended March 31, 2018 and 2017:

	2018	2017
Net cash provided by (used in) operating activities	$(11,554,947)	$7,482,977
Net cash used for investing activities	$(1,828,579)	$(4,900,029)
Net cash used for financing activities	$(4,198,730)	$(13,113,318)
Net decrease in Cash and Restricted cash	$(17,582,256)	$(10,530,370)
Cash and Restricted cash, beginning of period	$19,397,161	$24,462,911
Cash and Restricted cash, end of period	$1,814,905	$13,932,541

Cash Flow from and used in Operations

We experienced a decrease in our cash flow from operations for the six months ended March 31, 2018 as compared to the same period in 2017. This was primarily the result of decreased net income as a result of decreased ethanol prices relative to the cost of corn and cash used on inventory and other working capital components for the six months ended March 31, 2018 compared with the same period in 2017.

Cash Flow used for Investing Activities

We used less cash in investing activities for the six months ended March 31, 2018 as compared to the same period in 2017. Cash used in investing activities was used for payments for construction in progress and capital expenditures due to our capital projects which were substantially completed and paid by December 31, 2017.

Cash Flow used for Financing Activities

We used less cash in financing activities for the six months ended March 31, 2018 as compared to the same period in 2017. This decrease was the result of receiving proceeds on our long term debt offset by cash paid for distributions, and payments on long term debt during the six months ended March 31, 2018 compared with the same period in 2017.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of March 31, 2018, we expect operations to generate adequate cash flows to maintain operations.
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
Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at March 31, 2018 was 4.60%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $10,272,265 outstanding on the Term Loan at March 31, 2018 and approximately $11,856,000 outstanding on the Term Loan at September 30, 2017.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2018 was 4.60%. There was no balance outstanding on the Declining Loan at March 31, 2018 or September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2018 was 4.57%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2018 or September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at March 31, 2018 was 4.91%. There were borrowings in the amount of approximately $9,703,000 outstanding on the Grain Loadout Facility Loan at March 31, 2018. There were borrowings of $6,476,000 on the Grain Loadout Facility Loan at September 30, 2017. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2018. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2019. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2018.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of approximately $10,272,000 outstanding on the Term Loan and the applicable interest rate was 4.60% at March 31, 2018. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 4.60% at March 31, 2018. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at March 31, 2018 and the applicable interest rate was 4.57%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $9,703,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 4.91% at March 31, 2018. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2018, would be approximately $95,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Corn Futures and Options Contracts	$(437,723)	$162,724	$(181,388)	$556,596
Ethanol Futures and Options Contracts	(252,292)	1,384,770	(325,076)	1,346,560
Natural Gas Futures and Options Contracts	36,584	62,845	157,013	133,830
Soybean Futures and Options Contracts	(753,160)	(2,208)	(929,987)	(2,208)
Soybean Forward Contracts	804,575	—	931,728	—
Totals	$(602,016)	$1,608,131	$(347,710)	$2,034,778

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of March 31, 2018 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2018	Approximate Adverse Change to Income
Natural Gas	3,382,800	MMBTU	10%	$400,590
Ethanol	129,632,400	Gallons	10%	$19,185,595
Corn	43,497,600	Bushels	10%	$15,920,068
DDGs	1,850,400	Tons	10%	$28,246,472
Corn Oil	32,290,800	Pounds	10%	$658,661
Soybeans	9,000,000	Bushels	10%	$7,478,485

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of our 2018 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Air Permit

On January 4, 2018, we received a letter from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) alleging violations of our air permit.  IDEM alleges that we (i) constructed and operated a fermenter without previous construction or operational approval; (ii) constructed and operated emission units (conveyors and legs) without the appropriate emission controls (two baghouses instead of one larger baghouse); (iii) constructed and operated emission units (steel bins) without emission controls; and (iv) operated emission units above the emission limits.  IDEM indicates that it intends to refer this matter for formal enforcement action.  We are currently reviewing the allegations and providing IDEM with additional information.  While we believe that we have certain defenses to these allegations, we are currently unable to determine with any certainty the outcome of this matter including the extent of any potential monetary sanctions that may result.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	First Amendment to Second Amended and Restated Operating Agreement *
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.*
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2018 and September 30, 2017, (ii) Condensed Statements of Operations for the three and six months ended March 31, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (iv) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 8, 2018	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2018	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)