Form 10-Q
period 2018-06-30
Cardinal Ethanol LLC
filed 2018-08-02
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018.

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

As of August 2, 2018, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2018	September 30, 2017
	(Unaudited)
Current Assets
Cash	$10,138,977	$18,995,755
Restricted cash	263,578	401,406
Trade accounts receivable	16,211,221	15,006,093
Miscellaneous receivables	309,885	384,508
Inventories	22,576,144	14,604,975
Prepaid and other current assets	277,566	253,791
Commodity derivative instruments	2,195,419	492,842
Total current assets	51,972,790	50,139,370

Property, plant, and equipment, net	99,778,992	107,936,389

Other Assets
Investment	1,295,192	1,096,237
Total other assets	1,295,192	1,096,237

Total Assets	$153,046,974	$159,171,996

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Advances from customers	375,543	—
Accounts payable	2,950,085	3,983,923
Accounts payable-grain	6,599,526	8,378,095
Accrued expenses	1,103,290	1,381,734
Commodity derivative instruments	2,047,139	513,829
Current maturities of long-term debt	4,390,373	3,749,826
Total current liabilities	17,465,956	18,007,407

Long-Term Debt, net of current maturities	14,355,344	14,581,758

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	50,313,461	55,670,618
Total members' equity	121,225,674	126,582,831

Total Liabilities and Members’ Equity	$153,046,974	$159,171,996

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$71,197,328	$50,900,700	$192,765,153	$168,428,966

Cost of Goods Sold	67,084,985	50,647,521	182,108,709	155,115,697

Gross Profit	4,112,343	253,179	10,656,444	13,313,269

Operating Expenses	1,866,720	1,511,346	5,192,734	4,132,967

Operating Income (Loss)	2,245,623	(1,258,167)	5,463,710	9,180,302

Other Income (Expense)
Interest expense	(246,388)	—	(671,881)	(270,467)
Miscellaneous income	14,433	20,576	75,214	51,911
Total	(231,955)	20,576	(596,667)	(218,556)

Net Income (Loss)	$2,013,668	$(1,237,591)	$4,867,043	$8,961,746

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$138	$(85)	$333	$614

Distributions Per Unit	$100	$275	$700	$1,075

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities
Net income	$4,867,043	$8,961,746
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	8,707,377	7,711,431
Change in fair value of commodity derivative instruments	(169,266)	97,075
Gain on sale of equipment	(9,561)	—
Non-cash dividend income	(198,955)	(157,986)
Change in operating assets and liabilities:
Trade accounts receivables	(1,205,128)	(2,217,551)
Miscellaneous receivable	74,623	(84,601)
Inventories	(7,971,169)	(2,328,951)
Prepaid and other current assets	(23,775)	(144,184)
Advances from customers	375,543	—
Accounts payable	(1,033,838)	1,002,947
Accounts payable-grain	(1,778,569)	(1,655,494)
Accrued expenses	1,150,576	(853,442)
Net cash provided by operating activities	2,784,901	10,330,990

Cash Flows from Investing Activities
Capital expenditures	(118,953)	(4,948,318)
Payments for construction in progress	(1,860,488)	(5,784,595)
Proceeds from sale of equipment	10,000	—
Net cash used for investing activities	(1,969,441)	(10,732,913)

Cash Flows from Financing Activities
Distributions paid	(10,224,200)	(15,701,450)
Proceeds from revolving credit loan	10,349,708	—
Payments against revolving credit loan	(10,349,708)	—
Proceeds from long-term debt	3,524,049	4,404,149
Payments on long-term debt	(3,109,915)	(2,183,812)
Net cash used for financing activities	(9,810,066)	(13,481,113)

Net Decrease in Cash and Restricted Cash	(8,994,606)	(13,883,036)

Cash and Restricted Cash – Beginning of Period	19,397,161	24,462,911

Cash and Restricted Cash – End of Period	$10,402,555	$10,579,875

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$10,138,977	$9,687,682
Restricted Cash - Balance Sheet	263,578	892,193
Cash and Restricted Cash	10,402,555	10,579,875

Supplemental Cash Flow Information
Interest paid	$651,915	$402,194

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$32,259	$1,104,190

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the nine months ended June 30, 2018 and 2017, the Company produced approximately 95,662,000 and 92,758,000 gallons of ethanol, respectively.

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
June 30, 2018

cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, we consider this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2018 and September 30, 2017, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2018. These inventories are stated at market value, which may include reductions for quality.

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

Revenue Recognition

The Ethanol Division generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company may sell a portion of its ethanol to its marketer at an interim or provisional price. The marketer takes title to the ethanol, but by contract, the final price risk remains with the Company. The Company's products are sold Free on Board (FOB) shipping point.

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Revenue is recorded

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

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
June 30, 2018

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

2. CONCENTRATIONS

Two major customers accounted for approximately 95% of the outstanding accounts receivable balance at June 30, 2018 and 95% at September 30, 2017. These same two customers accounted for approximately 79% and 82% of revenue for the three and nine month periods ended June 30, 2018 and 96% of revenue for the three and nine month periods ended June 30, 2017.

3.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2018 (Unaudited)	September 30, 2017
Ethanol Division:
Raw materials	$7,170,056	$5,754,084
Work in progress	1,228,171	1,354,346
Finished goods	2,110,499	2,722,869
Spare parts	2,837,969	2,633,371
Ethanol Division Subtotal	$13,346,695	$12,464,670
Trading Division:
Grain inventory	$9,229,449	$2,140,305
Trading Division Subtotal	$9,229,449	$2,140,305
Total Inventories	$22,576,144	$14,604,975

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2018, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2020 for approximately 5.6% of expected production needs for the next 21 months. Approximately 5.5% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2018 or September 30, 2017. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At June 30, 2018, the Ethanol Division had forward dried distiller grains sales contracts for approximately 41.6% of expected production for the next 3 months at various fixed prices for delivery periods through September 2018. At June 30, 2018, the Company had forward corn oil contracts at various prices for delivery through July 2018, which approximates just part of that month's production. Also, at June 30, 2018, the Company had forward natural gas contracts for approximately 34.5% of expected purchases for the next 16 months at various prices for various delivery periods through October 2019. Additionally, at June 30, 2018, the Trading Division had forward soybean purchase contracts for various delivery periods through July 2018 (See Note 4). Approximately 3.2% of the forward soybean purchases were with related parties.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

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

At June 30, 2018, the Ethanol Division had a net short (selling) position of 5,207,715 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of June 30, 2018 and are forecasted to settle for various delivery periods through December 2019. At June 30, 2018, the Company had a net long (buying) position of 1,680,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through July 2018. At June 30, 2018, the Trading Division also had a net short (selling) position of 2,155,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2018, forecasted to settle for various delivery periods through July 2019. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2018:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Commodity Derivative Instruments - Current	$—	$189,525
Corn Futures and Options Contracts	Commodity Derivative Instruments - Current	$764,098	$—
Soybean Futures and Options Contracts	Commodity Derivative Instruments - Current	$1,379,469	$—
Soybean Forward Purchase Contracts	Commodity Derivative Instruments - Current	$51,852	$1,857,614
Totals	Commodity Derivative Instruments - Current	$2,195,419	$2,047,139

As of June 30, 2018, the Company had approximately $264,000 cash collateral (restricted cash) related to ethanol, corn, natural gas and soybean derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's futures and options derivative financial instruments at September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months and nine months ended June 30, 2017 and June 30, 2018:

Instrument	Statement of Operations Location	Three Months 6/30/2017	Nine Months 6/30/2017	Three Months 6/30/2018	Nine Months 6/30/2018
Corn Futures and Options Contracts	Cost of Goods Sold	$(113,169)	$443,427	$1,464,076	$1,282,687
Ethanol Futures and Options Contracts	Revenues	13,855	1,360,415	(142,568)	(467,644)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	25,018	158,848	8,577	165,590
Soybean Futures and Options Contracts	Cost of Good Sold	14,564	12,356	4,149,333	3,219,346
Soybean Forward Purchase Contracts	Cost of Goods Sold	—	—	(3,963,696)	(3,031,969)
Totals		$(59,732)	$1,975,046	$1,515,722	$1,168,010

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$764,098	$764,098	$720,519	$43,579	$—
Ethanol Futures and Options Contracts	$(189,525)	$(189,525)	$(189,525)	$—	$—
Soybean Futures and Options Contracts	$1,379,469	$1,379,469	$1,379,469	$—	$—
Soybean Forward Purchase Asset	$51,852	$51,852	$—	$51,852	$—
Soybean Forward Purchase Liability	$(1,857,614)	$(1,857,614)	$—	$(1,857,614)	$—
Soybean Inventory	$—	$9,229,449	$—	$9,229,449	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

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
During the term of the loans, the Company will be subject to certain financial covenants. The minimum working capital is $15,000,000, which is calculated as current assets plus the amount available for drawing under the long term revolving note, less current liabilities. The minimum fixed charge coverage ratio is no less than 1.15:1.0 measured on a rolling four quarter average basis. However, for any reporting period, if the Company's working capital is equal to or more than $25,000,000, the Company will be subject to maintaining a debt service charge coverage ratio of no less than 1.15:1.0 in lieu of the fixed charge coverage ratio.

Term Loan

The interest rate on the Term Loan at June 30, 2018 was 5.21% and at September 30, 2017 was 4.20%. There were borrowings in the amount of approximately $9,498,000 outstanding on the Term Loan at June 30, 2018 and approximately $11,856,000 outstanding at September 30, 2017. The Term Loan requires monthly installment payments of principal and interest of approximately $282,700, with a final maturity date of February 28, 2021.

Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at June 30, 2018 was 5.21% and at September 30, 2017 was 4.20%. There were no borrowings outstanding on the Declining Loan at June 30, 2018 or at September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds.The interest

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

rate at June 30, 2018 was 4.89% and at September 30, 2017 was 4.14%. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2018 or at September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rateat June 30, 2018 was 5.21% and at September 30, 2017 was 4.22%. There were borrowings in the amount of approximately $9,248,000 and $6,476,000 outstanding on the Grain Loadout Facility Loan at June 30, 2018 and September 30, 2017, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

Long-term debt, as discussed above, consists of the following at June 30, 2018:

Term note	$9,497,849
Grain Loadout facility loan	9,247,868
Less amounts due within one year	(4,390,373)
Net long-term debt	$14,355,344

The estimated maturities of long-term debt at June 30, 2018 are as follows:

July 1, 2018 to June 30, 2019	$4,390,373
July 1, 2019 to June 30, 2020	4,550,014
July 1, 2020 to June 30, 2021	4,843,177
July 1, 2021 to June 30, 2022	1,428,571
July 1, 2022 to June 30, 2023	3,533,582
Total long-term debt	$18,745,717

7. LEASES

At June 30, 2018, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2018 to June 30, 2019	$1,022,047
July 1, 2019 to June 30, 2020	918,000
July 1, 2020 to June 30, 2021	918,000
July 1, 2021 to June 30, 2022	382,500
Total minimum lease commitments	$3,240,547

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Patent Infringement

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

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

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 79% of total revenues and corn costs average 63% of total cost of goods sold.

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

10. BUSINESS SEGMENTS

Based on the growth of the Company's Trading Division during the first quarter of fiscal 2018 and operations in fiscal 2018, the Company has determined it now has two reportable operating segments. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2018

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$57,912,534	$50,900,700	$164,337,421	$168,428,966
Grain trading	$13,284,794	$—	$28,427,732	$—
Total Revenue	$71,197,328	$50,900,700	$192,765,153	$168,428,966

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$3,427,027	$253,179	$9,646,359	$13,313,269
Grain trading	$685,316	$—	$1,010,085	$—
Total Gross Profit	$4,112,343	$253,179	$10,656,444	$13,313,269

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$1,756,168	$(1,258,167)	$5,029,913	$9,180,302
Grain trading	$489,455	$—	$433,797	$—
Total Operating Income (Loss)	$2,245,623	$(1,258,167)	$5,463,710	$9,180,302

	June 30, 2018	September 30, 2017
Grain Inventories:	(unaudited)
Ethanol production	$7,170,056	$5,754,084
Grain trading	$9,229,449	$2,140,305
Total Grain Inventories	$16,399,505	$7,894,389

	June 30, 2018	September 30, 2017
Total Assets:	(unaudited)
Ethanol production	$131,974,040	$156,548,789
Grain trading	$21,072,934	$2,623,207
Total Assets	$153,046,974	$159,171,996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2018, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

On May 15, 2018, the board of directors declared a cash distribution. The dates and amounts are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 15, 2018	$100	$1,460,600	May 2018

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$71,197,328	100.0	$50,900,700	100.0
Cost of Goods Sold	67,084,985	94.2	50,647,521	99.5
Gross Profit	4,112,343	5.8	253,179	0.5
Operating Expenses	1,866,720	2.6	1,511,346	3.0
Operating Income (Loss)	2,245,623	3.2	(1,258,167)	(2.5)
Other Income (Expense), Net	(231,955)	(0.4)	20,576	0.1
Net Income (Loss)	$2,013,668	2.8	$(1,237,591)	(2.4)

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017:

	2018		2017
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$57,912,534	81.3%	50,900,700	100.0%
Grain trading	13,284,794	18.7	—	—
Total Revenue	$71,197,328	100.0%	$50,900,700	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$44,624,976	77.1%	$41,833,898	82.2%
Distillers Grains Sales	11,348,365	19.6	7,083,349	13.9
Corn Oil Sales	1,802,185	3.1	1,860,078	3.7
Carbon Dioxide Sales	124,358	0.2	123,375	0.2
Other Revenue	12,650	—	—	—
Total Revenues	$57,912,534	100.0%	$50,900,700	100.0%

Ethanol

Our revenues from ethanol increased in the three months ended June 30, 2018 as compared the to the same period in 2017.

We experienced an increase in ethanol gallons sold of approximately 12.53% for the three months ended June 30, 2018 as compared to the same period in 2017 resulting primarily from increased ethanol production rates and ethanol yields. We are currently operating at approximately 38% above our nameplate capacity. Management anticipates that going forward our plant will produce approximately 135 million gallons annually due to completion of various projects increasing our production capacity.

The average price per gallon of ethanol sold for the three months ended June 30, 2018 was approximately 5.52% lower than our average price per gallon of ethanol sold for the same period in 2017. This decrease in average market price for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is due to concerns related to recent trade disputes with countries such as China, Mexico and the European Union and the potential for the imposition of tariffs on products produced in the United States. In addition, ethanol prices may have been negatively impacted by waivers granted by the EPA exempting certain refiners from compliance with the RFS.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks increase due to increased production in the industry. A decline in ethanol exports due to trade disputes resulting in tariffs imposed on ethanol produced in the United States would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the use of higher blends. Finally, the granting of additional EPA waivers to refiners would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains increased in the three months ended June 30, 2018 as compared to the same period in 2017. This increase in revenues is the result of an increase in the average market price per ton of distillers grains sold for the period ended June 30, 2018 as compared to the same period in 2017.

The average price per ton of distillers grains sold for the three months ended June 30, 2018 was approximately 71.14% higher than the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains is due to higher corn prices and strong export demand from foreign markets during the three months ended June 30, 2018 as compared to the same period in 2017, which has resulted in an increase in the price of distillers grains as a percentage of corn values.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes with countries such as China, Mexico and the European Union have created additional uncertainty as to future export demand. If export demand suffers, this could lead to lower distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

Domestic demand for distillers grains may be negatively affected by a seasonal decline during the summer months. In addition, lower corn prices and growing conditions in a particular season’s harvest resulting in poor corn quality could lead to lower distillers grains prices.  In addition, increased production of distillers grains by the ethanol industry would have a negative effect of prices.

We sold approximately 6.38% less tons of distillers grains in the three months ended June 30, 2018 as compared to the same period in 2017 due primarily to yield improvement in our ethanol production which reduces the output of distillers grains. Management expects distillers grains production will be relatively comparable going forward to levels of production for the three months ended June 30, 2018.

Corn Oil

Our revenues from corn oil sales decreased in the three months ended June 30, 2018 as compared to the same period in 2017 which was mainly the result of lower corn oil prices. The average price per pound of corn oil was approximately 17.24% lower for the three months ended June 30, 2018 as compared to the same period in 2017 due primarily to uncertainty of biodiesel demand. We sold approximately 19.54% more tons of corn oil in the three months ended June 30, 2018 as compared to the same period in 2017 due to increased yield per bushel and higher production rates correlating to higher ethanol production rates.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may be negatively affected if the renewable volume obligations for biodiesel are reduced by the EPA or if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. Corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. In addition, recent trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. Management expects corn oil production will be relatively comparable going forward to levels of production for the three months ended June 30, 2018.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$13,275,694	99.9%	$—	—%
Other Revenue	9,100	0.1
Total Revenues	$13,284,794	100.0%	$—	—%

Soybeans

We began operating the Trading Division in late September 2017. During the three months ended June 30, 2018 our revenues were derived primarily from transporting and selling soybeans.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold as a percentage of revenues was approximately 81.2% for the three months ended June 30, 2018 as compared to approximately 99.5% for the same period in 2017. This decrease in cost of goods sold as a percentage of revenues was the result of distillers grains revenue being 65% higher while corn prices were 4% higher for the three months ended June 30, 2018 as compared to the same period in 2017. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2018, we used approximately 2.48% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2017 because our plant was running at a higher production rate. During the three months ended June 30, 2018, our average price paid per bushel of corn was approximately 2.09% higher as compared to the same period in 2017. Increased volatility in corn prices during the three months ended June 30, 2018, was primarily due to concerns related to planting conditions and domestic corn stocks. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease in cost of natural gas for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of a decrease of approximately 13.74% in the average price per MMBTU of natural gas due to increased natural gas stocks. We also used approximately 4.23% more natural gas for the three months ended June 30, 2018 as compared to the same period in 2017, mostly because of higher ethanol production levels for the period.

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

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2018 and 2017:

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$12,599,478	100.0%	$—	—%
Total Cost of Goods Sold	$12,599,478	100.0%	$—	—%

We began operating the Trading Division in late September 2017. During the three months ended June 30, 2018 our cost was primarily the procurement of soybeans for sale.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.6% for the three months ended June 30, 2018 as compared to operating expenses of approximately 3.0% of revenues for the same period in 2017. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

Our income from operations for the three months ended June 30, 2018 was approximately 3.2% of our revenues as compared to operating loss of approximately 2.5% of revenues for the same period in 2017. The increase in operating income for the three months ended June 30, 2018 was primarily the result of higher distillers grain prices as discussed above.

Other Expense

Our other expense for the three months ended June 30, 2018 and our other income for the same period in 2017 was minimal. Our other expense for the three months ended June 30, 2018 consisted primarily of interest expense.

Results of Operations for the Nine Months Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$192,765,153	100.0	$168,428,966	100.0
Cost of Goods Sold	182,108,709	94.5	155,115,697	92.1
Gross Profit	10,656,444	5.5	13,313,269	7.9
Operating Expenses	5,192,734	2.7	4,132,967	2.5
Operating Income	5,463,710	2.8	9,180,302	5.4
Other Expense, Net	(596,667)	(0.3)	(218,556)	(0.1)
Net Income	$4,867,043	2.5	$8,961,746	5.3

Revenues

We have two reportable segments--the Ethanol Division and the Trading Division. Our revenues from operations from our Ethanol Division come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues from operations of our Trading Division are derived from procuring, transporting and selling grain commodities. Revenues in each division also include net gains or losses from derivatives related to products sold.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended June 30, 2018 and 2017.

	2018		2017
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$164,337,421	85.3%	$168,428,966	100.0%
Grain trading	28,427,732	14.7	—	—
Total Revenue	$192,765,153	100.0%	$168,428,966	100.00%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$127,131,852	77.4%	$139,639,375	82.9%
Distillers Grains Sales	30,733,044	18.7	22,276,935	13.2
Corn Oil Sales	5,858,735	3.6	5,916,563	3.5
Carbon Dioxide Sales	371,106	0.2	358,525	0.2
Other Revenue	242,684	0.1	237,568	0.2
Total Revenues	$164,337,421	100.0%	$168,428,966	100.0%

Ethanol

Our revenues from ethanol decreased in the nine months ended June 30, 2018 as compared the to the same period in 2017.

The average price per gallon of ethanol sold for the nine months ended June 30, 2018 was approximately 15.92% lower than our average price per gallon of ethanol sold for the same period in 2017. This decrease in average market price for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 is due to increased industry-wide production which was in excess of demand. In addition, concerns related to recent trade disputes and waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

We experienced an increase in ethanol gallons sold of approximately 3.46% for the nine months ended June 30, 2018 as compared to the same period in 2017 resulting primarily from normal fluctuations in when our customers order and when those orders are filled by shipments. We are currently operating at approximately 38% above our nameplate capacity. Management anticipates that going forward our plant will produce approximately 135 million gallons annually due to completion of various projects increasing our production capacity.

Distillers Grains

Our revenues from distillers grains increased in the nine months ended June 30, 2018 as compared to the same period in 2017. This increase in revenues is the result of an increase in the average market price per ton of distillers grains sold for the period ended June 30, 2018 as compared to the same period in 2017.

The average price per ton of distillers grains sold for the nine months ended June 30, 2018 was approximately 46.53% higher than the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains is due to higher export demand during the nine months ended June 30, 2018 as compared to the same period in 2017, which has resulted in an increase in the price of distillers grains as a percentage of corn values.

We sold approximately 5.43% less tons of distillers grains in the nine months ended June 30, 2018 as compared to the same period in 2017 due primarily to yield improvement in our ethanol production which reduces the output of distillers grains. Management expects distillers grains production will be relatively comparable going forward to levels of production for the nine months ended June 30, 2018.

Corn Oil

Our revenues from corn oil sales was comparable in the nine months ended June 30, 2018 as compared to the same period in 2017. The average price per pound of corn oil was lower for the nine months ended June 30, 2018 as compared to the same period in 2017. We sold more tons of corn oil in the nine months ended June 30, 2018 as compared to the same period in 2017 due to increased yield per bushel.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$28,409,832	99.9%	$—	—%
Other Revenue	17,900	0.1	—
Total Revenues	$28,427,732	100.0%	$—	—%

Soybeans

We began operating the Trading Division in late September 2017. During the nine months ended June 30, 2018 our revenues were derived primarily from transporting and selling soybeans.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold as a percentage of revenues was approximately 94.5%for the nine months ended June 30, 2018 as compared to approximately 92.1% for the same period in 2017. This increase in cost of goods sold as a percentage of revenues was the result of the narrowing of the margin between ethanol prices relative to the cost of corn for the nine months ended June 30, 2018 as compared to the same period in 2017. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2018, we used approximately 6.62% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2017 because we produced 1.65% more gallons of denatured ethanol and improved yield per bushel by 2.20%. During the nine months ended June 30, 2018, our average price paid per bushel of corn was approximately 2.13% lower as compared to the same period in 2017. Corn prices have trended lower due to the plentiful 2017 harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Natural Gas

Our natural gas cost after hedging was lower during the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. This decrease in cost of natural gas for the nine months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of an decrease of approximately 4.47% in the average price per MMBTU of natural gas due to increased natural gas stocks. We also used approximately 1.92% more natural gas for the nine months ended June 30, 2018 as compared to the same period in 2017 because of higher ethanol production levels for the period.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2018 and 2017:

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$27,417,647	100.00%	$—	—%
Total Cost of Goods Sold	$27,417,647	100.00%	$—	—%

We began operating the Trading Division in late September 2017. During the nine months ended June 30, 2018 our cost was primarily the procurement of soybeans for sale.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.7% for the nine months ended June 30, 2018 as compared to operating expenses of approximately 2.5% of revenues for the same period in 2017. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

Our income from operations for the nine months ended June 30, 2018 was approximately 2.8% of our revenues as compared to operating income of approximately 5.4% of revenues for the same period in 2017. The decrease in operating income for the nine months ended June 30, 2018 was primarily the result of increased corn prices relative to the price of ethanol.

Other Expense

Our other expense for the nine months ended June 30, 2018 and for the same period in 2017 was minimal. Our other expense for the nine months ended June 30, 2018 and June 30, 2017 consisted primarily of interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2018

The following table highlights the changes in our financial condition:

	June 30, 2018 (Unaudited)	September 30, 2017
Current Assets	$51,972,790	$50,139,370
Current Liabilities	$17,465,956	$18,007,407
Long-Term Liabilities	$14,355,344	$14,581,758
Member's Equity	$121,225,674	$126,582,831

We experienced an increase in our current assets at June 30, 2018 as compared to September 30, 2017. This increase was primarily driven by an increase in our grain inventories at June 30, 2018 as compared to September 30, 2017 due to operations of our Trading Division. We also experienced an increase in our commodity derivative instruments due to relatively stable grain prices during the period. The value of our derivative instruments are most affected by movements in market prices. We also experienced an increase in our trade accounts receivable due to the normal ebbs and flows of our operating cycle. These increases were partially offset by a decrease in our cash due to payments for grain inventories.

We experienced a decrease in our total current liabilities at June 30, 2018 as compared to September 30, 2017. This decrease was primarily due to a decrease in grain accounts payable due to disbursements to producers for deferred payments in early January 2018 and a decrease in trade accounts payable due to payments on capital projects in the first and second quarters of our 2018 fiscal year. These decreases were partially offset by an increase in current maturities of long term debt due to recording monthly payments due on the Grain Loadout Facility Loan over the next twelve months as a current liability. The loan converted to a term loan in December 2017.

We experienced a decrease in our long-term liabilities as of June 30, 2018 as compared to September 30, 2017. At June 30, 2018, we had $14,355,344 of outstanding borrowings due in greater than one year from the balance sheet date as compared to $14,581,758 at September 30, 2017 because of the additional debt incurred in the first quarter of fiscal year 2018 for construction of the grain receiving and loading facility for our Trading Division.

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

The following table shows cash flows for the nine months ended June 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$2,784,901	$10,330,990
Net cash used for investing activities	$(1,969,441)	$(10,732,913)
Net cash used for financing activities	$(9,810,066)	$(13,481,113)
Net decrease in Cash and Restricted cash	$(8,994,606)	$(13,883,036)
Cash and Restricted cash, beginning of period	$19,397,161	$24,462,911
Cash and Restricted cash, end of period	$10,402,555	$10,579,875

Cash Flow from and used in Operations

We experienced a decrease in our cash flow from operations for the nine months ended June 30, 2018 as compared to the same period in 2017. This was primarily the result of decreased net income as a result of decreased ethanol prices relative to the cost of corn and cash used on inventory and other working capital components for the nine months ended June 30, 2018 compared with the same period in 2017.

Cash Flow used for Investing Activities

We used less cash in investing activities for the nine months ended June 30, 2018 as compared to the same period in 2017. Cash used in investing activities was used for payments for construction in progress and capital expenditures due to our capital projects which were substantially completed and paid by December 31, 2017.

Cash Flow used for Financing Activities

We used less cash in financing activities for the nine months ended June 30, 2018 as compared to the same period in 2017. This decrease was mainly the result less cash paid for distributions, and less net proceeds on long term debt during the nine months ended June 30, 2018 compared with the same period in 2017.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent with the relative price levels as of June 30, 2018, we expect operations to generate adequate cash flows to maintain operations.

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
Term Loan

The interest rate on the Term Loan is based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The interest rate at June 30, 2018 was 5.21%. The Term Loan requires monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. There was approximately $9,498,000 outstanding on the Term Loan at June 30, 2018 and approximately $11,856,000 outstanding on the Term Loan at September 30, 2017.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2018 was 5.21%. There was no borrowings outstanding on the Declining Loan at June 30, 2018 or September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2018 was 4.89%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2018 or September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at June 30, 2018 was 5.21%. There were borrowings in the amount of approximately $9,248,000 outstanding on the Grain Loadout Facility Loan at June 30, 2018. There were borrowings of $6,476,000 on the Grain Loadout Facility Loan at September 30, 2017. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

Covenants

During the term of the loans, we will be subject to certain financial covenants. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities. Our minimum fixed charge coverage ratio is no less than 1.15:1.0 measured on a rolling four quarter average basis. However, for any reporting period, if our working capital is equal to or more than $25,000,000, we will be subject to maintaining a debt service charge coverage ratio of no less than 1.15:1.0 in lieu of the fixed charge coverage ratio.

Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2018. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30, 2019. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2018.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Term Loan, Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate for the Term Loan is the 3-month LIBOR rate plus 290 basis points with no minimum. There were borrowings in the amount of approximately $9,498,000 outstanding on the Term Loan and the applicable interest rate was 5.21% at June 30, 2018. The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.21% at June 30, 2018. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at June 30, 2018 and the applicable interest rate was 4.89%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $9,248,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 5.21% at June 30, 2018. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2018, would be approximately $98,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Corn Futures and Options Contracts	$1,464,076	$(113,169)	$1,282,687	$443,427
Ethanol Futures and Options Contracts	(142,568)	13,855	(467,644)	1,360,415
Natural Gas Futures and Options Contracts	8,577	25,018	165,590	158,848
Soybean Futures and Options Contracts	4,149,333	14,564	3,219,346	12,356
Soybean Forward Contracts	(3,963,696)	—	(3,031,969)	—
Totals	$1,515,722	$(59,732)	$1,168,010	$1,975,046

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of June 30, 2018 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2018	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$502,672
Ethanol	128,203,880	Gallons	10%	$17,948,543
Corn	43,170,488	Bushels	10%	$14,257,425
DDGs	324,000	Tons	10%	$4,002,621
Corn Oil	31,500,000	Pounds	10%	$683,970
Soybeans	5,000,000	Bushels	10%	$1,373,787

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of our 2018 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Air Permit

On January 4, 2018, we received a letter from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) alleging violations of our air permit.  IDEM alleges that we (i) constructed and operated a fermenter without previous construction or operational approval; (ii) constructed and operated emission units (conveyors and legs) without the appropriate emission controls (two baghouses instead of one larger baghouse); (iii) constructed and operated emission units (steel bins) without emission controls; and (iv) operated emission units above the emission limits.  IDEM indicates that it intends to refer this matter for formal enforcement action.  We are currently reviewing the allegations and have provided IDEM with additional information.  While we believe that we have certain defenses to these allegations, we are currently unable to determine with any certainty the outcome of this matter including the extent of any potential monetary sanctions that may result.

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

Failures of our information technology infrastructure could have a material adverse effect on operations.  We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A cyber attack or other information security breach could have a material adverse effect on our operations and result in financial losses. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. On April 2, 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff may reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2018 and September 30, 2017, (ii) Condensed Statements of Operations for the three and nine months ended June 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (iv) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 2, 2018	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2018	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)