Form 10-K
period 2018-09-30
Cardinal Ethanol LLC
filed 2018-11-21
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2018

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
☐ Yes     ☒ No

As of March 31, 2018, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $52,085,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 21, 2018, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2018.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Reduction or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distillers grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service any debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing any indebtedness; and

•	Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol,distillers grains, and soybeans produced in the United States.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We began producing ethanol, distillers grains and corn oil at the plant in November 2008 (the "Ethanol Division"). In addition, we in 2017 added a facility to allow us to procure, transport and sell grain commodities through our new grain operations (the "Trading Division").

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

Ethanol Division

In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Our annual ethanol production for the fiscal year ended September 30, 2018 increased to approximately 131 million gallons due to the completion of certain projects which added storage capacity, improved process efficiencies, and added an additional cooling tower cell and a beer-degasser.

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

Principal Products

The principal products in our Ethanol Division are fuel-grade ethanol and distillers grains. In addition, we are extracting corn oil and capturing a portion of the raw carbon dioxide we produce for sale. The table below shows the approximate percentage of our total ethanol division revenue which is attributed to each of our products for each of our last three fiscal years.

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	77%	83%	78%
Distillers Grains	19%	14%	18%
Corn Oil	4%	4%	4%
Carbon Dioxide	< 1%	< 1%	< 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 16.4 billion gallons with approximately 3% of that capacity idled as of September 20, 2018.

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

Over the past year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. China, India, the Philippines and South Korea have also been top destinations. However, tariffs implemented by Brazil and China on ethanol imported from the United States and the potential for the imposition of tariffs by other countries due to trade disputes with the United States, may reduce overall ethanol export demand, which could have a negative effect on domestic ethanol prices. In addition, ethanol export demand is typically more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. Dollar is a force that may negatively impact ethanol exports from the United States.

Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past two years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, export markets have become increasingly diversified with Turkey, Mexico and South Korea received the largest percentage of distillers grains produced in the United States and Thailand, Vietnam, Indonesia and Canada also receiving notable amounts. However, recent trade disputes with other countries have created additional uncertainty as to future export demand.

As described below in "Distribution Methods," we sell carbon dioxide to Air Products and Chemicals, Inc. ("Air Products") and we market and distribute all of the corn oil we produce directly to end users and third party brokers in the domestic market.

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
Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex's commission. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol. This agreement provides for an annual cap on the commission paid to Murex. Effective November 18, 2018, we further amended our agreement to provide for the payment of the commission to Murex to be calculated on each net gallon of ethanol taken under the agreement. The amendment provides that Murex will handle all RIN activity, submit regulatory reports, and lease us a minimum number of tank cars for rail transportation and manage the tank car fleet in exchange for a monthly payment. The amendment also extends the term of the agreement until November 30, 2022, to be renewed thereafter automatically for one-year periods unless either party gives notice of non-renewal.
Distillers Grains
We have entered into an agreement with CHS, Inc. to market all distillers grains we produce at the plant. CHS, Inc. is a diversified energy, grains and foods company owned by farmers, ranchers and cooperatives. CHS, Inc. provides products and services ranging from grain marketing to food processing to meet the needs of its customers around the world. We receive a percentage of the selling price actually received by CHS, Inc. in marketing our distillers grains to its customers. The agreement remains in effect unless otherwise terminated by either party with 120 days notice. Under the agreement, CHS, Inc. is responsible for all transportation arrangements for the distribution of our distillers grains.
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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. The statutory volumes and the EPA's volumes for 2014, 2015, 2016, 2017 and 2018 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule 11/30/2016	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule 11/30/2017	19.29	15.00

On June 26, 2018, the EPA released a proposed rule to set the renewable volume obligation for 2019. The EPA proposes to set the total volume obligation at 19.88 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. A public hearing on the proposed rule was held in July and the public comment period expired on August 17, 2018. The final rule is expected to be issued in November 2018. If the volume requirements of the RFS were to be reduced in the future, it could have an adverse effect on market prices and demand for ethanol. In addition, the EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits known as RINs. If the increase in discretionary waivers by the ERPA were to continue, it could negatively affect ethanol prices.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these green house gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS up to 115,000,000 gallons annually due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement. Therefore, we are not required to prove compliance with the lifecycle green house gas reductions for a significant amount of our production. Certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

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

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks are currently required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevent E15 from being used during certain times of the year in various states. Recently President Trump announced plans to change this policy. However, the EPA has not yet taken steps to enable the year-round sale of E15 and it is unclear when this might occur.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2018, we incurred costs and expenses of approximately $166,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of September 20, 2018, the Renewable Fuels Association estimates that there are approximately 210 ethanol production facilities in the United States with capacity to produce approximately 16.4 billion gallons of ethanol and seven additional plants under expansion or construction with capacity to produce an additional 362 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,711
Green Plains Renewable Energy	1,475
Valero Renewable Fuels	1,400
Flint Hill Resources LP	840
Updated: September 20, 2018

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

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While in the past there were a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been an increased focus on developing these recharging stations which have made electric car technology more widely available. This additional competition from alternate sources could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants produced approximately 44 million metric tons of distillers grains in 2017.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during the fiscal year ended September 30, 2018, compared to the same period in 2017 due to increased supply resulting from a plentiful 2017 harvest in our corn supply region. On September 12, 2018, the United States Department of Agriculture ("USDA") released a report estimating the 2018 corn crop in the United States at approximately 14.8 billion bushels, up 2% from last year's production, with yields averaging 181.3 bushels per acre. The USDA forecasted area harvested for grain at 81.8 million acres, down 1% from 2017. The Indiana corn crop is estimated to be approximately 945 million bushels, up 1% from 2017. Yields in Indiana are expected to be approximately 192 bushels per acre, up 7% from 2017. Management will continue to monitor the availability of corn in our area.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2018 was approximately 3.3% more MMBTUs than for last fiscal year, constituting approximately 4.4% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Trading Division

We procure, transport and sell grain commodities through our Trading Division which began operations at the end of our fourth fiscal quarter of 2017. To provide funding for the construction of this facility, we obtained a construction loan in the amount of $10,000,000 which converted to term debt effective December 31, 2017 (the "Grain Loadout Facility Loan"). Please refer to Item 8- Financial Statements, Note 8 - Bank Financing for additional details.

Principal Products

We have and expect to continue to buy primarily soybeans and corn from producers relying principally on forward purchase contracts to ensure an adequate supply of grain. However, we occasionally also purchase grain the day of delivery. Grain prices are typically comprised of futures prices on the Chicago Mercantile Exchange ("CME") and local basis adjustments.

Grain Markets and Distribution Methods

Grain shipments are made by rail and truck. Our sales are made to grain processors and export markets in the southeastern United States. Our grain sales are generally made by contract for delivery in a future period. Income is expected to be earned on grain bought and sold, the appreciation or depreciation in the basis value of the grain held and the appreciation or depreciation between the futures contract months.

Competition

We primarily compete in the purchase of grain on a local or regional basis although there are some larger national and international companies that maintain regional grain purchase and storage facilities. We compete in the sale of grain with other public and private grain brokers, elevator operators and farmer owned cooperatives. Competition is based primarily on price, service and reliability.

Seasonality of Grain Purchases and Sales

Our grain operations are somewhat seasonal in nature in that the grain we procure is harvested in October and November. The largest portion of the grain is delivered by producers in the fall although we buy and sell a significant portion of our grain throughout the year.

Risk Management

We manage the futures price risk of changing commodity prices by entering into exchange-traded futures contracts on the CME. The CME is a regulated commodity futures exchange that maintains futures markets for the grain we trade. Futures prices are determined by worldwide supply and demand.

We entered into a Risk Management Agreement with John Stewart & Associates ("JS&A") under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol, co-products and soybeans. In exchange for JS&A's risk management services, we pay JS&A a fee of $1,500 per month. We are currently on a month to month basis for this contract with JS&A. The agreement may be terminated by either party at any time upon written notice.

We also entered into an agreement with Advance Trading to assist us with hedging corn, ethanol, natural gas and soybeans. We pay them a fee of $3,000 per month for these services. The term of the agreement is month-to-month and may be terminated by either party at any time upon proper notice.

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

Employees

We have 56 full-time employees as of November 21, 2018.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the Ethanol Division and for purchases of grain commodities for the Trading Division. Our primary source of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $5,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. At September 30, 2018, we have approximately $15,000,000 available to draw on the Revolving Credit Loan to provide additional working capital. We will discuss the Declining Loan and Revolving Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations".

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2019 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2018. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2019. However, unforeseen circumstances may develop which could result in violations of our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other significant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains, corn oil and carbon dioxide or if economic or political factors adversely affect the market for ethanol, distillers grains, corn oil or carbon dioxide. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  In addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hill Resources LP, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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
The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. In addition, the EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits known as RINs. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

A reduction in distillers grains exports to China could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China was the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. China began imposing anti-dumping and anti-subsidy duties during 2016 as a result of a preliminary ruling on its investigation. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

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

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and could negatively impact our ability to profitably operate the ethanol plant.

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

In September 2017, we completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow us to procure, transport and sell grain commodities.

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

On February 16, 2010, ICM, Inc. agreed to indemnify the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system and agrees to defend the Company. Several of the other defendants also use equipment and processes provided by ICM, Inc. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in this lawsuit and the appeal filed by GS CleanTech. If GS CleanTech were to be successful in the appeal filed and allowed to continue to pursue its claims, we estimate that damages, if awarded, would be based on a reasonable royalty to, or lost profits of, GS CleanTech. Because of its rulings, it seems unlikely that the District Court would deem the case exceptional. However, in the event it would be deemed to be exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. ICM, Inc. has also agreed to indemnify us. However, in the event that damages were to be awarded, if ICM, Inc. does not fully indemnify us for any reason, we could be liable and could also be required to cease use of our oil separation process and seek out a replacement or cease oil production altogether.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Units

As of November 21, 2018, we had approximately 14,606 membership units outstanding and approximately 1,145 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2017 1st	$13,500	$15,150	$13,807	38
2017 2nd	$14,000	$15,000	$14,363	41
2017 3rd	$14,000	$15,100	$14,815	42
2017 4th	$15,500	$15,600	$15,591	22
2018 1st	$14,000	$14,000	$14,000	5
2018 2nd	$11,500	$12,000	$11,778	9
2018 3rd	$—	$—	$—	—
2018 4th	$9,500	$9,985	$9,781	12

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2017 1st	$13,500	$15,150	$14,236	43
2017 2nd	$14,000	$15,500	$14,459	52
2017 3rd	$14,000	$15,500	$15,166	86
2017 4th	$15,400	$17,000	$16,000	47
2018 1st	$13,000	$14,000	$13,650	20
2018 2nd	$12,000	$13,750	$13,222	90
2018 3rd	$11,000	$11,000	$11,000	10
2018 4th	$9,985	$11,800	$11,354	9

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “Composite”) and the NASDAQ Clean Edge Green Energy Index (the "CELS"). The graph assumes $100 was invested in each of our units, the Composite and the CELS on September 30, 2013. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the years ended September 30, 2016, 2015 and 2014 and the selected income statement data and other financial data for the years ended September 30, 2015 and 2014 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2018 and 2017 and the selected income statement data and other financial data for the years ended September 30, 2018, 2017 and 2016 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2018	2017	2016	2015	2014
Revenues	$266,858,452	$228,496,827	$222,895,449	$240,695,293	$337,355,515

Cost Goods Sold	251,670,473	209,241,617	204,014,877	197,305,291	244,414,762

Gross Profit	15,187,979	19,255,210	18,880,572	43,390,002	92,940,753

Operating Expenses	6,778,756	5,520,971	5,233,634	4,714,891	4,945,382

Operating Income	8,409,223	13,734,239	13,646,938	38,675,111	87,995,371

Other Income (Expense), Net	(778,158)	(309,615)	(125,143)	46,706	(733,697)

Net Income	$7,631,065	$13,424,624	$13,521,795	$38,721,817	$87,261,674

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income Per Unit	$522	$919	$926	$2,651	$5,974

Cash Distributions Per Unit	$950	$1,175	$1,630	$3,500	$4,547

Balance Sheet Data:	2018	2017	2016	2015	2014
Current Assets	$46,351,013	$50,139,370	$48,529,843	$48,646,801	$60,034,736

Net Property and Equipment	96,948,671	107,936,389	104,461,078	107,998,425	105,632,776

Other Assets	1,295,192	1,096,237	938,251	823,494	718,553

Total Assets	144,594,876	159,171,996	153,929,172	157,468,720	166,386,065

Current Liabilities	16,941,813	18,007,407	11,676,852	11,997,241	13,380,637

Long-Term Debt	7,314,867	14,581,758	11,932,063	4,865,236	—

Members' Equity	120,338,196	126,582,831	130,320,257	140,606,243	153,005,428

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We produce ethanol, distillers grains and corn oil at our plant located near Union City, Indiana. In addition, we procure, transport and sell grain commodities.

Results of Operations for the Fiscal Years Ended September 30, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenues	$266,858,452	100.0	$228,496,827	100.0
Cost of Goods Sold	251,670,473	94.3	209,241,617	91.6
Gross Profit	15,187,979	5.7	19,255,210	8.4
Operating Expenses	6,778,756	2.5	5,520,971	2.4
Operating Income	8,409,223	3.2	13,734,239	6.0
Other Expense, net	(778,158)	(0.3)	(309,615)	(0.1)
Net Income	$7,631,065	2.9	$13,424,624	5.9

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the fiscal years ended September 30, 2018 and 2017:

	2018		2017
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$222,847,401	83.5%	$228,496,827	100.0%
Grain trading	44,011,051	16.5	—	—
Total Revenue	$266,858,452	100.0%	$228,496,827	100.0%

Ethanol Division

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$171,669,232	77.0%	$188,860,886	82.7%
Distillers Grains Sales	42,422,819	19.1	30,886,518	13.5
Corn Oil Sales	8,020,761	3.6	8,010,124	3.5
CO2 Sales	477,355	0.2	481,893	0.2
Other Revenue	257,234	0.1	257,406	0.1
Total Revenues	$222,847,401	100.0%	$228,496,827	100.0%

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2018 as compared to our fiscal year ended September 30, 2017. This decrease in revenues is primarily the result of a lower average price per gallon of ethanol sold for the fiscal year ended September 30, 2018 as compared to the same period in 2017.

We experienced an increase in ethanol gallons sold of approximately 3.6% for the fiscal year ended September 30, 2018 as compared to the same period in 2017 resulting primarily from increased ethanol production rates. We are currently operating at approximately 35% above our nameplate capacity due to completion of certain improvements during our 2016 and 2017 fiscal years which increased our annual production rate. Management expects ethanol production will further increase for the fiscal year ended September 30, 2019 due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2018 was approximately 12.7% lower than our average price per gallon of ethanol sold for the same period in 2017. Ethanol prices were lower during the fiscal year ended September 30, 2018 due to increased industry-wide production which was in excess of demand. In addition, recent trade disputes with countries such as China, Mexico and the European Union and the potential for the imposition of tariffs on products produced in the United States have had a negative effect on ethanol prices. Finally, ethanol prices may have been negatively impacted by the increase in the number of waivers granted by the EPA exempting certain refiners from compliance with the RFS.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices increase, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks grow because of expansion of production capacity in the industry. A decline in ethanol exports due to trade disputes resulting in tariffs imposed on ethanol produced in the United States would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the used of higher blends.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2018 as compared to the same period in 2017. This increase in revenues is primarily the result of an increase in the average market price per ton of distillers grains sold for the period ended September 30, 2018 compared to the same period in 2017. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2018 increased by approximately 42.4% compared to the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains is due to increased export demand from nations other than China during the fiscal year ended September 30, 2018 as compared to the same period in 2017. In addition, poor corn quality from the 2016 corn crop had a negative effect on the price of distillers grains during our 2017 fiscal year.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes with countries such as China, Mexico and the European Union have created additional uncertainty as to future export demand. If export demand suffers, this could lead to lower distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease due to expansion of production capacity in the ethanol industry or if lower corn or soybean prices result in end-users switching to lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in lower distillers grains prices.

We experienced a decrease of approximately 3.6% in distillers grains tons sold in the fiscal year ended September 30, 2018 as compared to the same period in 2017 due to higher ethanol and corn oil yields which decreased production of distillers grains. Management anticipates that our annual distillers grains production volume will increase for the fiscal year ended September 30, 2019 due to completion of various projects which are expected to increase our ethanol production rate to approximately 140 million gallons. However, this increase in production may be offset somewhat by a decrease in DDGS yield per bushel.

Corn Oil

Our revenues from corn oil sales increased by approximately 0.1% in the fiscal year ended September 30, 2018 as compared to the same period in 2017 which resulted from a 15.6% increase in the number of pounds sold despite a $0.11 decrease in the average selling price for the corn oil sold in the fiscal year ended September 30, 2018 as compared to the same period in 2017. The 15.6% increase in corn oil sold during the fiscal year ended September 30, 2018 as compared to the same period in 2017 was principally because of increased oil extraction rates per bushel of corn, which we attribute mostly to the higher quality of corn available and purchased during the fiscal year. The increased overall production rate of the plant in the fiscal year ended September 30, 2018 also contributed to higher corn oil sales.

The average price per pound of corn oil sold for the fiscal year ended September 30, 2018 decreased by approximately 10.7% as compared to the same period in 2017 due primarily to increased production by the ethanol industry and to uncertainty of biodiesel demand. Management anticipates that higher production and an over-supply will keep prices low into 2019. Corn oil prices may be negatively affected if the renewable volume obligations for biodiesel are reduced by the EPA or if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. In addition, recent trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. Management expects corn oil production will increase for the fiscal year ended September 30, 2019 due to completion of various projects which are expected to increase our ethanol production rate to approximately 140 million gallons which would also increase our corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$43,975,501	99.9%	$—
Other Revenue	$35,550	0.1
Total Revenues	$44,011,051	100.0%	$—	—%

We began operating the Trading Division in late September 2017. During the fiscal year ended September 30, 2018 our revenues were derived primarily from transporting and selling soybeans. The average price per bushel of soybeans sold was $9.61 based on sales of approximately 4,582,000 bushels for the fiscal year ended September 30, 2018.

Cost of Goods Sold

Ethanol Division

Our Ethanol Division cost of goods sold as a percentage of its revenues was approximately 94.1% for the fiscal year ended September 30, 2018 as compared to approximately 91.5% for the same period in 2017. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2018 as compared to the same period in 2017. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2018, the bushels of corn we used to produce our ethanol, distillers grains and corn oil increased by approximately 1.9% as compared to the same period in 2017. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2018 compared to the same period in 2017. During the fiscal year ended September 30, 2018, our average price paid per bushel of corn decreased approximately 2.9% as compared to the same period in 2017 due primarily to a plentiful 2017 harvest which kept corn prices low until concerns related to planting conditions and domestic corn stocks led to increased volatility in corn prices in the late spring and early summer months. Better growing conditions in July and August relieved those concerns.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017. This decrease in the cost of natural gas for the fiscal year ended September 30, 2018 as compared to the same period in 2017 was primarily the result of a decrease of approximately 5.4% in the average price per MMBTU of natural gas due to an increase in natural gas stocks. We also used approximately 3.3% more natural gas for the fiscal year ended September 30, 2018 as compared to the same period in 2017 because of higher ethanol production.

Management expects that natural gas prices will be dependent upon the severity of the coming winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2018 and 2017:

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$42,062,458	95.6%	$—	—%
Total Cost of Goods Sold	$42,062,458	95.6%	$—	—%

We began operating the Trading Division in late September 2017. During the fiscal year ended September 30, 2018 our cost was primarily the procurement of soybeans for sale.

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

Operating Expense

Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. The increase was due primarily to the depreciation of Trading Division assets of approximately $770,000 for the year ended September 30, 2018. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent with 2018 into and throughout our 2019 fiscal year.

Operating Income

Our income from operations for the fiscal year ended September 30, 2018 was approximately 3.2% of our revenues compared to operating income of approximately 6.0% of revenues for the same period in 2017. The decrease in operating income for the fiscal year ended September 30, 2018 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

We had other expense of approximately 0.3% of revenues for the fiscal year ended September 30, 2018 compared to other income of approximately 0.1% of revenues for the same period in 2017. This increase in other expense for the fiscal year ended September 30, 2018, was primarily due to drawing additional funds on our debt facilities which increased our interest expense for our fiscal year ended September 30, 2018.

Subsequent Event

On November 6, 2018, we experienced an explosion in one of our DDGS silos. There were no injuries related to the incident and the damage was limited to the DDGS silos and the associated materials handling equipment. Operations at the plant were temporarily suspended pending an evaluation and assessment of the situation. The plant resumed operations within a few days of the incident. The extent of monetary damages related to the incident has not yet been fully determined. We are presently working with our insurance carrier and other experts to assess the amount of the damages.

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

Revenues

The Trading Division began operations at the end of our fourth fiscal quarter of 2017. Although we bought soybeans and entered into forward purchase contracts for soybean purchases and sales, we determined that the Trading Division was not material to our business at September 30, 2017 and therefore, was not a reportable, separate business segment at that time and all operations were included in what is now the ethanol production segment. For the fiscal years ended September 30, 2017 and 2016, revenues come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our revenue for the fiscal years ended September 30, 2017 and 2016:

Ethanol

Our revenues from ethanol increased for our fiscal year ended September 30, 2017 as compared to our fiscal year ended September 30, 2016. This increase in revenues was primarily the result of an increase in the average price per gallon of ethanol sold for the fiscal year ended September 30, 2017 as compared to the same period in 2016.

	2017		2016
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$188,860,886	82.7%	$173,252,481	77.7%
Distillers Grains Sales	30,886,518	13.5	40,709,845	18.3
Corn Oil Sales	8,010,124	3.5	8,226,924	3.7
CO2 Sales	481,893	0.2	514,937	0.2
Other Revenue	257,406	0.1	191,262	0.1
Total Revenues	$228,496,827	100%	$222,895,449	100%

We experienced an increase in ethanol gallons sold of approximately 4.8% for the fiscal year ended September 30, 2017 as compared to the same period in 2016 resulting primarily from increased ethanol production rates.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2017 was approximately 4.2% more than our average price per gallon of ethanol sold for the same period in 2016. Ethanol prices were higher during the fiscal year ended September 30, 2017 due to increased export demand which offset increased industry-wide production. In addition, lower corn, crude oil and gasoline prices during the 2016 fiscal year had a negative affect on ethanol prices for that period.

Distillers Grains

Our revenues from distillers grains decreased in the fiscal year ended September 30, 2017 as compared to the same period in 2016. This decrease in revenues was primarily the result of a decrease in the average market price per ton of distillers grains sold for the period ended September 30, 2017 compared to the same period in 2016. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2017 was approximately 25.3% lower than the average price per ton of distillers grains sold for the same period in 2016. This decline in the market price of distillers grains was due to increased industry-wide production along with lower export demand during the fiscal year ended September 30, 2017 as compared to the same period in 2016 which resulted in a decline in the price of distillers grains as a percentage of corn values. In addition, poor corn quality from the 2016 corn crop had a negative effect on the price of distillers grains during our 2017 fiscal year.

China was historically a significant consumer of exported distillers grains particularly since December of 2014 following the resolution of a dispute related to China's objection to the presence of an unapproved genetically modified organism in some U.S. shipments. However, an anti-dumping investigation began in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China resulting in lower distillers grains prices.

We experienced an increase of approximately 1.5% in distillers grains tons sold in the fiscal year ended September 30, 2017 as compared to the same period in 2016 due primarily to timing of shipments.

Corn Oil

Our revenues from corn oil sales decreased by approximately 2.6% in the fiscal year ended September 30, 2017 as compared to the same period in 2016 which was primarily a result of a decrease of gallons of corn oil sold in the fiscal year ended September 30, 2017 as compared to the same period in 2016. We sold approximately 10.3% less corn oil in the fiscal year ended September 30, 2017 as compared to the same period in 2016 due primarily to decreased oil extraction rates per bushel of corn, which was primarily attributed to the the quality of corn purchased.

The average price per pound of corn oil was approximately 7.7% higher for the fiscal year ended September 30, 2017 as compared to the same period in 2016 due primarily to higher demand from the biodiesel industry during our first fiscal quarter of 2017 and from the feed industry during our second fiscal quarter of 2017 which positively impacted the market price of corn oil. However, corn oil demand was lower during the last half of our fiscal year.

Cost of Goods Sold

Our cost of goods sold of the Ethanol Division as a percentage of its revenues was approximately 91.5% for the fiscal year ended September 30, 2017 as compared to approximately 91.5% for the same period in 2016. While the cost of goods sold was virtually the same in 2017 and 2016, the total cost of goods sold increased from $204,015,000 in 2016 to $209,138,000 in 2017. This dichotomy arose from the increased production in 2017 over 2016 and because the price of corn decreased by 1.6%. Another contributor was the price of natural gas, which increased 19.2% in 2017 compared to 2016.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2017, we used approximately 3.4% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2016. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2017 compared to the same period in 2016. During the fiscal year ended September 30, 2017, our average price paid per bushel of corn increased approximately 1.6% as compared to the same period in 2016 due primarily to market concerns in the late spring and early summer months about wet conditions in our area of the corn belt. Better growing conditions in July and August relieved those concerns but the higher prices earlier caused the average annual price to be higher.

Natural Gas

Our natural gas cost was higher during our fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016. This increase in the cost of natural gas for the fiscal year ended September 30, 2017 as compared to the same period in 2016 was primarily the result of an increase of approximately 19.2% in the average price per MMBTU of natural gas due to lower production and increased demand which used up natural gas stocks built up in 2015. We also used approximately

3.1% more natural gas for the fiscal year ended September 30, 2017 as compared to the same period in 2016 because of higher ethanol production.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.4% and 2.3% for the fiscal years ended September 30, 2017 and 2016, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.

Operating Income

Our income from operations for the fiscal year ended September 30, 2017 was approximately 6.0% of our revenues compared to operating income of approximately 6.2% of revenues for the same period in 2016. The decrease in operating income for the fiscal year ended September 30, 2017 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

We had other expense of approximately 0.1% of revenues for the fiscal year ended September 30, 2017 compared to other income of approximately 0.1% of revenues for the same period in 2016. This increase in other expense for the fiscal year ended September 30, 2017, was primarily due to drawing additional funds on our debt facilities which increased our interest expense for our fiscal year ended September 30, 2017.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2018

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Current Assets	$46,351,013	$50,139,370
Current Liabilities	16,941,813	18,007,407
Long-term Liabilities	7,314,867	14,581,758
Members' Equity	120,338,196	126,582,831

We experienced a decrease in our current assets at September 30, 2018 as compared to September 30, 2017. This decrease was primarily driven by a decrease in our trade accounts receivable at September 30, 2018 compared to September 30, 2017 because of the shorter payment terms under the amended marketing agreement with our ethanol marketer.

We experienced a decrease in our current liabilities at September 30, 2018 compared to September 30, 2017. This decrease is primarily due to the lower current portion of long-term debt at September 30, 2018 as compared to September 30, 2017 which resulted from paying the outstanding balance of the Term Loan in August 2018. This decrease was partially offset by an increase in our commodity derivative instrument liability positions at September 30, 2018.

We experienced a decrease in our long-term liabilities as of September 30, 2018 compared to September 30, 2017. This decrease resulted from paying the outstanding balance of the Term Loan in August 2018.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2019 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2018 and 2017

The following table shows cash flows for the fiscal year ended September 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$25,369,114	$21,535,242
Net cash used for investing activities	(2,064,437)	(12,950,173)
Net cash used for financing activities	(23,463,846)	(13,650,819)
Net decrease in cash & restricted cash	(159,169)	(5,065,750)
Cash & restricted cash, beginning of period	19,397,161	24,462,911
Cash & restricted cash, end of period	$19,237,992	$19,397,161

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the fiscal year ended September 30, 2018 as compared to the same period in 2017. This increase was due to a decrease in payment time from the point of sale from our ethanol marketer during the fiscal year ended September 30, 2018 as compared with the same period in 2017.

Cash Flow used for Investing Activities

We used less cash in investing activities for the fiscal year ended September 30, 2018 as compared to the same period in 2017. This decrease was primarily the result of decreased payments for construction in progress because the construction of the grain receiving and loading facility for our Trading Division was finished at the beginning of 2018 and no new large capital projects were in progress during our 2018 fiscal year.

Cash Flow used for Financing Activities

We used more cash for financing activities for the fiscal year ended September 30, 2018 as compared to the same period in 2017. This increase was the result of paying the outstanding balance on the Term Loan in August 2018. This increase was partially offset by a decrease in distributions to our members during the fiscal year ended September 30, 2018 as compared with the same period in 2017.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2018, we expect operations to generate adequate cash flows to maintain operations.
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

Short and Long Term Debt Sources

We have a loan agreement consisting of four loans, the Term Loan, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Grain Loadout Facility Loan (formerly the Construction Loan). In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and an assignment of material contracts. Please refer to "Item 8 - Financial Statements, Note 8 - Bank Financing" for additional details regarding the Amendment. On August 22, 2018, we paid the outstanding balance on the Term Loan and we have no ability to borrow additional funds against the Term Loan.
Term Loan

The interest rate on the Term Loan was formerly based on the 3-month London Interbank Offered Rate ("LIBOR") plus two hundred ninety basis points. The Term Loan required monthly installment payments of approximately $282,700 commencing on September 1, 2016, with a final maturity date of February 28, 2021. The outstanding balance on the Term Loan was repaid in August 2018 and as such, there was $0 outstanding on September 30, 2018 and approximately $11,856,000 outstanding on the Term Loan at September 30, 2017.

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2018 was 5.24%. There was no borrowings outstanding on the Declining Loan at September 30, 2018 or September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority over FNBO. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the 1-month LIBOR plus two hundred ninety basis points. The interest rate at September 30, 2018 was 5.01%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2018 or September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at September 30, 2018 was 5.23%. There were borrowings in the amount of approximately $8,743,000 outstanding on the Grain Loadout Facility Loan at September 30, 2018 and $6,476,000 outstanding on the Grain Loadout Facility Loan at September 30, 2017. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. During the fiscal year ended September 30, 2018, we have capitalized approximately $15,000 of interest related to the various improvement and construction projects. This compares with approximately $263,000 capitalized in the same period ended September 30, 2017.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2018. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2019. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

We completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow us to procure, transport and sell grain commodities through our new Trading Division. This project was substantially complete at September 30, 2017 for a total cost of approximately $9,300,000. To provide funding for this construction project, we executed a Tenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha. Please refer to "Item 1 - Financial Statements, Note 8 - Bank Financing" for additional details regarding the terms of our construction financing.

The board of directors has approved various capital projects for the 2019 fiscal year in order to make certain improvements to our ethanol plant. These improvements are expected to allow us to increase our annual ethanol production rate to approximately 140 million gallons. We have not yet received bids for construction of these projects. However, we expect to use funds from operations and our existing debt facilities to fund these improvements.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2018:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$10,017,575	$1,851,163	$5,099,955	$3,066,457	$—
Operating Lease Obligations	10,115,700	2,676,660	7,103,880	335,160
Purchase Obligations	29,153,614	26,916,526	2,063,488	173,600	—
Total Contractual Cash Obligations	$49,286,889	$31,444,349	$14,267,323	$3,575,217	$—

The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the obligations incurred as a result of the borrowings against the Term Loan for our expansion projects (discussed above). The operating lease obligations in the table above include our hopper and tank railcars and forklift lease obligations as of September 30, 2018. Purchase obligations consist of forward contracted corn and soybean deliveries and forward contracted natural gas purchases.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2018 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

As of September 30, 2018, we have open short (selling) positions for 10,611,000 bushels of corn and long (buying) positions for 3,795,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 2,310,000 gallons of ethanol and long (buying) positions of 3,150,000 gallons of ethanol on the Chicago Board of Trade. We also have open short (selling) positions for 1,235,000 bushels of soybeans and long (buying) positions of 320,000 bushels of soybeans on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and soybean positions are forecasted to settle through December 2019, March 2019 and July 2019, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

Inventories consist of raw materials, work in process, finished goods, grain inventory and parts. Corn is the primary raw material Finished goods consist of ethanol, dried distiller grains and corn oil. We, other than for our Trading Division, state inventories at the lower of weighted average cost or net realizable value. For our Trading Division, we state our grain inventories at market price less estimated disposition costs. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable costs. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realizable value on inventory to be a critical accounting estimate.

We enter into forward contracts for grain purchases and natural gas to supply the two divisions. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to contracts in place at September 30, 2018. Our estimates include various assumptions including the future prices of ethanol, distillers grains, corn, natural gas and soybeans.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.24% at September 30, 2018. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at September 30, 2018 and the applicable interest rate was 5.01%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $8,743,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 5.23% at September 30, 2018. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2018, would be approximately $46,000.

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

At September 30, 2018, we had a net long position of 840,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through March 2019, a net short position of 6,816,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2019. At September 30, 2018, we had a net short (selling) position of 915,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2018, we also had entered into certain forward purchase contracts at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Corn Derivative Contracts	$1,994,778	$2,003,473	$6,134,582
Ethanol Derivative Contracts	(700,074)	1,640,292	(218,066)
Natural Gas Derivative Contracts	165,590	205,523	(90,442)
Soybean Derivative Contracts	3,495,818	223,409	—
Soybean Forward Purchase and Sales Contracts Derivatives	(1,344,332)	(327,005)	—
Totals	$3,611,780	$3,745,692	$5,826,074

    At September 30, 2018, we had forward corn purchase contracts at various fixed prices for various delivery periods through March 2020 for approximately 5.7% of our expected production needs for the next 18 months. At September 30, 2018, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through January 2019 for approximately 18.6% of expected production for the next 4 months and forward corn oil contracts at various prices for various delivery periods through December 2018 for approximately 48.4% of expected production for the next 3 months. Also, at September 30, 2018, we had forward natural gas contracts for approximately 34.2% of expected purchases for the next 25 months at various prices for various delivery periods through October 2020. We had no forward ethanol sales contracts at fixed prices as of September 30, 2018.

We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2018, the Company had soybean forward purchase and sales contracts at various fixed prices for various delivery periods through July 2019 for approximately 32.33% of its anticipated trading volume of that commodity for the next 10 months.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2018 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2018	Approximate Adverse Change to Income
Natural Gas	945,000	MMBTU	10%	$279,578
Ethanol	135,000,000	Gallons	10%	$17,010,000
Corn	39,459,275	Bushels	10%	$12,676,292
DDGs	303,665	Tons	10%	$4,099,478
Corn Oil	27,658,328	Pounds	10%	$732,946
Soybeans-Purchase	3,653,888	Bushels	10%	$2,833,590
Soybeans-Sale	4,861,473	Bushels	10%	$3,842,994

For comparison purposes, the results of our sensitivity analysis as of September 30, 2017 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2017	Approximate Adverse Change to Income
Natural Gas	1,262,500	MMBTU	10%	$367,009
Ethanol	130,000,000	Gallons	10%	$19,760,000
Corn	40,710,063	Bushels	10%	$14,146,747
DDGs	295,837	Tons	10%	$3,195,040
Corn Oil	23,165,660	Pounds	10%	$671,804
Soybeans - purchase	8,445,899	Bushels	10%	$7,766,004

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC (the Company) as of September 30, 2018 and 2017, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2005.

/s/ Boulay PLLP
Minneapolis, Minnesota
November 21, 2018

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2018	September 30, 2017

Current Assets
Cash	$17,989,013	$18,995,755
Restricted cash	1,248,979	401,406
Trade accounts receivable	9,539,007	15,006,093
Miscellaneous receivables	519,721	384,508
Inventories	16,552,600	14,604,975
Prepaid and other current assets	170,953	253,791
Futures & Options Derivatives	281,438	489,531
Forward Purchase/Sales Derivatives	49,302	3,311
Total current assets	46,351,013	50,139,370

Property, Plant, and Equipment
Land and land improvements	22,507,849	22,454,661
Plant and equipment	158,084,612	156,035,099
Building	7,018,061	7,018,061
Office equipment	814,842	814,842
Vehicles	31,928	31,928
Construction in process	48,429	1,522,246
	188,505,721	187,876,837
Less accumulated depreciation	(91,557,050)	(79,940,448)
Property, Plant, and Equipment, Net	96,948,671	107,936,389

Other Assets
Investment	1,295,192	1,096,237
Total other assets	1,295,192	1,096,237

Total Assets	$144,594,876	$159,171,996

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2018	September 30, 2017

Current Liabilities
Accounts Payable	$2,711,578	$3,983,923
Accounts Payable - Grain	9,597,822	8,378,095
Accrued Expenses	1,289,929	1,381,734
Futures & Options Derivatives	274,118	264,357
Forward Purchase/Sales Derivatives	1,639,795	249,472
Current maturities of long-term debt	1,428,571	3,749,826
Total current liabilities	16,941,813	18,007,407

Long-term debt, net of current maturities	7,314,867	14,581,758

Commitments and Contingencies

Members’ Equity
Member contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	49,425,983	55,670,618
Total members' equity	120,338,196	126,582,831

Total Liabilities and Members’ Equity	$144,594,876	$159,171,996

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016

Revenues	$266,858,452	$228,496,827	$222,895,449

Cost of Goods Sold	251,670,473	209,241,617	204,014,877

Gross Profit	15,187,979	19,255,210	18,880,572

Operating Expenses	6,778,756	5,520,971	5,233,634

Operating Income	8,409,223	13,734,239	13,646,938

Other Income (Expense)
Interest income	—	—	250
Interest expense	(858,725)	(362,188)	(185,870)
Miscellaneous income	80,567	52,573	60,477
Total	(778,158)	(309,615)	(125,143)

Net Income	$7,631,065	$13,424,624	$13,521,795

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$522	$919	$926

Distributions Per Unit	$950	$1,175	$1,630

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016

Cash Flows from Operating Activities
Net income	$7,631,065	$13,424,624	$13,521,795
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	11,624,076	10,876,179	9,698,309
Change in fair value of commodity derivative instruments	1,562,186	(305,963)	258,471
Gain on disposal of fixed asset	(9,560)	(6,600)	—
Non-cash dividend income	(198,955)	(157,986)	(114,757)
Change in operating assets and liabilities:

Trade accounts receivables	5,467,086	(3,431,246)	387,510
Miscellaneous receivable	(135,213)	(248,991)	249,188
Inventories	(1,947,625)	(2,511,506)	1,660,983
Prepaid and other current assets	82,838	(4,792)	257,198
Accounts payable	165,294	1,511,712	(1,144,090)
Accounts payable-corn	1,219,727	3,616,548	(1,995,627)
Accrued expenses	(91,805)	(1,226,737)	428,512
Net cash provided by operating activities	25,369,114	21,535,242	23,207,492

Cash Flows from Investing Activities
Capital expenditures	(118,953)	(571,366)	(6,452,884)
Payments for construction in process	(1,955,484)	(12,385,407)	(478,123)
Proceeds from sale of equipment	10,000	6,600	—
Net cash used for investing activities	(2,064,437)	(12,950,173)	(6,931,007)

Cash Flows from Financing Activities
Distributions paid	(13,875,700)	(17,162,050)	(23,807,781)
Proceeds from line of credit	10,349,708	—	—
Repayment on line of credit	(10,349,708)	—	—
Proceeds from long-term debt	3,524,048	6,475,952	10,134,764
Payments on long-term debt	(13,112,194)	(2,964,721)	(179,647)
Net cash used for financing activities	(23,463,846)	(13,650,819)	(13,852,664)

Net Increase (Decrease) in Cash and Restricted Cash	(159,169)	(5,065,750)	2,423,821

Cash and Restricted Cash – Beginning of Period	19,397,161	24,462,911	22,039,090

Cash and Restricted Cash – End of Period	$19,237,992	$19,397,161	$24,462,911

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$17,989,013	$18,995,755	$23,002,139
Restricted Cash - Balance Sheet	1,248,979	401,406	1,460,772
Cash and Restricted Cash	$19,237,992	$19,397,161	$24,462,911

Supplemental Cash Flow Information
Interest paid	$883,972	$613,856	$320,323

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses and accounts payable	$23,643	$1,461,282	$66,564
Construction period interest capitalized in property, plant and equipment	$14,912	$263,261	$174,594

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

	Member	Retained
	Contributions	Earnings
Balance - September 30, 2015	$70,912,213	$69,694,030

Net income for year ended September 30, 2016	—	13,521,795

Members Distributions	—	(23,807,781)

Balance - September 30, 2016	70,912,213	59,408,044

Net income for year ended September 30, 2017	—	13,424,624

Members Distributions	—	(17,162,050)

Balance - September 30, 2017	70,912,213	55,670,618

Net income for year ended September 30, 2018	—	7,631,065

Members Distributions	—	(13,875,700)

Balance - September 30, 2018	$70,912,213	$49,425,983

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2018, 2017 and 2016, the Company produced approximately 130,500,000, 125,400,000 and 119,800,000 gallons of ethanol, respectively.

During 2017 we completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow us to procure, transport and sell grain commodities through our grain operations (the "Trading Division").

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives, inventory, patronage dividends, long-lived assets and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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
Notes to Audited Financial Statements
September 30, 2018 and 2017

cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, we consider this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2018 and 2017, the Company determined that an allowance for doubtful accounts was not necessary.

Inventories

Ethanol Division (see Reportable Segments) inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable selling costs.

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at September 30, 2018 and 2017. These inventories are stated at market value, which may include reductions for quality.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

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

In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees, commissions and freight due to the marketers are deducted from the gross sales price at the time incurred. Commissions were approximately $2,191,000, $2,279,000 and $2,352,000 for the years ended September 30, 2018, 2017 and 2016, respectively. Freight was approximately $12,643,000, $10,027,000 and $8,637,000 for the years ended September 30, 2018, 2017 and 2016, respectively. Revenue is recorded net of these commissions and freight as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products.

The Trading Division buys, holds and sells inventories of agricultural grains, primarily soybeans, under contracts with other grain dealers or processors. Revenue is recognized when transportation and delivery has occurred under the terms of the sales agreement, the final price for the contract is fixed or determinable and collectability is reasonably assured.

Cost of Goods Sold

Cost of goods sold include corn, trading division grains, natural gas and other components which includes processing ingredients, electricity, depreciation of ethanol production fixed assets and wages, salaries and benefits of production personnel.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, depreciation of trading division fixed assets, property taxes and similar costs.

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements. The Company has elected for its Ethanol Division to apply the normal purchase and normal sale exemption to all forward commodity contracts. For the Trading Division, the Company has elected not to apply the normal purchase normal sale exemption to its forward purchase and sales contracts and therefore marks these derivative instruments to market.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

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

•
Level 3 inputs are unobservable inputs for the asset or liability used to measure fair values to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2018 and 2017 due to the short maturity nature of these instruments. The fair value of derivative instruments, Trading Division inventory, and debt is disclosed in Note 7.

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2018, 2017, or 2016 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2018 or 2017.

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2018 or 2017. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2014, the Company is no longer subject to U.S. Federal income tax examinations.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

Recently Issued or Adopted Accounting Pronouncements

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

Accounting for Leases (Evaluating)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in October 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will significantly impact its financial statements given the Company leases a significant number of rail cars for transporting ethanol and dried distillers grains with solubles (DDGS) to its end customers.

2. CONCENTRATIONS

Two major customers accounted for approximately 87% and 95% of the outstanding accounts receivable balance at September 30, 2018 and September 30, 2017, respectively. These same two customers also accounted for approximately 80% of revenue for the year ended September 30, 2018 and 96% of revenue for each of the years ended September 30, 2017, and 2016.

3.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2018 and 2017 are as follows:

	2018	2017
Financial statement basis of assets	$144,594,876	$159,171,996
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(78,383,631)	(83,107,561)
Book to tax derivative instruments	(330,740)	(492,842)
Capitalized inventory	(518,738)	71,000
Income tax basis of assets	$67,338,377	$77,619,203

Financial statement basis of liabilities	$24,256,680	$32,589,165
Book to tax derivative instruments	(1,913,913)	(513,829)
Accrued employee benefits	(511,753)	(507,866)
Income tax basis of liabilities	$21,831,014	$31,567,470

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

Distribution dates and amounts for the fiscal year ended September 30, 2016 are listed in the table below:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2015	$500	$7,303,000	November 2015
February 9, 2016	300	4,381,800	February 2016
May 17, 2016	230	3,359,380	June 2016
August 16, 2016	600	8,763,601	August 2016
Totals	$1,630	$23,807,781

Distribution dates and amounts for the fiscal year ended September 30, 2017 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016
February 14, 2017	200	2,921,200	February 2017
May 16, 2017	275	4,016,650	May 2017
August 14, 2017	100	1,460,600	August 2017
Totals	$1,175	$17,162,050

Distribution dates and amounts for the fiscal year ended September 30, 2018 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 21, 2017	$400	$5,842,400	December 2017
February 20, 2018	200	2,921,200	February 2018
May 15, 2018	100	1,460,600	June 2018
August 21, 2018	250	3,651,500	August 2018
Totals	$950	$13,875,700

5.  INVENTORIES

Inventories consist of the following as of September 30, 2018 and 2017.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

	September 30, 2018	September 30, 2017
Ethanol Division:
Raw materials	$7,053,371	$5,754,084
Work in progress	1,299,716	1,354,346
Finished goods	1,929,177	2,722,869
Spare parts	2,927,438	2,633,371
Ethanol Division Subtotal	$13,209,702	$12,464,670
Trading Division:
Grain inventory	$3,342,898	$2,140,305
Trading Division Subtotal	$3,342,898	$2,140,305
Total Inventories	$16,552,600	$14,604,975

The Company had a net realizable value write-down of ethanol inventory of approximately $113,000 for the year ended September 30, 2018.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2018, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2020 for approximately 5.7% of expected production needs for the next 18 months . Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2018 and September 30, 2017. At September 30, 2018, the Company has forward natural gas purchase contracts for approximately 34.2% of expected usage for the next 25 months at various prices for various delivery periods through October 2020. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2018. It did have dried distiller grains sales contracts for approximately 18.6% through January 2019 and forward corn oil sales contracts for approximately 48.4% of expected production for the next 3 months at various fixed prices for various delivery periods through December 2018. Also, the Company purchased corn from a related party during the year totaling approximately $435,000.

At September 30, 2018, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through July 2019 for approximately 32.3% of its anticipated trading volume of that commodity for the next 10 months. Also, the Company purchased soybeans from a related party during the year totaling approximately $120,000.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol, soybeans and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn, natural gas and soybean derivative instruments are included as a component of cost of goods sold.
At September 30, 2018, the Ethanol Division had a net short (selling) position of 6,816,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Ethanol Division had a net short (selling) position of 1,710,000 bushels of corn under derivative contracts as of September 30, 2017. Most of these corn derivatives are

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through December 2019 as of September 30, 2018. The Ethanol Division had a net long (buying) position of 840,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Ethanol Division had a net long (buying) position of 210,000 gallons of ethanol under derivative contracts as of September 30, 2017. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through March 2019, as of September 30, 2018. At September 30, 2018, the Ethanol Division uses natural gas derivative contracts used to hedge its forward natural gas purchases. The Ethanol Division had no natural gas under derivative contracts as of September 30, 2018. These natural gas derivatives are traded on the New York Mercantile Exchange. These derivatives have not been designated as effective hedges for accounting purposes.

At September 30, 2018, the Trading Division had a net short (selling) position of 915,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its new Trading Division. The Trading Division had a short (selling) position of 750,000 bushels of soybeans under derivative contracts as of September 30, 2017.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2018:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$—	$118,062
Corn futures and options contracts	Commodity Derivative Instruments - Current	$—	$156,056
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$281,438	$—
Soybean forward purchase and sales contracts	Commodity Derivative Instruments - Current	$49,302	1,639,795

As of September 30, 2018 the Company had approximately $1,249,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by two brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2017:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Commodity Derivative Instruments - Current	$—	$89,019
Corn futures and options contracts	Commodity Derivative Instruments - Current	$489,531	$—
Soybean futures and options contracts	Commodity Derivative Instruments - Current	$—	$175,338
Soybean forward purchase contracts	Commodity Derivative Instruments - Current	$3,311	$249,473

As of September 30, 2017 the Company had approximately $401,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2018:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$1,994,778
Ethanol Futures and Options Contracts	Revenues	(700,074)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	165,590
Soybean Futures and Options Contracts	Cost of Goods Sold	3,495,818
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(1,344,332)
Totals		$3,611,780

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2017:

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2016:

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$6,134,582
Ethanol Futures and Options Contracts	Revenues	(218,066)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(90,442)
Totals		$5,826,074

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(156,056)	$(156,056)	$(164,625)	$8,569	$—
Ethanol Futures and Options Contracts	$(118,062)	$(118,062)	$(118,062)	$—	$—
Soybean Futures and Options Contracts	$281,438	$281,438	$281,438	$—	$—
Soybean Forward Purchase Contracts	$(1,590,493)	$(1,590,493)	$—	$(1,590,493)	$—
Soybean Inventory	$3,342,898	$3,342,898	$—	$3,342,898	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$489,351	$489,351	$489,351		$—
Ethanol Futures and Options Contracts	$(89,019)	$(89,019)	$(89,019)	$—	$—
Soybean Futures and Options Contracts	$(175,338)	$(175,338)	$(175,338)	$—	$—
Soybean Forward Purchase Contracts	$(246,162)	$(246,162)	$—	$(246,162)	$—
Soybean Inventory	$2,140,305	$2,140,305	$—	$2,140,305	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

We determine the fair value of corn futures and options level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2018.

The Company believes the fair value of it's long-term debt at September 30, 2018 and September 30, 2017 approximated the carrying value of approximately $8,743,000 and $11,856,000, respectively. Fair value was estimated using estimated market interest rates at September 30, 2018 and 2017, which considered to be level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

8.  BANK FINANCING

The Company has a loan agreement consisting of four loans, the Term Loan, Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Grain Loadout Facility Loan (formerly the Construction Loan) in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Term Loan, the Revolving Loan and the Grain Loadout Facility Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates. On August 22, 2018, the Company paid the outstanding balance of the Term Loan. The Term Loan is now closed.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

On February 28, 2018, the Company executed a Thirteenth Amendment of First Amended and Restated Construction Loan Agreement (the "Thirteenth Amendment") extending the termination date of the Revolving Credit Loan from February 28, 2018 to February 28, 2019 and modifying the definition of "Borrowing Base" to include soybean inventory.

Declining Note

The maximum availability of the Declining Loan is $5,000,000 and such amount is available for working capital purposes. There were no borrowings outstanding on the Declining Loan at September 30, 2018 or at September 30, 2017. The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at September 30, 2018 and 2017 were 5.24% and 4.20%, respectively.

Term Loan

The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Term Loan at September 30, 2018 and 2017 was 5.24% and 4.20%, respectively. On August 22, 2018, the company paid the outstanding balance of this loan. There were no borrowings outstanding on the Term Loan at September 30, 2018 and $11,856,000 at September 30, 2017.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rates at September 30, 2018 and 2017 were 5.01% and 4.14%, respectively. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2018 or September 30, 2017.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at September 30, 2018 was 5.23%. There were borrowings in the amount of approximately $8,743,000 outstanding on the Grain Loadout Facility Loan at September 30, 2018 and $6,476,000 borrowings on the Grain Loadout Facility Loan at September 30, 2017. During the fiscal year ended September 30, 2018, the Company has capitalized $15,000 of interest related to the various improvement and construction projects. This compares with $263,000 capitalized in the same period ended September 30, 2017.

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

Long-term debt, as discussed above, consists of the following at September 30, 2018:

Grain Load Out Facility Loan	$8,743,438
Less amounts due within one year	1,428,571
Net long-term debt	$7,314,867

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

The estimated maturities of long-term debt at September 30, 2018 are as follows:

October 1, 2018 to September 30, 2019	$1,428,571
October 1, 2019 to September 30, 2020	1,428,571
October 1, 2020 to September 30, 2021	1,428,571
October 1, 2021 to September 30, 2022	1,428,571
October 1, 2022 to September 30, 2023	3,029,154
Total long-term debt	$8,743,438

9. LEASES

At September 30, 2018, the Company had entered into an agreement with its ethanol marketer to lease 225 tank cars needed for ethanol rail transportation at a rate up to current market rates per tank car per month through November 2022. The ethanol purchase and sale agreement was amended from the previous agreement which charged the Company a fixed price per gallon of ethanol through July 27, 2018. This amendment results in a commitment classified as an operating lease as reported in the table below.

At September 30, 2018, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2018 to September 30, 2019	$2,676,660
October 1, 2019 to September 30, 2020	2,928,960
October 1, 2020 to September 30, 2021	2,163,960
October 1, 2021 to September 30, 2022	2,010,960
October 1, 2022 to September 30, 2023	335,160
Total minimum lease commitments	$10,115,700

Rent expense for operating leases was approximately $1,167,000 for 2018 and 2017.

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. In November, 2012, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year. Effective November 18, 2018, the two companies amended the marketing agreement. The amendment added a renewal term to the initial agreement that extends the contract until November 30, 2022. It provided for the payment of the commission to Murex to be calculated on each net gallon of ethanol taken under the agreement. It modified how the cost of rail car shipments are charged to the Company, moving from a per gallon fee to requiring that the marketer provide a minimum 225 rail cars to the Company on a per car per month lease basis as described in Note 9. Finally, it reduced the delivery to payment period.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

Utility Agreement

The Company entered into a natural gas services contract with an initial term of ten years and automatic renewals for up to three consecutive one year periods. Under the contract, the Company agrees to pay a fixed transportation charge per therm delivered for the first five years. For the remaining contract term, the fixed transportation charge will be increased by the compounded inflation rate (as determined by the Consumer Price Index). The contract commenced in November 2008 when plant operations began.

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

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 150 tons of liquid carbon dioxide per day and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98,700 tons each year or approximately $493,500 annually..

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

Patent Infringement

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system infringed its patent. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. However, these rulings have been appealed. The defendants have since settled with

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

the attorneys for GS CleanTech. The manufacturer has, and the Company expects it will continue to, vigorously defend itself and the Company in these lawsuits and the appeal.

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

Subsequent Event

On November 6, 2018, the Company experienced an explosion in one of its DDGS silos. There were no injuries related to the incident and the damage was limited to the DDGS silos and the associated materials handling equipment. Operations at the plant were temporarily suspended pending an evaluation and assessment of the situation. The plant resumed operations within a few days of the incident. The extent of monetary damages related to the incident has not yet been fully determined. The Company is presently working with its insurance carrier and other experts to assess the amount of the damages.

11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $119,000, $113,000 and $121,000 to the defined contribution plan during the years ended September 30, 2018, 2017 and 2016, respectively.

12. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 64% of total revenues and corn costs average 65% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

13. BUSINESS SEGMENTS

Based on the operations of the Company's Trading Division during fiscal 2018, the Company has determined it now has two reportable operating segments. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Revenue:
Ethanol production	$222,847,401	$228,496,827
Grain trading	$44,011,051	$—
Total Revenue	$266,858,452	$228,496,827

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Gross Profit:
Ethanol production	$13,239,386	$19,255,210
Grain trading	$1,948,593	$—
Total Gross Profit	$15,187,979	$19,255,210

	Fiscal Year Ended
	September 30, 2018	September 30, 2017
Operating Income:
Ethanol production	$7,234,593	$13,734,239
Grain trading	$1,174,630	$—
Total Operating Income	$8,409,223	$13,734,239

	September 30, 2018	September 30, 2017
Grain Inventories:
Ethanol production	$7,053,371	$5,754,084
Grain trading	$3,342,898	$2,140,305
Total Grain Inventories	$10,396,269	$7,894,389

	September 30, 2018	September 30, 2017
Total Assets:
Ethanol production	$128,960,169	$156,548,789
Grain trading	$15,634,707	$2,623,207
Total Assets	$144,594,876	$159,171,996

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2018 and 2017

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2018
Revenues	$55,855,489	$65,712,336	$71,197,328	$74,093,297
Gross profit	3,401,352	3,142,752	4,112,343	4,531,533
Operating income	1,762,604	1,455,485	2,245,623	2,945,516
Net income	1,604,508	1,248,869	2,013,668	2,764,025
Basic and diluted earnings per unit	$110	$85	$138	$189

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2017
Revenues	$58,054,764	$59,473,502	$50,900,700	$60,067,861
Gross profit	8,604,588	4,455,502	253,179	5,941,941
Operating income (Loss)	7,417,831	3,020,636	(1,258,167)	4,553,939
Net income (Loss)	7,298,037	2,901,298	(1,237,591)	4,462,880
Basic and diluted earnings (loss) per unit	$500	$199	$(85)	$305

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2016
Revenues	$57,545,036	$51,589,923	$53,951,547	$59,808,943
Gross profit	3,150,962	2,989,165	4,464,503	8,275,942
Operating income	1,781,357	1,502,959	3,237,759	7,124,863
Net income	1,744,134	1,422,174	3,254,249	7,101,238
Basic and diluted earnings per unit	$119	$97	$223	$487

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeff Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2018 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2019 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2018 fiscal year. This proxy statement is referred to in this report as the 2019 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2019 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 41 of this report.

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
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.43	Eleventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective October 31, 2017		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 29, 2017
10.44	Twelfth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective January 29, 2018		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.45	Grain Loadout Facility Term Note		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.46	Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2018		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2018
10.47	Amendment No. 3 to Ethanol Purchase and Sale Agreement with Murex LLC dated July 27, 2018+	X
10.48	Employee Bonus Plan, Amended and Restated for Fiscal Year 2018-19	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2018 and September 30, 2017, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2018, 2017 and 2016, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2018, 2017, and 2016, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 21, 2018	/s/ Jeffrey L. Painter
Jeffrey L. Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 21, 2018	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 21, 2018	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	November 21, 2018	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 21, 2018	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 21, 2018	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 21, 2018	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 21, 2018	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 21, 2018	/s/ David M. Dersch, Jr.
David M. Dersch, Jr., Director

Date:	November 21, 2018	/s/ Steven J. Snider
Steven J. Snider, Director

Date:	November 21, 2018	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 21, 2018	/s/ C. Allan Rosar
C. Allan Rosar, Director

Date:	November 21, 2018	/s/ William R. Garth
William R. Garth, Director

Date:	November 21, 2018	/s/ Robert Baker
Robert Baker, Director

Date:	November 21, 2018
Lewis M. Roch III, Director