Form 10-Q
period 2018-12-31
Cardinal Ethanol LLC
filed 2019-02-07
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2018.

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," or an "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of February 7, 2019, there were 14,606 membership units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2018	September 30, 2018
	(Unaudited)
Current Assets
Cash	$13,441,278	$17,989,013
Restricted cash	938,151	1,248,979
Trade accounts receivable	8,433,770	9,539,007
Miscellaneous receivables	197,784	519,721
Inventories	26,680,276	16,552,600
Prepaid and other current assets	471,703	170,953
Futures & Options Derivatives	159,175	281,438
Forward Purchase/Sales Derivatives	41,957	49,302
Total current assets	50,364,094	46,351,013

Property, plant, and equipment, net	95,206,651	96,948,671

Other Assets
Investment	1,295,192	1,295,192
Total other assets	1,295,192	1,295,192

Total Assets	$146,865,937	$144,594,876

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Advances from customers	1,600,000	—
Accounts payable	2,644,976	2,711,578
Accounts payable-grain	15,145,954	9,597,822
Accrued expenses	1,178,316	1,289,929
Commodity derivative instruments	389,531	1,913,913
Current maturities of long-term debt	1,428,571	1,428,571
Total current liabilities	22,387,348	16,941,813

Long-Term Debt, net of current maturities	6,810,438	7,314,867

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	46,755,938	49,425,983
Total members' equity	117,668,151	120,338,196

Total Liabilities and Members’ Equity	$146,865,937	$144,594,876

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2018	December 31, 2017

Revenues	$50,134,468	$55,855,489

Cost of Goods Sold	50,994,861	52,454,137

Gross Profit (Loss)	(860,393)	3,401,352

Operating Expenses	1,740,777	1,638,748

Operating Income (Loss)	(2,601,170)	1,762,604

Other Income (Expense)
Interest expense	(111,321)	(188,867)
Miscellaneous income	42,446	30,771
Total	(68,875)	(158,096)

Net Income (Loss)	$(2,670,045)	$1,604,508

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(183)	$110

Distributions Per Unit	$—	$400

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$(2,670,045)	$1,604,508
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,825,613	2,890,328
Change in fair value of commodity derivative instruments	(1,394,774)	(477,367)
Loss (gain) on sale of equipment	1,218	(9,560)
Trade accounts receivables	1,109,037	3,767,287
Miscellaneous receivable	321,937	161,778
Inventories	(10,127,676)	(12,498,330)
Prepaid and other current assets	(300,750)	(277,892)
Commodity derivative instruments	—	(128,991)
Advances from customers	1,600,000	1,500,000
Accounts payable	(51,327)	(1,430,727)
Accounts payable-grain	5,548,132	8,106,647
Accrued expenses	(111,613)	1,010,472
Net cash provided by (used in) operating activities	(3,250,248)	4,218,153

Cash Flows from Investing Activities
Capital expenditures	—	(1,580,724)
Payments for construction in progress	(1,103,886)	(89,525)
Proceeds from sale of equipment	—	10,000
Net cash used for investing activities	(1,103,886)	(1,660,249)

Cash Flows from Financing Activities
Distributions paid	—	(5,842,400)
Proceeds from long-term debt	—	3,524,049
Payments on long-term debt	(504,429)	(789,108)
Net cash used for financing activities	(504,429)	(3,107,459)

Net Decrease in Cash and Restricted Cash	(4,858,563)	(549,555)

Cash and Restricted Cash – Beginning of Period	19,237,992	19,397,161

Cash and Restricted Cash – End of Period	$14,379,429	$18,847,606

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$13,441,278	$18,675,293
Restricted Cash - Balance Sheet	938,151	172,313
Cash and Restricted Cash	14,379,429	18,847,606

Supplemental Cash Flow Information
Interest paid	$115,335	$202,869

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$8,368	$139,451

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (unaudited)

	Member Contributions	Retained Earnings
Balance - September 30, 2017	$70,912,213	$55,670,618

Net Income for the three-month period ended December 31, 2017	—	1,604,508

Member Distributions	—	(5,842,400)

Balance - December 31, 2017	$70,912,213	$51,432,726

	Member Contributions	Retained Earnings
Balance - September 30, 2018	$70,912,213	$49,425,983

Net loss for the three-month period ended December 31, 2018	—	(2,670,045)

Balance - December 31, 2018	$70,912,213	$46,755,938

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2018, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the three months ended December 31, 2018 and 2017, the Company produced approximately 30,044,000 and 32,051,000 gallons of ethanol, respectively.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2018 and September 30, 2018, the Company determined that an allowance for doubtful accounts was not necessary.

Advances from Customers

The Company receives cash from time to time from customers before it fulfills its performance obligations to those customers. In those cases, the company records those advance payments as a current liability. The Company has not yet received advances that are expected to remain open beyond one year.

Inventories

Ethanol production division inventories consist of raw materials, work in process, finished goods and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable selling costs.

Trading division inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2018. These inventories are stated at market value, which may include reductions for quality.

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

On November 6, 2018, we experienced an explosion in one of our distillers grain silos. There were no injuries related to the incident and the damage was limited to the distillers grains silos and the associated materials handling equipment. Operations at the plant were temporarily suspended for four days pending an evaluation and assessment of the situation. The plant resumed operations but did not return to full production rates until mid to late December. The extent of the monetary damages related to the incident has not yet been fully determined. We have presently engaged an engineering firm to help us assess the extent of the damage and cost of repairs needed and to assist us with substantiating the claims with the insurance carrier. We believe that our policies cover the damages to the silo and the business interruption costs.

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
December 31, 2018

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities received. Patronage dividends are recognized when received and included within revenue in the condensed statements of operations.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, corn oil, soybeans and carbon dioxide to our customers. The consideration we receive for these products is fixed based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

•
Ethanol. The Company sells its ethanol via a marketing agreement with Murex, LLC. Murex sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Murex and the Company. Murex then provides a schedule of deliveries required and an order for each rail car or tankers needed to fulfill their commitment with the end user. These are individual performance obligations of the Company. The marketing agreement calls for control and title to pass when the delivery vehicle is filled. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and insurance.

•
Distillers grains. The Company engages another third-party marketing company, CHS, Inc, to sell one hundred percent of the distillers grains it produces at the plant. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon among the three parties and CHS provides schedules and orders representing performance obligations. Revenue is recognized net of commissions, freight and fees.

•
Distillers corn oil (corn oil). The Company sells its production of corn oil directly to commercial customers. The customer is provided with a delivery schedule and pick up orders representing performance obligations are fulfilled when the customer’s driver picks up the scheduled load. The price is agreed upon at the time each contract is made, and the Company recognizes revenue at the time of delivery at that price.

•
Carbon dioxide. The Company sells a portion of the carbon dioxide it produces to a customer that maintains a plant on-site for a set price per ton. Delivery is defined as transference of the gas from our stream to their plant.

•
Soybeans and other grains. The Company sells soybeans exclusively to commercial mills, processors or grain traders. Contracts are negotiated directly with the parties at prices based on negotiated prices.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

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

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Evaluating)

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in October 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will significantly impact its financial statements given the Company has leased a significant number of rail cars for transporting Dried Distillers' Grains with Solubles (DDGS) to its customers.

Revenue Recognition (Adopted)

Effective October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1 - Accounting policies and Note 2 - Revenue for further details.

2.  REVENUE

Adoption of ASC Topic 606

On October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the October 1, 2018 balance sheet for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the statements of operations or balance sheets for the three months ended December 31, 2018 and 2017.

Revenue Recognition

Revenue is recognized at a single point in time when the Company satisfies its performance obligation under the terms of a contract with a customer. Generally, this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration expected, as specified in the contract with a customer, to be received in exchange for transferring goods or providing services.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended December 31, 2018:
Three Months Ended December 31, 2018

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$32,613,479	$—	$32,613,479
Distillers' grains	10,166,079	—	10,166,079
Corn Oil	1,767,284	—	1,767,284
Carbon Dioxide	139,520	—	139,520
Other	14,151	4,500	18,651
Total revenues from contracts with customers	44,700,513	4,500	44,705,013

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	5,429,455	5,429,455
Total revenues from contracts accounted for as derivatives	—	5,429,455	5,429,455
Total Revenues	$44,700,513	$5,433,955	$50,134,468

(1) Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC Topic 606), where the company recognizes revenue when control of the inventory is transferred within the meaning of ASC Topic 606 as required by ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets.

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol and distillers grains. These terms are generally 10 - 20 days after the week of the transfer of control.

The Company has standard payment terms of net 10 days for its invoices for corn oil.

The contractual terms with the carbon dioxide customer calls for an annual settlement.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

Contract Liabilities

The Company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of its contracts with customers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

3. CONCENTRATIONS

Two major customers accounted for approximately 91% of the outstanding accounts receivable balance at December 31, 2018 and 87% at September 30, 2018. These same two customers accounted for approximately 85% of revenue for the three month period ended December 31, 2018 and 87% of revenue for the three month period ended December 31, 2017.

4.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2018 (Unaudited)	September 30, 2018
Ethanol Division:
Raw materials	$7,865,631	$7,053,371
Work in progress	1,310,142	1,299,716
Finished goods	4,166,598	1,929,177
Spare parts	2,798,580	2,927,438
Ethanol Division Subtotal	$16,140,951	$13,209,702
Trading Division:
Grain inventory	$10,539,325	$3,342,898
Trading Division Subtotal	$10,539,325	$3,342,898
Total Inventories	$26,680,276	$16,552,600

The Company had a net realizable value write-down of Ethanol Division inventory of approximately $616,000 and $83,000 for the three months ended December 31, 2018 and 2017, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2018, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through May 2020 for approximately 5.1% of expected production needs for the next 17 months. Approximately 4.9% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2018 or September 30, 2018. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At December 31, 2018, the Ethanol Division had forward dried distiller grains sales contracts for approximately 24.1% of expected production for the next 3 months at various fixed prices for delivery periods through March 2019. At December 31, 2018, the Company had forward corn oil contracts at various prices for delivery through February 2019, which approximates just part of that month's production. Also, at December 31, 2018, the Company had forward natural gas contracts for approximately 29.6% of expected purchases for the next 22 months at various prices for various delivery periods through October 2020. Additionally, at December 31, 2018, the Trading Division had forward soybean purchase contracts for various delivery periods through November 2019 (See Note 4). Approximately 10.8% of the forward soybean purchases were with related parties.

5. DERIVATIVE INSTRUMENTS

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
December 31, 2018

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

At December 31, 2018, the Ethanol Division had a net short (selling) position of 3,215,000 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of December 31, 2018 and are forecasted to settle for various delivery periods through March 2020. At December 31, 2018, the Company had a net short (selling) position of 420,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through May 2019. At December 31, 2018, the Trading Division also had a net short (selling) position of 1,480,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2018, forecasted to settle for various delivery periods through November 2019. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2018:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Commodity Derivative Instruments - Current	$—	$8,967
Corn Futures and Options Contracts	Commodity Derivative Instruments - Current	$159,175	$—
Soybean Futures and Options Contracts	Commodity Derivative Instruments - Current	$—	$89,446
Soybean Forward Purchase and Sales Contracts	Commodity Derivative Instruments - Current	$41,957	$291,118
Totals	Commodity Derivative Instruments - Current	$201,132	$389,531

As of December 31, 2018, the Company had approximately $938,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

The following table provides balance sheet details regarding the Company's futures and options derivative financial instruments at September 30, 2018:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Commodity Derivative Instruments - Current	$—	$118,062
Corn Futures and Options Contracts	Commodity Derivative Instruments - Current	$—	$156,056
Soybean Futures and Options Contracts	Commodity Derivative Instruments - Current	$281,438	$—
Soybean Forward Purchase and Sales Contracts	Commodity Derivative Instruments - Current	$49,302	$1,639,795
Totals	Commodity Derivative Instruments - Current	$330,740	$1,913,913

As of September 30, 2018, the Company had approximately $1,249,000 of cash collateral (restricted cash) related to ethanol, corn and soybean derivatives held by two brokers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the three months ended December 31, 2017 and December 31, 2018:

Instrument	Statement of Operations Location	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Corn Futures and Options Contracts	Cost of Goods Sold	$(74,454)	$256,335
Ethanol Futures and Options Contracts	Revenues	21,739	(72,784)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	37,727	120,429
Soybean Futures and Options Contracts	Cost of Good Sold	(199,602)	350,214
Soybean Forward Purchase Contracts	Cost of Goods Sold	1,649,846	(176,827)
Totals		$1,435,256	$477,367

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$159,175	$159,175	$159,251	$(76)	$—
Ethanol Futures and Options Contracts	$(8,967)	$(8,967)	$(8,967)	$—	$—
Soybean Futures and Options Contracts	$(89,446)	$(89,446)	$(98,638)	$9,192	$—
Soybean Forward Purchase Contracts	$(249,161)	$(249,161)	$—	$(249,161)	$—
Soybean Inventory	$10,539,325	$10,539,325	$—	$10,539,325	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(156,056)	$(156,056)	$(164,625)	$8,569	$—
Ethanol Futures and Options Contracts	$(118,062)	$(118,062)	$(118,062)	$—	$—
Soybean Futures and Options Contracts	$281,438	$281,438	$281,438	$—	$—
Soybean Forward Purchase Contracts	$(1,590,493)	$(1,590,493)	$—	$(1,590,493)	$—
Soybean Inventory	$3,342,898	$3,342,898	$—	$3,342,898	$—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. Corn futures and

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

options and soybean forward purchase contracts are reported at fair value utilizing Level 2 inputs from current contract prices that are being issued by the Company. Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality.

7.  BANK FINANCING

The Company has a loan agreement consisting of three loans, the Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Grain Loadout Facility Loan (formerly the Construction Loan) in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Declining Loan and the Grain Loadout Facility Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates.
Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at December 31, 2018 was 5.30% and at September 30, 2018 was 5.24%. There were no borrowings outstanding on the Declining Loan at December 31, 2018 or at September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds.The interest rate at December 31, 2018 was 5.25% and at September 30, 2018 was 5.01%. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2018 or at September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate at December 31, 2018 was 5.64% and at September 30, 2018 was 5.23%. There were borrowings in the amount of approximately $8,239,000 and $8,743,000 outstanding on the Grain Loadout Facility Loan at December 31, 2018 and September 30, 2018, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

Long-term debt, as discussed above, consists of the following at December 31, 2018:

Grain Loadout facility loan	$8,239,009
Less amounts due within one year	$1,428,571
Net long-term debt	$6,810,438

The estimated maturities of long-term debt at December 31, 2018 are as follows:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

January 1, 2019 to December 31, 2019	$1,428,571
January 1, 2020 to December 31, 2020	1,428,571
January 1, 2021 to December 31, 2021	1,428,571
January 1, 2022 to December 31, 2022	1,428,571
January 1, 2023 to December 31, 2023	2,524,725
Total long-term debt	$8,239,009

8. LEASES

At December 31, 2018, the Company had entered into an agreement with its ethanol marketer to lease 225 tank cars needed for ethanol rail transportation at a rate up to current market rates per tank car per month through November 2022. The ethanol purchase and sale agreement was amended from the previous agreement which charged the Company a fixed price per gallon of ethanol through July 27, 2018. This amendment results in a commitment classified as an operating lease as reported in the table below.

At December 31, 2018, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
January 1, 2019 to December 31, 2019	$2,503,260
January 1, 2020 to December 31, 2020	2,839,360
January 1, 2021 to December 31, 2021	2,762,860
January 1, 2022 to December 31, 2022	1,921,360
January 1, 2023 to December 31, 2023	335,160
Total minimum lease commitments	$10,362,000

9. COMMITMENTS AND CONTINGENCIES

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

If the ruling was to be successfully appealed, the Company estimates that damages sought in this litigation if awarded would be based on a reasonable royalty to, or lost profits of, the plaintiff. If the court deems the case exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. The manufacturer has also agreed to indemnify the Company for these fees. However, in the event that damages are awarded and if the manufacturer is unable to fully indemnify the Company for any reason, the Company could be liable. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

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

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 65% of total revenues and corn costs average 67% of total cost of goods sold.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2018

	Three Months Ended
	December 31, 2018	December 31, 2017
Revenue:	(unaudited)	(unaudited)
Ethanol production	$44,700,513	$50,718,988
Grain trading	$5,433,955	$5,136,501
Total Revenue	$50,134,468	$55,855,489

	Three Months Ended
	December 31, 2018	December 31, 2017
Gross Profit (Loss):	(unaudited)	(unaudited)
Ethanol production	$(709,568)	$3,051,662
Grain trading	$(150,825)	$349,690
Total Gross Profit (Loss)	$(860,393)	$3,401,352

	Three Months Ended
	December 31, 2018	December 31, 2017
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol production	$(2,133,101)	$1,597,479
Grain trading	$(468,069)	$165,125
Total Operating Income (Loss)	$(2,601,170)	$1,762,604

	December 31, 2018	September 30, 2018
Grain Inventories:	(unaudited)
Ethanol production	$7,865,631	$7,053,371
Grain trading	$10,539,325	$3,342,898
Total Grain Inventories	$18,404,956	$10,396,269

	December 31, 2018	September 30, 2018
Total Assets:	(unaudited)
Ethanol production	$124,753,466	$128,960,169
Grain trading	$22,112,471	$15,634,707
Total Assets	$146,865,937	$144,594,876

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2018, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company operating an ethanol plant in east central Indiana near Union City, Indiana. We began producing ethanol, distillers grains and corn oil at the plant in November 2008. In addition, we procure, transport and sell grain commodities through our grain trading business which began operations at the end of our fourth fiscal quarter of 2017.

On November 6, 2018, we experienced an explosion in one of our distillers grains silos. There were no injuries related to the incident and the damage was limited to the distillers grains silos and the associated materials handling equipment. Operations at the plant were temporarily suspended for four days pending an evaluation and assessment of the situation. The plant resumed operations but did not return to full production rates until mid to late December. The extent of monetary damages related to the incident has not yet been fully determined. We have presently engaged an engineering firm to help us assess the extent of the damage and cost of repairs needed and to assist us with substantiating the claims with the insurance carrier. We believe that our policies cover the damages to the silo and the business interruption costs.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions, we may need to seek additional funding.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenue	$50,134,468	100.0	$55,855,489	100.0
Cost of Goods Sold	50,994,861	101.7	52,454,137	93.9
Gross Profit (Loss)	(860,393)	(1.7)	3,401,352	6.1
Operating Expenses	1,740,777	3.5	1,638,748	2.9
Operating Income (Loss)	(2,601,170)	(5.2)	1,762,604	3.2
Other Expense, Net	(68,875)	(0.1)	(158,096)	0.1
Net Income (Loss)	$(2,670,045)	(5.3)	$1,604,508	2.9

Revenue

Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results, we review our operations within the two separate operating segments-the Ethanol Division and the Trading Division. Our revenues from operations from our Ethanol Division come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues from operations of our Trading Division are derived from procuring, transporting and selling grain commodities.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and and the trading of agricultural grains.  Refer to Note 11, “Business Segments”, of the notes to the condensed unaudited financial statements for financial information about our financial reporting segments. Revenues in each division also include net gains or losses from derivatives related to products sold.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended December 31, 2018 and 2017:

	2018		2017
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$44,700,513	89.2%	50,718,988	90.8%
Grain trading	5,433,955	10.8	5,136,501	9.2%
Total Revenue	$50,134,468	100.0%	$55,855,489	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$32,613,479	73.0%	$39,849,570	78.6%
Distillers Grains Sales	10,166,079	22.7	8,495,025	16.8
Corn Oil Sales	1,767,284	4.0	2,251,340	4.4
Carbon Dioxide Sales	139,520	0.3	123,375	0.2
Other Revenue	14,151	—	(322)	—
Total Revenues	$44,700,513	100.0%	$50,718,988	100.0%

Ethanol

Our revenues from ethanol decreased in the three months ended December 31, 2018 as compared the to the same period in 2017.

We experienced an decrease in ethanol gallons sold of approximately 9.5% for the three months ended December 31, 2018 as compared to the same period in 2017 resulting primarily from lower ethanol production due for the period due to a temporary plant shut down and decreased production rates related to an explosion in one of our distillers grains silos on November 6, 2018. We are currently operating at approximately 30% above our nameplate capacity. Management expects ethanol production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production. In addition, this expected increase may be offset somewhat by the lower production we experienced in the three months ended December 31, 2018.

The average price per gallon of ethanol sold for the three months ended December 31, 2018 was approximately 10.0% lower than our average price per gallon of ethanol sold for the same period in 2017. This decrease in average market price for the three months ended December 31, 2018 as compared to the same period in 2017 is due to falling prices during the period in 2018. Ethanol prices overall have been declined because months of increased industry-wide production in excess of demand have caused ethanol stocks in the United States to become extremely high, inhibiting current domestic demand. In addition, the drop in crude oil and gasoline prices over the past several months has brought near parity to the price of unleaded gasoline and ethanol, reducing discretionary blending by refiners. This narrow spread between ethanol and the blend stock for gasoline has also resulted in a decrease in export demand. Finally, recent trade disputes with countries such as China, Mexico and the European Union and the imposition of tariffs on products produced in the United States have had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If crude oil and gasoline prices remain at current levels for a significant period of time, that would have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks remain high due to increased production in the industry. A decline in ethanol exports due to trade disputes resulting in tariffs imposed on ethanol produced in the United States would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the use of higher blends. Finally, the granting of additional EPA waivers to refiners would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains increased in the three months ended December 31, 2018 as compared to the same period in 2017. This increase in revenues is the result of an increase in the average market price per ton of distillers grains sold for the period ended December 31, 2018 as compared to the same period in 2017.

The average price per ton of distillers grains sold for the three months ended December 31, 2018 was approximately 22.5% higher than the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains is due to a seasonal increase in demand for distillers grains due to cattle farms switching from grazing to feeding grains and higher soybean prices resulting in a switch to distillers grains as a lower priced alternative.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes with countries such as China, Mexico and the European Union have created additional uncertainty as to future export demand. If export demand suffers, this could lead to lower distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic prices for distillers grains could also decrease due to expansion of production capacity in the ethanol industry combined with stagnate demand or if lower corn or soybean prices result in end-users switching to lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in lower distillers grains prices.

    We sold approximately 2.3% less tons of distillers grains in the three months ended December 31, 2018 as compared to the same period in 2017 resulting primarily from lower ethanol production levels for the period which resulted in decreased distillers grains production. In addition, we experienced shipping delays in distillers grains due to damage to materials handling equipment. Management expects that our annual distillers grains production volume will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production. In addition, this expected increase in production may be offset somewhat by the lower production we experienced in the three months ended December 31, 2018.

Corn Oil

Our revenues from corn oil sales decreased in the three months ended December 31, 2018 as compared to the same period in 2017 which was mainly the result of lower corn oil prices. The average price per pound of corn oil was approximately 7.1% lower for the three months ended December 31, 2018 as compared to the same period in 2017 due primarily to increased production by the ethanol industry and to uncertainty of biodiesel demand. We sold approximately 16.7% less tons of corn oil in the three months ended December 31, 2018 as compared to the same period in 2017 due to lower ethanol production levels for the period which resulted in lower corn oil production.

Management anticipates that higher production and an over-supply will keep prices low in the near term. Corn oil prices may be negatively affected if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. In addition, recent trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. Management expects corn oil production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions that result in our limiting production. In addition, this expected increase may be offset somewhat by the lower production we experienced in the three months ended December 31, 2018.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2018 and 2017:

	2018		2017
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$5,429,455	99.9%	$5,136,501	100.0%
Other Revenue	4,500	0.1	$—	—%
Total Revenues	$5,433,955	100.0%	$5,136,501	100.0%

Soybeans

During the three months ended December 31, 2018 our revenues were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended December 31, 2018 as compared the to the same period in 2017. This increase in revenues is the result of higher bushels of soybeans sold of approximately 20.5% for the three months ended December 31, 2018 as compared to the same period in 2017 resulting primarily from 2017 being our first three months in business and smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region than we anticipated. We expect that soybean sales will stay relatively consistent because of us becoming established with local producers and a return to more normal market conditions.

We experienced a decrease in the average price per bushel of soybeans sold for the three months ended December 31, 2018 that was approximately 12.3% lower than our average price per bushel of soybeans sold for the same period in 2017 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand. We expect that soybean prices will rise above $9.00 per bushel into the summer growing months. Summer growing season conditions will determine prices thereafter unless trade disputes cause unusual disruption.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 101.6% for the three months ended December 31, 2018 as compared to approximately 94% for the same period in 2017. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the three months ended December 31, 2018 as compared to the same period in 2017. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2018, we used approximately 4.7% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2017 due to lower ethanol production levels for the period. During the three months ended December 31, 2018, our average price paid per bushel of corn was approximately 0.9% higher as compared to the same period in 2017. Increased volatility in corn prices during the three months ended December 31, 2018, was primarily due to producers storing grain and wet weather hampering harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the three months ended December 31, 2018 as compared to the three months ended September 30, 2018. This decrease in cost of natural gas for the three months ended December 31, 2018 as compared to the same period in 2017 was primarily the result of a decrease of approximately 12.7% in the average price per MMBTU of natural gas due to increased natural gas stocks and mild weather in December. We also used approximately 3.9% less natural gas for the three months ended December 31, 2018 as compared to the same period in 2017, mostly because of lower ethanol production levels for the period.

Natural gas prices are expected to increase in the future due to producers shutting down wells resulting in lower natural gas production and to the conversion of power plants across the U.S. from coal to natural gas. Natural gas prices will also be dependent upon the severity of the remaining winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2018 and 2017:

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$5,584,781	100.0%	$4,786,811	100.0%
Total Cost of Goods Sold	$5,584,781	100.0%	$4,786,811	100.0%

Soybeans

During the three months ended December 31, 2018, our cost was primarily the procurement of soybeans for sale. During the three months ended December 31, 2018, our average price paid per bushel of soybeans was approximately 8.37% lower as compared to the same period in 2017 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 3.5% for the three months ended December 31, 2018 as compared to operating expenses of approximately 2.9% of revenues for the same period in 2017. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2019 fiscal year.

Operating Income

Our operating loss for the three months ended December 31, 2018 was approximately (5.2)% of revenues as compared to operating income of approximately 3.2% of revenues for the same period in 2017. The decrease in operating income for the three months ended December 31, 2018 was primarily the result of decreased ethanol prices relative to the cost of corn and decreased production for the period as discussed above.

Other Expense

Our other expense for the three months ended December 31, 2018 and 2017 was minimal and consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2018

The following table highlights the changes in our financial condition:

	December 31, 2018 (Unaudited)	September 30, 2018
Current Assets	$50,364,094	$46,351,013
Current Liabilities	$22,387,348	$16,941,813
Long-Term Liabilities	$6,810,438	$7,314,867
Member's Equity	$117,668,151	$120,338,196

We experienced an increase in our current assets at December 31, 2018 as compared to September 30, 2018. This increase was primarily driven by an increase in our grain inventories at December 31, 2018 as compared to September 30, 2018 due to operations of our Trading Division. This increase was partially offset by a decrease in our cash due to payments for grain inventories. We also experienced a decrease in our commodity derivative instruments. The value of our derivative instruments is most affected by movements in market prices. We also experienced a decrease in our trade accounts receivable due to lower ethanol prices in December 2018 as compared to September 2018.

We experienced an increase in our total current liabilities at December 31, 2018 as compared to September 30, 2018. This decrease was primarily due to an increase in grain accounts payable because our farmer producers deferred more bushels for payment until January 2019. This increase was partially offset by a decrease in our commodity derivative instrument liability position sat December 31, 2018 as compared to September 30, 2018.

We experienced a decrease in our long-term liabilities as of December 31, 2018 as compared to September 30, 2018 as a result of scheduled principal payments.

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

The following table shows cash flows for the twelve months ended December 31, 2018 and 2017:

	2018	2017
Net cash provided by (used in) operating activities	$(3,250,248)	$4,218,153
Net cash used for investing activities	$(1,103,886)	$(1,660,249)
Net cash used for financing activities	$(504,429)	$(3,107,459)
Net decrease in Cash and Restricted cash	$(4,858,563)	$(549,555)
Cash and Restricted cash, beginning of period	$19,237,992	$19,397,161
Cash and Restricted cash, end of period	$14,379,429	$18,847,606

Cash Flow from and used in Operations

We experienced a decrease in our cash flow from operations for the three months ended December 31, 2018 as compared to the same period in 2017. This was primarily the result of decreased net income as a result of decreased ethanol prices relative to the cost of corn and cash used on inventory and other working capital components for the three months ended December 31, 2018 compared with the same period in 2017.

Cash Flow used for Investing Activities

We used less cash in investing activities for the three months ended December 31, 2018 as compared to the same period in 2017. This decrease was primarily the result of decreased payments for capital expenditures because the construction of the grain receiving and loading facility for our Trading Division was finished at the beginning of 2018 and we had no large projects or other capital equipment purchases during the period ended December 30, 2018.

Cash Flow used for Financing Activities

We used less cash in financing activities for the three months ended December 31, 2018 as compared to the same period in 2017. This decrease was mainly the result of less cash paid for distributions, and less payments on long term debt during the three months ended December 31, 2018 compared with the same period in 2017, as partially offset by debt borrowings in the 2017 period.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains improve relative to price levels as of December 31, 2018 as the markets indicate, we expect operations to generate adequate cash flows to maintain operations.
Short and Long Term Debt Sources

We have a loan agreement consisting of three loans, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Grain Loadout Facility Loan (formerly the Construction Loan). In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 6 - Bank Financing for additional details.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2018 was 5.30%. There was no borrowings outstanding on the Declining Loan at December 31, 2018 or September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at December 31, 2018 was 5.25%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2018 or September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at December 31, 2018 was 5.64%. There were borrowings in the amount of approximately $8,239,000 outstanding on the Grain Loadout Facility Loan at December 31, 2018. There were borrowings of $8,743,438 on the Grain Loadout Facility Loan at September 30, 2018. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2018. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2019. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

The board of directors has approved various capital projects for the 2019 fiscal year in order to make certain improvements to our ethanol plant. These improvements are expected to allow us to increase our annual ethanol production rate to approximately 140 million gallons. We have executed an agreement with Nelson Engineering to construct an additional liquefaction tank and fermenter which are expected to cost approximately $3,200,000. We expect to use funds from operations and our existing debt facilities to fund these improvements. We do not intend to start construction of these projects until we have received certain approvals from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) related to our air permit. We anticipate these approvals will be received sometime late in Spring 2019.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2018.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.30% at December 31, 2018. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at December 31, 2018 and the applicable interest rate was 5.25%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $8,239,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 5.64% at December 31, 2018. The specifics of the Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2018, would be approximately $46,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Corn Futures and Options Contracts	$(74,454)	$256,335
Ethanol Futures and Options Contracts	21,739	(72,784)
Natural Gas Futures and Options Contracts	37,727	120,429
Soybean Futures and Options Contracts	(199,602)	350,214
Soybean Forward Purchase Contracts	1,649,846	(176,827)
Totals	$1,435,256	$477,367

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of December 31, 2018 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2018. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2018	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$435,957
Ethanol	135,000,000	Gallons	10%	$17,010,000
Corn	43,170,488	Bushels	10%	$14,777,833
DDGs	324,000	Tons	10%	$4,724,168
Corn Oil	31,500,000	Pounds	10%	$744,742
Soybeans	5,000,000	Bushels	10%	$4,167,677

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter of our 2019 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

None.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2018 and September 30, 2018, (ii) Condensed Statements of Operations for the three months ended December 31, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the three months ended December 31, 2018 and 2017, (iv) Condensed Statements of Changes in Members' Equity for the three months ended December 31, 2018 and 2017, and (v) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 7, 2019	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 7, 2019	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)