Form 10-Q
period 2019-03-31
Cardinal Ethanol LLC
filed 2019-05-03
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019.

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of May 3, 2019, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2019	September 30, 2018
	(Unaudited)
Current Assets
Cash	$736,777	$17,989,013
Restricted cash	1,240,939	1,248,979
Trade accounts receivable	13,097,226	9,539,007
Miscellaneous receivables	780,005	519,721
Inventories	28,895,643	16,552,600
Prepaid and other current assets	354,833	170,953
Futures & options derivatives	619,113	281,438
Forward purchase/sales derivatives	23,291	49,302
Total current assets	45,747,827	46,351,013

Property, plant, and equipment, net	93,002,332	96,948,671

Other Assets
Investment	1,295,192	1,295,192
Total other assets	1,295,192	1,295,192

Total Assets	$140,045,351	$144,594,876

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Checks written in excess of bank balances	$2,946,560	$—
Contract liabilities	1,035,952	—
Accounts payable	2,466,537	2,711,578
Accounts payable-grain	6,095,468	9,597,822
Accrued expenses	1,332,896	1,289,929
Futures & options derivatives	544,847	274,118
Forward purchase/sales derivatives	281,816	1,639,795
Current maturities of long-term debt	1,428,571	1,428,571
Total current liabilities	16,132,647	16,941,813

Long-Term Debt, net of current maturities	6,306,009	7,314,867

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	46,694,482	49,425,983
Total members' equity	117,606,695	120,338,196

Total Liabilities and Members’ Equity	$140,045,351	$144,594,876
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenues	$64,371,953	$65,712,336	$114,506,420	$121,567,824

Cost of Goods Sold	62,407,751	62,569,584	113,402,606	115,023,721

Gross Profit	1,964,202	3,142,752	1,103,814	6,544,103

Operating Expenses	1,935,894	1,687,267	3,676,673	3,326,016

Operating Income (Loss)	28,308	1,455,485	(2,572,859)	3,218,087

Other Income (Expense)
Interest expense	(96,443)	(236,627)	(207,764)	(425,493)
Miscellaneous Income	6,674	30,011	49,120	60,782
Total	(89,769)	(206,616)	(158,644)	(364,711)

Net Income (Loss)	$(61,461)	$1,248,869	$(2,731,503)	$2,853,376

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(4)	$86	$(187)	$195

Distributions Per Unit	$—	$200	$—	$600

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities
Net income (loss)	$(2,731,503)	$2,853,376
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	5,652,309	5,799,420
Change in fair value of commodity derivative instruments	(1,398,914)	347,710
Loss (gain) on sale of equipment	1,218	(9,561)
Non-cash dividend income	—	(198,955)
Change in operating assets and liabilities:
Trade accounts receivables	(3,558,218)	1,091,226
Miscellaneous receivable	(260,284)	190,599
Inventories	(12,343,043)	(15,684,743)
Prepaid and other current assets	(183,880)	(147,476)
Commodity derivative instruments	—	(302,748)
Contract liabilities	1,035,952	891,427
Accounts payable	(518,751)	(1,846,544)
Accounts payable-grain	(3,502,354)	(5,915,052)
Accrued expenses	42,968	1,376,374
Net cash used in operating activities	(17,764,500)	(11,554,947)

Cash Flows from Investing Activities
Capital expenditures	(1,437,278)	(1,749,054)
Payments for construction in progress	—	(89,525)
Proceeds from sale of equipment	3,800	10,000
Net cash used for investing activities	(1,433,478)	(1,828,579)

Cash Flows from Financing Activities
Checks written in excess of bank balances	2,946,560	2,920,987
Distributions paid	—	(8,763,600)
Proceeds from revolving credit loan	1,329,925	—
Payments against revolving credit loan	(1,329,925)	—
Proceeds from long-term debt	—	12,020,863
Payments on long-term debt	(1,008,858)	(10,376,980)
Net cash provided by (used for) financing activities	1,937,702	(4,198,730)

Net Decrease in Cash and Restricted Cash	(17,260,276)	(17,582,256)

Cash and Restricted Cash – Beginning of Period	19,237,992	19,397,161

Cash and Restricted Cash – End of Period	$1,977,716	$1,814,905

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$736,777	$297,191
Restricted Cash - Balance Sheet	1,240,939	1,517,714
Cash and Restricted Cash	1,977,716	1,814,905

Supplemental Cash Flow Information
Interest paid	$226,065	$402,246

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$297,353	$59,168

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings
September 30, 2017	$70,912,213	$55,670,618

Net Income	—	1,604,507
Member Distributions	—	(5,842,400)

December 31, 2017	70,912,213	51,432,725

Net Income	—	1,248,869
Member Distributions	—	(2,921,200)

March 31, 2018	$70,912,213	$49,760,394

September 30, 2018	$70,912,213	$49,425,983

Net Loss	—	(2,670,040)

December 31, 2018	70,912,213	46,755,943

Net Loss	—	(61,461)

March 31, 2019	$70,912,213	$46,694,482

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the six months ended March 31, 2019 and 2018, the Company produced approximately 63,685,000 and 64,816,000 gallons of ethanol, respectively.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2019 and September 30, 2018, the Company determined that an allowance for doubtful accounts was not necessary.

Contract Liabilities

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

Trading division inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2019 and September 30, 2018. These inventories are stated at market value, which may include reductions for quality.

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

On November 6, 2018, we experienced an explosion in one of our distillers grain silos. There were no injuries related to the incident and the damage was limited to the distillers grains silos and the associated materials handling equipment. Operations at the plant were temporarily suspended for four days pending an evaluation and assessment of the situation. The plant resumed operations but did not return to full production rates until mid to late December. The net book value of the damaged silos was approximately $1,200,000 at March 31, 2019. The extent of the monetary damages related to the incident has not yet been determined. We may decide to repair or abandon and replace the silo. We have presently engaged an engineering firm to help us assess the extent of the damage and cost of repairs needed and to assist us with substantiating the claims with the insurance carrier. We believe that our policies cover the damages to the silo and the business interruption costs, net of our policies' deductibles.

The company has various capital projects scheduled for the 2019 fiscal year in order to make certain improvements to our ethanol plant. We have executed an agreement with Nelson Engineering to construct an additional liquefaction tank and fermenter which are expected to cost approximately $3,200,000. We expect to use funds from operations and our existing debt facilities to fund these improvements.

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
March 31, 2019

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
March 31, 2019

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

Net (Loss) per Unit

Basic net (loss) per unit is computed by dividing net (loss) by the weighted average number of members' units outstanding during the period. Diluted net (loss) per unit is computed by dividing net (loss) by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net (loss) per unit are the same.

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Evaluating)

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in October 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will significantly impact its financial statements given the Company has leased a significant number of rail cars for transporting ethanol and Dried Distillers' Grains with Solubles (DDGS) to its customers.

Revenue Recognition (Adopted)

Effective October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1 - Accounting policies and Note 2 - Revenue for further details.

2.  REVENUE

Adoption of ASC Topic 606

On October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the October 1, 2018 balance sheet for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the statements of operations or balance sheets for the three and six months ended March 31, 2019 and 2018.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three and six month periods ended March 31, 2019:

Three Months Ended March 31, 2019

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$45,212,248	$—	$45,212,248
Distillers' grains	11,377,793	—	11,377,793
Corn Oil	1,871,635	—	1,871,635
Carbon Dioxide	123,375	—	123,375
Other	15,050	4,400	19,450
Total revenues from contracts with customers	58,600,101	4,400	58,604,501

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	5,767,452	5,767,452
Total revenues from contracts accounted for as derivatives	—	5,767,452	5,767,452
Total Revenues	$58,600,101	$5,771,852	$64,371,953

Six Months Ended March 31, 2019

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$77,825,727	$—	$77,825,727
Distillers' grains	21,543,872	—	21,543,872
Corn Oil	3,638,919	—	3,638,919
Carbon Dioxide	262,895	—	262,895
Other	29,200	8,900	38,100
Total revenues from contracts with customers	103,300,613	8,900	103,309,513

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	11,196,907	11,196,907
Total revenues from contracts accounted for as derivatives	—	11,196,907	11,196,907
Total Revenues	$103,300,613	$11,205,807	$114,506,420

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol and distillers grains. These terms are generally 10 - 20 days after the week of the transfer of control.

The Company has standard payment terms of net 10 days for its invoices for corn oil.

The Company has standard payments terms due upon delivery for its invoices of soybeans.
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

3. CONCENTRATIONS

Two major customers accounted for approximately 88% of the outstanding accounts receivable balance at March 31, 2019 and 87% at September 30, 2018. These same two customers accounted for approximately 87.9% of revenue for the three and six month periods ended March 31, 2019 and 81.5% of revenue for the three and six month periods ended March 31, 2018.

4.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2019 (Unaudited)	September 30, 2018
Ethanol Division:
Raw materials	$9,939,823	$7,053,371
Work in progress	1,374,080	1,299,716
Finished goods	2,124,018	1,929,177
Spare parts	3,247,874	2,927,438
Ethanol Division Subtotal	$16,685,795	$13,209,702
Trading Division:
Grain inventory	$12,209,848	$3,342,898
Trading Division Subtotal	$12,209,848	$3,342,898
Total Inventories	$28,895,643	$16,552,600

The Company had a net realizable value write-down of Ethanol Division inventory of approximately $167,000 and $0 for the three months ended March 31, 2019, and 2018, respectively and $784,000 and $83,000 for the six months ended March 31, 2019, and 2018.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2019, the Company had forward corn purchase contracts at various fixed prices for various delivery

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

periods through May 2020 for approximately 6.6% of expected production needs for the next 14 months. Approximately 5.6% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at March 31, 2019 or September 30, 2018. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At March 31, 2019, the Ethanol Division had forward dried distiller grains sales contracts for approximately 40.9% of expected production for the next 3 months at various fixed prices for delivery periods through June 2019. At March 31, 2019, the Company had forward corn oil contracts for approximately 76.1% of expected production for the next 2 months at various fixed prices for delivery through May 2019. Also, at March 31, 2019, the Company had forward natural gas contracts for approximately 21.8% of expected purchases for the next 19 months at various prices for various delivery periods through October 2020. Additionally, at March 31, 2019, the Trading Division had forward soybean purchase contracts for various delivery periods through March 2020 . Approximately 7.2% of the forward soybean purchases were with related parties.

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

At March 31, 2019, the Ethanol Division had a net short (selling) position of 2,527,676 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of March 31, 2019 and are forecasted to settle for various delivery periods through May 2020. At March 31, 2019, the Company had a net short (selling) position of 6,930,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2019. At March 31, 2019, the Trading Division also had a net short (selling) position of 2,167,955 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2019, forecasted to settle for various delivery periods through March 2020. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$3,486
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$541,361
Soybean Futures and Options Contracts	Futures & Options Derivatives	$619,113	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$23,291	$281,816
Totals		$642,404	$826,663

As of March 31, 2019, the Company had approximately $1,241,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

The following table provides balance sheet details regarding the Company's futures and options derivative financial instruments at September 30, 2018:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$118,062
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$156,056
Soybean Futures and Options Contracts	Futures & Options Derivatives	$281,438	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$49,302	$1,639,795
Totals		$330,740	$1,913,913

As of September 30, 2018, the Company had approximately $1,249,000 of cash collateral (restricted cash) related to ethanol, corn and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Corn Futures and Options Contracts	Cost of Goods Sold	$(254,158)	$(328,612)	$(437,723)	$(181,388)
Ethanol Futures and Options Contracts	Revenues	163,702	185,440	(252,292)	(325,076)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	37,727	36,584	157,013
Soybean Futures and Options Contracts	Cost of Good Sold	487,494	287,892	(753,160)	(929,987)
Soybean Forward Purchase Contracts	Cost of Goods Sold	(147,839)	1,502,007	804,575	931,728
Totals		$249,199	$1,684,454	$(602,016)	$(347,710)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(541,361)	$(541,361)	$(643,562)	$102,201	$—
Ethanol Futures and Options Contracts	$(3,486)	$(3,486)	$(3,486)	$—	$—
Soybean Futures and Options Contracts	$619,113	$619,113	$520,662	$98,451	$—
Soybean Forward Purchase Contracts	$(258,525)	$(258,525)	$—	$(258,525)	$—
Soybean Inventory	$12,209,848	$12,209,848	$—	$12,209,848	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(156,056)	$(156,056)	$(164,625)	$8,569	$—
Ethanol Futures and Options Contracts	$(118,062)	$(118,062)	$(118,062)	$—	$—
Soybean Futures and Options Contracts	$281,438	$281,438	$281,438	$—	$—
Soybean Forward Purchase Contracts	$(1,590,493)	$(1,590,493)	$—	$(1,590,493)	$—
Soybean Inventory	$3,342,898	$3,342,898	$—	$3,342,898	$—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. Corn and soybean futures and options and soybean forward purchase contracts are reported at fair value utilizing Level 2 inputs from current contract prices that are being issued by the Company. Estimated fair values for inventories carried at market are based on exchange-quoted prices, adjusted for differences in local markets and quality.

7.  BANK FINANCING

The Company has a loan agreement consisting of three loans, the Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Grain Loadout Facility Loan (formerly the Construction Loan) in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Declining Loan and the Grain Loadout Facility Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates. The Company amended the loan agreement effective as of February 28, 2019, to extend the termination date of the Revolving Credit Loan from February 28, 2019 to February 28, 2020.
Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

The interest rate on the Declining Loan at March 31, 2019 was 5.30% and at September 30, 2018 was 5.24%. There were no borrowings outstanding on the Declining Loan at March 31, 2019 or at September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds.The interest rate at March 31, 2019 was 5.39% and at September 30, 2018 was 5.01%. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2019 or at September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate at March 31, 2019 was 5.53% and at September 30, 2018 was 5.23%. There were borrowings in the amount of approximately $7,735,000 and $8,743,000 outstanding on the Grain Loadout Facility Loan at March 31, 2019 and September 30, 2018, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter basis.

Long-term debt, as discussed above, consists of the following at March 31, 2019:

Grain Loadout facility loan	$7,734,580
Less amounts due within one year	$1,428,571
Net long-term debt	$6,306,009

The estimated maturities of long-term debt at March 31, 2019 are as follows:

April 1, 2019 to March 31, 2020	$1,428,571
April 1, 2020 to March 31, 2021	1,428,571
April 1, 2021 to March 31, 2022	1,428,571
April 1, 2022 to March 31, 2023	3,448,867
Total long-term debt	$7,734,580

8. LEASES

At March 31, 2019, the Company had entered into an agreement with its ethanol marketer to lease 225 tank cars needed for ethanol rail transportation at a rate up to current market rates per tank car per month through November 2022. The ethanol purchase and sale agreement was amended from the previous agreement which charged the Company a fixed price per gallon of ethanol through July 27, 2018. This amendment results in a commitment classified as an operating lease as reported in the table below.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

At March 31, 2019, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
April 1, 2019 to March 31, 2020	$3,227,112
April 1, 2020 to March 31, 2021	3,227,112
April 1, 2021 to March 31, 2022	2,844,612
April 1, 2022 to March 31, 2023	1,539,408
Total minimum lease commitments	$10,838,244

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

Air Permit

On January 4, 2018, the Company received a letter from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) alleging violations of the Company's air permit.  IDEM alleges that we (i) constructed and operated a fermenter without previous construction or operational approval; (ii) constructed and operated emission units (conveyors and legs) without the appropriate emission controls (two bag houses instead of one larger bag house); (iii) constructed and operated emission units (steel bins) without emission controls; and (iv) operated emission units above the emission limits. The Company entered into a settlement of this matter with IDEM in April 2019 and as part of that settlement paid a civil penalty in the amount of $27,000.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 68% of total revenues and corn costs average 69% of total cost of goods sold.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31,2018
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$58,600,101	$55,705,899	$103,300,613	$106,424,886
Grain trading	$5,771,852	$10,006,437	$11,205,807	$15,142,938
Total Revenue	$64,371,953	$65,712,336	$114,506,420	$121,567,824

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$1,895,445	$3,167,673	$1,185,882	$6,219,334
Grain Trading	$68,757	$(24,921)	$(82,068)	$324,769
Total Gross Profit	$1,964,202	$3,142,752	$1,103,814	$6,544,103

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$276,794	$1,676,267	$(1,856,306)	$3,273,745
Grain trading	$(248,486)	$(220,782)	$(716,553)	$(55,658)
Total Operating Income (Loss)	$28,308	$1,455,485	$(2,572,859)	$3,218,087

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2019

	March 31, 2019	September 30, 2018
Grain Inventories:	(unaudited)
Ethanol production	$9,939,823	$7,053,371
Grain trading	$12,209,848	$3,342,898
Total Grain Inventories	$22,149,671	$10,396,269

	March 31, 2019	September 30, 2018
Total Assets:	(unaudited)
Ethanol production	$115,233,230	$128,960,169
Grain trading	$24,812,121	$15,634,707
Total Assets	$140,045,351	$144,594,876

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2019, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

On November 6, 2018, we experienced an explosion in one of our distillers grains silos. There were no injuries related to the incident and the damage was limited to the distillers grains silos and the associated materials handling equipment. Operations at the plant were temporarily suspended for four days pending an evaluation and assessment of the situation. The plant resumed operations but did not return to full production rates until mid to late December. The net book value of the damaged silos was approximately $1,200,000 at March 31, 2019. The extent of monetary damages related to the incident has not yet been determined. We may decide to repair or abandon and replace the silo. We have presently engaged an engineering firm to help us assess the extent of the damage and cost of repairs needed and to assist us with substantiating the claims with the insurance carrier. We believe that our policies cover the damages to the silo and the business interruption costs, net of our policies' deductibles.

On February 19, 2019, we announced that our board of directors has decided to explore strategic options including the potential sale of our facility. As of the date of this report, we have not entered into a definitive agreement to sell the facility.

On February 19, 2019, as a result of the exploration of the strategic option of a potential sale, the board of directors anticipated there would be insufficient material information available to all members on a equal basis, therefore the Company suspended all trading through FNC Ag Stock, LLC trading service.

On March 8, 2019, we executed a Fourteenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2019, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment") with our primary lender, First National Bank of Omaha (the "Bank"). The primary purpose of the Amendment was to extend the termination date of the Revolving Credit Loan from February 28, 2019 to February 28, 2020. In connection with the Amendment, we also executed a Security Agreement and Assignment of Hedging Accounts granting the Bank a security interest in our accounts at Marex North America, LLC.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions, we may need to seek additional funding.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenue	$64,371,953	100.0	$65,712,336	100.0
Cost of Goods Sold	62,407,751	96.9	62,569,584	95.2
Gross Profit	1,964,202	3.1	3,142,752	4.8
Operating Expenses	1,935,894	3.1	1,687,267	2.6
Operating Income (Loss)	28,308	—	1,455,485	2.2
Other Expense, Net	(89,769)	(0.1)	(206,616)	(0.3)
Net Income (Loss)	$(61,461)	(0.1)	$1,248,869	1.9

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	2019		2018
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$58,600,101	91.0%	55,705,899	84.8%
Grain trading	5,771,852	9.0	10,006,437	15.2
Total Revenue	$64,371,953	100.0%	$65,712,336	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$45,212,248	77.2%	$42,657,305	76.6%
Distillers Grains Sales	11,377,793	19.4	10,889,653	19.5
Corn Oil Sales	1,871,635	3.2	1,805,210	3.2
Carbon Dioxide Sales	123,375	0.2	123,375	0.3
Other Revenue	15,050	—	230,356	0.4
Total Revenues	$58,600,101	100.0%	$55,705,899	100.0%
Ethanol

Our revenues from ethanol increased in the three months ended March 31, 2019 as compared the to the same period in 2018.

We experienced an increase in ethanol gallons sold of approximately 9.79% for the three months ended March 31, 2019 as compared to the same period in 2018 resulting primarily from increased ethanol production rates for the quarter. We are currently operating at approximately 35% above our nameplate capacity. Management expects ethanol production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

The average price per gallon of ethanol sold for the three months ended March 31, 2019 was approximately 3.49% lower than our average price per gallon of ethanol sold for the same period in 2018. Ethanol market prices overall have declined because months of increased industry-wide production in excess of demand have caused ethanol stocks in the United States to become extremely high, inhibiting the growth of prices domestically. Recent trade disputes with countries such as China, Mexico and the European Union and the imposition of tariffs on products produced in the United States have also had a negative effect on ethanol prices. However, recent flooding in the upper Midwest has forced some plants to curtail production which had a positive effect on ethanol prices towards the end of the period.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks remain high as flooding subsides in the upper Midwest and plants there return to full production levels. A decline in ethanol exports due to trade disputes resulting in tariffs imposed on ethanol produced in the United States would also likely contribute to higher ethanol stocks unless additional demand is created domestically due to seasonal demand or year round sales of E-15. Finally, the granting of additional EPA waivers to refiners would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains increased in the three months ended March 31, 2019 as compared to the same period in 2018. This increase in revenues is the result of an increase in the average market price per ton and in the tons of distillers grains sold for the period ended March 31, 2019 as compared to the same period in 2018.

The average price per ton of distillers grains sold for the three months ended March 31, 2019 was approximately 0.15% higher than the average price per ton of distillers grains sold for the same period in 2018. While the market price of distillers grains was slightly higher for the period ended March 31, 2019 as compared to the same period in 2018, the market price of distillers grains prices overall has been decreasing due to end-users switching to lower priced alternatives.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes with countries such as China, Mexico and the European Union have created additional uncertainty as to future export demand. If export demand suffers, this could lead to lower distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic prices for distillers grains could also decrease due to expansion of production capacity in the ethanol industry combined with stagnate demand or if lower corn or soybean prices result in end-users continuing to use lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in lower distillers grains prices.

    We sold approximately 3.98% more tons of distillers grains in the three months ended March 31, 2019 as compared to the same period in 2018 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. Management expects that our annual distillers grains production volume will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

Corn Oil

Our revenues from corn oil sales increased in the three months ended March 31, 2019 as compared to the same period in 2018 which was mainly the result of higher corn oil prices. The average price per pound of corn oil was approximately 14.79% higher for the three months ended March 31, 2019 as compared to the same period in 2018 due primarily to the depressed state of prices in 2018. We sold approximately 9.67% less tons of corn oil in the three months ended March 31, 2019 as compared to the same period in 2018 due to lower corn oil yield resulting in lower corn oil production.

Management anticipates that higher production and an over-supply will keep prices consistent in the near term. Corn oil prices may be negatively affected if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. In addition, recent trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. Management expects corn oil production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions that result in our limiting production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$5,767,452	99.9%	$10,006,437	100.0%
Other Revenue	4,400	0.1	$—	—
Total Revenues	$5,771,852	100.0%	$10,006,437	100.0%

Soybeans

During the three months ended March 31, 2019 our revenues were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended March 31, 2019 as compared the to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 32.25% for the three months ended March 31, 2019 as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the three months ending March 31, 2019.

We experienced a decrease in the average price per bushel of soybeans sold for the three months ended March 31, 2019 that was approximately 11.60% lower than our average price per bushel of soybeans sold for the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand. We expect that soybean prices will rise into the summer growing months. Summer growing season conditions will determine prices thereafter unless trade disputes cause unusual disruption.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 96.8% for the three months ended March 31, 2019 as compared to approximately 94.3% for the same period in 2018. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the three months ended March 31, 2019 as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2019, we used approximately 4.86% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2018 due to higher ethanol production levels for the period. During the three months ended March 31, 2019, our average price paid per bushel of corn was approximately 6.34% higher as compared to the same period in 2018. Increased volatility in corn prices during the three months ended March 31, 2019, was primarily due to producers storing grain and wet weather hampering harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our second fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Recent flooding in the upper Midwest may result in higher corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was higher during the three months ended March 31, 2019 as compared to the same period in 2018. This increase in cost of natural gas for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily the result of a increase of approximately 6.00% in the average price per MMBTU of natural gas. We also used approximately 2.49% more natural gas for the three months ended March 31, 2019 as compared to the same period in 2018, mostly because of cold weather experienced during the period.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$5,703,095	100.0%	$10,031,358	100.0%
Total Cost of Goods Sold	$5,703,095	100.0%	$10,031,358	100.0%

Soybeans

During the three months ended March 31, 2019, our cost was primarily the procurement of soybeans sold. During the three months ended March 31, 2019, our average price paid per bushel of soybeans was approximately 10.55% lower as compared to the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 3.0% for the three months ended March 31, 2019 as compared to operating expenses of approximately 2.6% of revenues for the same period in 2018. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.

Operating Income

Our operating loss for the three months ended March 31, 2019 was approximately 0.0% of revenues as compared to operating income of approximately 2.2% of revenues for the same period in 2018. The decrease in operating income for the three months ended March 31, 2019 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

Our other expense for the three months ended March 31, 2019 and 2018 was minimal and consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenue	$114,506,420	100.0	$121,567,824	100.0
Cost of Goods Sold	113,402,606	99.0	115,023,721	94.6
Gross Profit	1,103,814	1.0	6,544,103	5.4
Operating Expenses	3,676,673	3.2	3,326,016	2.7
Operating Income (Loss)	(2,572,859)	(2.5)	3,218,087	2.6
Other Expense, Net	(158,644)	(0.1)	(364,711)	(0.3)
Net Income (Loss)	$(2,731,503)	(2.4)	$2,853,376	2.3

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the six months ended March 31, 2019 and 2018:

	2019		2018
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$103,300,613	90.2%	$106,424,886	87.5%
Grain trading	$11,205,807	9.8	$15,142,938	12.5
Total Revenue	$114,506,420	100.0%	$121,567,824	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$77,825,727	75.3%	$82,506,875	77.5%
Distillers Grains Sales	$21,543,872	20.9	19,384,679	18.2
Corn Oil Sales	$3,638,919	3.5	4,056,549	3.8
Carbon Dioxide Sales	$262,895	0.3	246,750	0.3
Other Revenue	$29,200	—	230,033	0.2
Total Revenues	$103,300,613	100.0%	$106,424,886	100.0%

Ethanol

Our revenues from ethanol decreased in the six months ended March 31, 2019 as compared the to the same period in 2018.

The average price per gallon of ethanol sold for the six months ended March 31, 2019 was approximately 6.07% lower than our average price per gallon of ethanol sold for the same period in 2018. This decrease in average market price for the six months ended March 31, 2019 as compared to the same period in 2018 is due to lower prices during the period in 2019. Ethanol prices overall have been declined because months of increased industry-wide production in excess of demand have caused ethanol stocks in the United States to become extremely high, inhibiting current domestic demand. In addition, the drop in crude oil and gasoline prices and recent trade disputes with countries such as China, Mexico and the European Union and the imposition of tariffs on products produced in the United States have had a negative effect on ethanol prices. However, recent flooding in the upper Midwest has forced some plants to curtail production which had a positive effect on ethanol prices towards the end of the period.

We experienced an increase in ethanol gallons sold of approximately 0.41% for the six months ended March 31, 2019 as compared to the same period in 2018 resulting primarily from higher ethanol production for the period. We are currently operating at approximately 37% above our nameplate capacity. Management expects ethanol production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production. In addition, this expected increase may be partially offset by the lower production we experienced in the six months ended March 31, 2019 due to the silo accident temporarily delaying production in the Fall of 2018.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability, particularly should ethanol stocks remain high as flooding subsides in the upper Midwest and plants there return to full production levels. A decline in ethanol exports due to trade disputes resulting in tariffs imposed on ethanol produced in the

United States would also likely contribute to higher ethanol stocks unless additional demand is created domestically due to seasonal demand or year round sales of E-15. Finally, the granting of additional EPA waivers to refiners would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains increased in the six months ended March 31, 2019 as compared to the same period in 2018. This increase in revenues is primarily the result of an increase in the average market price per ton of distillers grains sold for the period ended March 31, 2019 as compared to the same period in 2018.

The average price per ton of distillers grains sold for the six months ended March 31, 2019 was approximately 10.23% higher than the average price per ton of distillers grains sold for the same period in 2018. This increase in the market price of distillers grains is primarily due to a seasonal increase in demand for distillers grains and higher soybean prices resulting in a switch to distillers grains as a lower priced alternative towards the beginning of the six months ended March 31, 2019.

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

    We sold approximately 0.82% more tons of distillers grains in the six months ended March 31, 2019 as compared to the same period in 2018 resulting primarily from slightly higher ethanol production levels for the period which resulted in increased distillers grains production. However, the slight increase in production in the six months ended March 31, 2019 was lower than expected given the down time from the silo accident in the Fall of 2018. Management expects that our annual distillers grains production volume will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.
Corn Oil

Our revenues from corn oil sales decreased in the six months ended March 31, 2019 as compared to the same period in 2018 which was mainly the result of a decrease in quantity sold. The average price per pound of corn oil was approximately 3.36% higher for the six months ended March 31, 2019 as compared to the same period in 2018 due primarily to depressed state of prices in 2018. We sold approximately 13.22% less tons of corn oil in the six months ended March 31, 2019 as compared to the same period in 2018 due to lower corn oil yield for the period which resulted in lower corn oil production.

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

Trading Division

The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$11,196,907	99.9%	$15,142,938	100.0%
Other Revenue	$8,900	0.1		—
Total Revenues	$11,205,807	100.0%	$15,142,938	100.0%

Soybeans

During the six months ended March 31, 2019 our revenues were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased in the six months ended March 31, 2019 as compared the to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 13.77% for the six months ended March 31, 2019 as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry for the period ended March 31, 2019.

We experienced a decrease in the average price per bushel of soybeans sold for the six months ended March 31, 2019 that was approximately 13.09% lower than our average price per bushel of soybeans sold for the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand. We expect that soybean prices will rise into the summer growing months. Summer growing season conditions will determine prices thereafter unless trade disputes cause unusual disruption.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 99.04% for the six months ended March 31, 2019 as compared to approximately 89.18% for the same period in 2018. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the six months ended March 31, 2019 as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2019, we used approximately 0.14% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2018 due to increased ethanol production levels for the period. During the six months ended March 31, 2019, our average price paid per bushel of corn was approximately 2.43% higher as compared to the same period in 2018. Increased volatility in corn prices during the six months ended March 31, 2019, was primarily due to producers storing grain and wet weather hampering harvest. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our third fiscal quarter.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Recent flooding in the upper Midwest may result in higher corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the six months ended March 31, 2019 as compared to the six months ended December 31, 2018. This decrease in cost of natural gas for the six months ended March 31, 2019 as compared to the same period in 2018 was primarily the result of a decrease of approximately 2.85% in the average price per MMBTU of natural gas. We also used approximately 0.65% less natural gas for the six months ended March 31, 2019 as compared to the same period in 2018, mostly because of improved efficiencies in ethanol production levels for the period.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$11,287,875	100.0%	$14,818,169	100.0%
Total Cost of Goods Sold	$11,287,875	100.0%	$14,818,169	100.0%

Soybeans

During the six months ended March 31, 2019, our cost was primarily the procurement of soybeans sold. During the six months ended March 31, 2019, our average price paid per bushel of soybeans was approximately 11.45% lower as compared to the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 3.21% for the six months ended March 31, 2019 as compared to operating expenses of approximately 2.74% of revenues for the same period in 2018. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We expect our operating expenses to remain relatively consistent throughout our 2019 fiscal year.

Operating Income

Our operating loss for the six months ended March 31, 2019 was approximately 2.10% of revenues as compared to operating income of approximately 2.60% of revenues for the same period in 2018. The decrease in operating income for the six months ended March 31, 2019 was primarily the result of decreased ethanol prices relative to the cost of corn.
Other Expense

Our other expense for the six months ended March 31, 2019 and 2018 was minimal and consisted primarily of interest expense.

Changes in Financial Condition for the Six Months Ended March 31, 2019

The following table highlights the changes in our financial condition:

	March 31, 2019 (Unaudited)	September 30, 2018
Current Assets	$45,747,827	$46,351,013
Current Liabilities	$16,132,647	$16,941,813
Long-Term Liabilities	$6,306,009	$7,314,867
Member's Equity	$117,606,695	$120,338,196

We experienced a decrease in our current assets at March 31, 2019 as compared to September 30, 2018. This decrease was primarily driven by a decrease in our cash at March 31, 2019 as compared to September 30, 2018 due mostly to cash expended to pay down our liability for grain received, but for which payment had been previously deferred by our farmer producers until January 2019. This decrease was partially offset by an increase in trade accounts receivable and inventories due to higher levels of production. We also experienced an increase in our commodity derivative instrument assets. The value of our derivative instruments is most affected by movements in market prices.

We experienced a decrease in our total current liabilities at March 31, 2019 as compared to September 30, 2018. This decrease was primarily because of a decrease in grain accounts payable due to the deferred payments for grain until January 2019 as explained above and a decrease in our commodity derivative instrument liability position at March 31, 2019 as compared to September 30, 2018.

We experienced a decrease in our long-term liabilities as of March 31, 2019 as compared to September 30, 2018 as a result of scheduled principal payments on our outstanding debt.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2019 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the six months ended March 31, 2019 and 2018:

	2019	2018
Net cash used in operating activities	$(17,764,500)	$(11,554,947)
Net cash used for investing activities	$(1,433,478)	$(1,828,579)
Net cash provided by (used in) financing activities	$1,937,702	$(4,198,730)
Net decrease in Cash and Restricted cash	$(17,260,276)	$(17,582,256)
Cash and Restricted cash, beginning of period	$19,237,992	$19,397,161
Cash and Restricted cash, end of period	$1,977,716	$1,814,905

Cash Flow from and used in Operations

We used more cash for operations for the six months ended March 31, 2019 as compared to the same period in 2018. This was primarily the result of decreased net income resulting from the narrow to negative spread ethanol and the cost of corn. Our increased production rates also increased the need for cash used for inventory and other working capital components for the six months ended March 31, 2019 compared with the same period in 2018.
Cash Flow used for Investing Activities

We used less cash in investing activities for the six months ended March 31, 2019 as compared to the same period in 2018. This decrease was primarily the result of decreased payments for capital expenditures because we had no large projects or other large capital equipment purchases during the period ended March 31, 2019.

Cash Flow used for Financing Activities

We used less cash in financing activities for the six months ended March 31, 2019 as compared to the same period in 2018. This decrease was mainly the result of no distributions in our 2019 fiscal year, and lower principal on long term debt as we reduce borrowing for the Grain Loadout Facility Loan during the six months ended March 31, 2019 compared with the same period in 2018.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains improve relative to price levels as of March 31, 2019 as the markets indicate, we expect operations to generate adequate cash flows to maintain operations.

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
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2019 was 5.30%. There was no borrowings outstanding on the Declining Loan at March 31, 2019 or September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at March 31, 2019 was 5.39%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2019 or September 30, 2018. Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at March 31, 2019 was 5.53%. There were borrowings in the amount of approximately $7,735,000 outstanding on the Grain Loadout Facility Loan at March 31, 2019. There were borrowings of $8,743,438 on the Grain Loadout Facility Loan at September 30, 2018. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2019. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2020. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2019.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.30% at March 31, 2019. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were no outstanding balances on the Revolving Credit Note at March 31, 2019 and the applicable interest rate was 5.39%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $7,735,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 5.53% at March 31, 2019. The specifics of the Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2019, would be approximately $43,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Corn Futures and Options Contracts	$(254,158)	$(328,612)	$(437,723)	$(181,388)
Ethanol Futures and Options Contracts	163,702	185,440	(252,292)	(325,076)
Natural Gas Futures and Options Contracts	—	37,727	36,584	157,013
Soybean Futures and Options Contracts	487,494	287,892	(753,160)	(929,987)
Soybean Forward Purchase Contracts	(147,839)	1,502,007	804,575	931,728
Totals	$249,199	$1,684,454	$(602,016)	$(347,710)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of March 31, 2019 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2019	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$541,336
Ethanol	135,000,000	Gallons	10%	$18,049,500
Corn	43,170,488	Bushels	10%	$14,274,768
DDGs	324,000	Tons	10%	$4,073,720
Corn Oil	31,500,000	Pounds	10%	$687,423
Soybeans	5,000,000	Bushels	10%	$3,911,346

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of our 2019 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Air Permit

On January 4, 2018, we received a letter from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) alleging violations of our air permit.  IDEM alleges that we (i) constructed and operated a fermenter without previous construction or operational approval; (ii) constructed and operated emission units (conveyors and legs) without the appropriate emission controls (two baghouses instead of one larger baghouse); (iii) constructed and operated emission units (steel bins) without emission controls; and (iv) operated emission units above the emission limits.  We entered into a settlement of this matter with IDEM in April 2019 and as part of that settlement we paid a civil penalty in the amount of $27,000.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2019 and September 30, 2018, (ii) Condensed Statements of Operations for the three and six months ended March 31, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the six months ended March 31, 2019 and 2018, (iv) Condensed Statements of Changes in Members' Equity for the three months and six ended March 31, 2019 and 2018, and (v) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 3, 2019	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)