Form 10-Q
period 2019-06-30
Cardinal Ethanol LLC
filed 2019-08-02
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019.

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

As of August 2, 2019, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2019	September 30, 2018
	(Unaudited)
Current Assets
Cash	$2,307,205	$17,989,013
Restricted cash	3,785,056	1,248,979
Trade accounts receivable	16,468,561	9,539,007
Miscellaneous receivables	2,355,579	519,721
Inventories	27,307,849	16,552,600
Prepaid and other current assets	245,504	170,953
Futures & options derivatives	290,338	281,438
Forward purchase/sales derivatives	179,621	49,302
Total current assets	52,939,713	46,351,013

Property, plant, and equipment, net	89,966,652	96,948,671

Other Assets
Investment	1,259,770	1,295,192
Total other assets	1,259,770	1,295,192

Total Assets	$144,166,135	$144,594,876

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Checks written in excess of bank balances	$5,039,874	$—
Operating line of credit	2,168,160	—
Contract liabilities	506,463	—
Accounts payable	2,906,050	2,711,578
Accounts payable-grain	6,396,698	9,597,822
Accrued expenses	981,355	1,289,929
Futures & options derivatives	1,512,156	274,118
Forward purchase/sales derivatives	204,860	1,639,795
Current maturities of long-term debt	1,428,571	1,428,571
Total current liabilities	21,144,187	16,941,813

Long-Term Liabilities
Long-term debt, net of current maturities	5,801,580	7,314,867
Liability for railcar rehabilitation costs	1,080,000	—
Total long-term liabilities	6,881,580	7,314,867

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	45,228,155	49,425,983
Total members' equity	116,140,368	120,338,196

Total Liabilities and Members’ Equity	$144,166,135	$144,594,876

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$63,665,456	$71,197,328	$178,171,882	$192,765,153

Cost of Goods Sold	62,587,418	67,084,985	175,990,029	182,108,709

Gross Profit	1,078,038	4,112,343	2,181,853	10,656,444

Operating Expenses	1,591,335	1,866,720	5,268,004	5,192,734

Operating Income (Loss)	(513,297)	2,245,623	(3,086,151)	5,463,710

Other Income (Expense)
Interest expense	(82,838)	(246,388)	(290,602)	(671,881)
Miscellaneous income	590,408	14,433	639,528	75,214
Total	507,570	(231,955)	348,926	(596,667)

Net Income (Loss)	$(5,727)	$2,013,668	$(2,737,225)	$4,867,043

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$—	$138	$(187)	$333

Distributions Per Unit	$100	$100	$100	$700

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities
Net income (loss)	$(2,737,225)	$4,867,043
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	8,433,872	8,707,377
Change in fair value of commodity derivative instruments	(336,116)	(169,266)
Loss (gain) on sale of equipment	1,218	(9,561)
Loss On Abandonment of Equipment - Ethanol Division	1,197,917	—
Non-cash dividend income	—	(198,955)
Investment redemption	35,422	—
Change in operating assets and liabilities:
Trade accounts receivables	(6,929,553)	(1,205,128)
Miscellaneous receivable	(1,835,858)	74,623
Inventories	(10,755,249)	(7,971,169)
Prepaid and other current assets	(74,551)	(23,775)
Contract liabilities	506,463	—
Advances from customers	—	375,543
Accounts payable	63,971	(1,033,838)
Accounts payable-grain	(3,201,124)	(1,778,569)
Accrued expenses	(308,579)	1,150,576
Accrued rail car rehabilitation repairs	1,080,000	—
Net cash provided by (used in) operating activities	(14,859,392)	2,784,901

Cash Flows from Investing Activities
Capital expenditures	(2,524,286)	(118,953)
Payments for construction in progress	—	(1,860,488)
Proceeds from sale of equipment	3,800	10,000
Net cash used for investing activities	(2,520,486)	(1,969,441)

Cash Flows from Financing Activities
Checks written in excess of bank balances	5,039,874	—
Distributions paid	(1,460,600)	(10,224,200)
Proceeds from revolving credit loan	4,161,917	10,349,708
Payments against revolving credit loan	(1,993,757)	(10,349,708)
Proceeds from long-term debt	—	3,524,049
Payments on long-term debt	(1,513,287)	(3,109,915)
Net cash provided by (used for) financing activities	4,234,147	(9,810,066)

Net Decrease in Cash and Restricted Cash	(13,145,731)	(8,994,606)

Cash and Restricted Cash – Beginning of Period	19,237,992	19,397,161

Cash and Restricted Cash – End of Period	$6,092,261	$10,402,555
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$2,307,205	$10,138,977
Restricted Cash - Balance Sheet	3,785,056	263,578
Cash and Restricted Cash	6,092,261	10,402,555

Supplemental Cash Flow Information
Interest paid	$330,790	$651,915

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$154,145	$32,259

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings
September 30, 2017	$70,912,213	$55,670,618

Net Income	—	1,604,507
Member Distributions	—	(5,842,400)

December 31, 2017	70,912,213	51,432,725

Net Income	—	1,248,869
Member Distributions	—	(2,921,200)

March 31, 2018	$70,912,213	$49,760,394

Net Income	—	2,013,668
Member Distributions	—	(1,460,600)

June 30, 2018	$70,912,213	$50,313,462

	Member Contributions	Retained Earnings
September 30, 2018	$70,912,213	$49,425,983

Net Loss	—	(2,670,040)

December 31, 2018	70,912,213	46,755,943

Net Loss	—	(61,461)

March 31, 2019	$70,912,213	$46,694,482

Net Loss	—	(5,727)
Member Distributions		(1,460,600)

June 30, 2019	$70,912,213	$45,228,155

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the nine months ended June 30, 2019 and 2018, the Company produced approximately 94,904,000 and 95,662,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives, inventory, patronage dividends, long-lived assets, railcar rehabilitation liability and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2019 and September 30, 2018, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading division inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2019 and September 30, 2018. These inventories are stated at market value, which may include reductions for quality.

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

On November 6, 2018, we experienced an explosion in one of our distillers grain silos. During the quarter ended June 30, 2019 the Company abandoned the silo and recorded an insurance recovery of approximately $1,794,000, of which was included as a miscellaneous receivable at June 30, 2019 and the balance collected in the quarter ending September 30, 2019. For the quarter ended June 30, 2019, the Company has recorded a loss on the abandonment of the damaged DDGS silo in the amount of approximately $1,198,000.

The Company has various capital projects scheduled for the 2019 fiscal year in order to make certain improvements to our ethanol plant. We have executed an agreement with Nelson Engineering to construct an additional liquefaction tank and fermenter which are expected to cost approximately $3,200,000. We expect to use funds from operations and our existing debt facilities to fund these improvements. At June 30, 2019, the project is still in process and approximately $2,000,000 of these costs have been capitalized in property, plant and equipment.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investments are stated at the lower of cost or fair value and adjusted for non cash patronage equities and cash equity redemptions received. Non cash patronage dividends are recognized when received and included within revenue in the condensed statements of operations.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

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

2.  REVENUE

Adoption of ASC Topic 606

On October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the October 1, 2018 balance sheet for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the statements of operations or balance sheets for the three and nine months ended June 30, 2019 and 2018.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three and nine month periods ended June 30, 2019:

Three Months Ended June 30, 2019

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$42,284,298	$—	$42,284,298
Distillers' grains	9,939,220	—	9,939,220
Corn Oil	1,885,100	—	1,885,100
Carbon Dioxide	123,375	—	123,375
Other	9,344	15,350	24,694
Total revenues from contracts with customers	54,241,337	15,350	54,256,687

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	9,408,769	9,408,769
Total revenues from contracts accounted for as derivatives	—	9,408,769	9,408,769
Total Revenues	$54,241,337	$9,424,119	$63,665,456

Nine Months Ended June 30, 2019

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$120,110,027	$—	$120,110,027
Distillers' grains	31,483,092	—	31,483,092
Corn Oil	5,524,019	—	5,524,019
Carbon Dioxide	386,270	—	386,270
Other	38,548	24,250	62,798
Total revenues from contracts with customers	157,541,956	24,250	157,566,206

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	20,605,676	20,605,676
Total revenues from contracts accounted for as derivatives	—	20,605,676	20,605,676
Total Revenues	$157,541,956	$20,629,926	$178,171,882

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
June 30, 2019

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

3. CONCENTRATIONS

Two major customers accounted for approximately 78% of the outstanding accounts receivable balance at June 30, 2019 and 87% at September 30, 2018. These same two customers accounted for approximately 82% of revenue for the three and nine month periods ended June 30, 2019 and 79% of revenue for the three and nine month periods ended June 30, 2018.

4.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2019 (Unaudited)	September 30, 2018
Ethanol Division:
Raw materials	$8,547,422	$7,053,371
Work in progress	1,368,366	1,299,716
Finished goods	2,773,987	1,929,177
Spare parts	3,310,223	2,927,438
Ethanol Division Subtotal	$15,999,998	$13,209,702
Trading Division:
Grain inventory	$11,307,851	$3,342,898
Trading Division Subtotal	$11,307,851	$3,342,898
Total Inventories	$27,307,849	$16,552,600

The Company had a net realizable value write-down of Ethanol Division inventory of approximately $102,000 and $0 for the three months ended June 30, 2019, and 2018, respectively and $886,000 and $83,000 for the nine months ended June 30, 2019, and 2018.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2019, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2020 for approximately 9.3% of expected production needs for the next 18 months. Approximately 8.0% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at June 30, 2019 or September 30, 2018. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

At June 30, 2019, the Ethanol Division had forward dried distiller grains sales contracts for approximately 38.3% of expected production for the next 3 months at various fixed prices for delivery periods through September 2019. At June 30, 2019, the Company had forward corn oil contracts for approximately 100.0% of expected production for the next 1 month at various fixed prices for delivery through July 2019. Also, at June 30, 2019, the Company had forward natural gas contracts for approximately 44.9% of expected purchases for the next 16 months at various prices for various delivery periods through October 2020. Additionally, at June 30, 2019, the Trading Division had forward soybean purchase contracts for various delivery periods through March 2020. Approximately 14.0% of the forward soybean purchases were with related parties.

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

At June 30, 2019, the Ethanol Division had a net long (buying) position of (1,136,000) bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of June 30, 2019 and are forecasted to settle for various delivery periods through December 2021. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2019. At June 30, 2019, the Trading Division also had a net short (selling) position of 1,525,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2019, forecasted to settle for various delivery periods through July 2020. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$97,755
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$1,414,401
Soybean Futures and Options Contracts	Futures & Options Derivatives	$290,338	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$179,621	$204,860
Totals		$469,959	$1,717,016

As of June 30, 2019, the Company had approximately $3,785,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Corn Futures and Options Contracts	Cost of Goods Sold	$1,464,076	$1,282,687	$342,057	$13,444
Ethanol Futures and Options Contracts	Revenues	(142,568)	(467,644)	288,574	474,015
Natural Gas Futures and Options Contracts	Cost of Goods Sold	8,577	165,590	(14,373)	23,354
Soybean Futures and Options Contracts	Cost of Goods Sold	4,149,333	3,219,346	(24,080)	263,812
Soybean Forward Purchase Contracts	Cost of Goods Sold	(3,963,696)	(3,031,969)	1,275,534	2,777,541
Totals		$1,515,722	$1,168,010	$1,867,712	$3,552,166

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(1,414,401)	$(1,414,401)	$66,439	$(1,480,840)	$—
Ethanol Futures and Options Contracts	$(97,755)	$(97,755)	$(97,755)	$—	$—
Soybean Futures and Options Contracts	$290,338	$290,338	$290,338		$—
Soybean Forward Purchase Contracts	$(25,239)	$(25,239)	$—	$(25,239)	$—
Soybean Inventory	$11,307,851	$11,307,851	$—	$11,307,851	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(156,056)	$(156,056)	$(164,625)	$8,569	$—
Ethanol Futures and Options Contracts	$(118,062)	$(118,062)	$(118,062)	$—	$—
Soybean Futures and Options Contracts	$281,438	$281,438	$281,438	$—	$—
Soybean Forward Purchase Contracts	$(1,590,493)	$(1,590,493)	$—	$(1,590,493)	$—
Soybean Inventory	$3,342,898	$3,342,898	$—	$3,342,898	$—

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at June 30, 2019 was 5.50% and at September 30, 2018 was 5.24%. There were no borrowings outstanding on the Declining Loan at June 30, 2019 or at September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds.The interest rate at June 30, 2019 was 5.34% and at September 30, 2018 was 5.01%. There were borrowing in the amount of approximately $2,168,000 outstanding on the Revolving Credit Loan at June 30, 2019 and no borrowing outstanding at September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate at June 30, 2019 was 5.43% and at September 30, 2018 was 5.23%. There were borrowings in the amount of approximately $7,230,000 and $8,743,000 outstanding on the Grain Loadout Facility Loan at June 30, 2019 and September 30, 2018, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

Long-term debt, as discussed above, consists of the following at June 30, 2019:

Grain Loadout facility loan	$7,230,151
Less amounts due within one year	$1,428,571
Net long-term debt	$5,801,580

The estimated maturities of long-term debt at June 30, 2019 are as follows:

July 1, 2019 to June 30, 2020	$1,428,571
July 1, 2020 to June 30, 2021	1,428,571
July 1, 2021 to June 30, 2022	1,428,571
July 1, 2022 to June 30, 2023	2,944,437
Total long-term debt	$7,230,151

8. LEASES

At June 30, 2019, the Company had entered into an agreement with its ethanol marketer to lease 225 tank cars needed for ethanol rail transportation at a rate up to current market rates per tank car per month through November 2022. The ethanol purchase and sale agreement was amended from the previous agreement which charged the Company a fixed price per gallon of ethanol through July 27, 2018. This amendment results in a commitment classified as an operating lease as reported in the table below.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

At June 30, 2019, the Company had the following operating lease minimum commitments for payments of rentals under leases which at inception had a non-cancellable term of more than one year:

Total
July 1, 2019 to June 30, 2020	$2,869,560
July 1, 2020 to June 30, 2021	2,869,560
July 1, 2021 to June 30, 2022	2,334,060
July 1, 2022 to June 30, 2023	813,150
Total minimum lease commitments	$8,886,330

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

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement. Under the agreement, we may be charged amounts to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s). Prior to the quarter ending June 30, 2019, the Company believed ongoing repairs results in an insignificant future rehabilitation expense. During the quarter ending June 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at June 30, 2019, to be $1,080,000. During the quarter ended June 30, 2019, the Company has recorded an expense in cost of goods good and a corresponding estimated long-term liability totaling $1,080,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 67% of total revenues and corn costs average 68% of total cost of goods sold.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$54,241,337	$57,912,534	$157,541,956	$164,337,421
Grain trading	$9,424,119	$13,284,794	$20,629,926	$28,427,732
Total Revenue	$63,665,456	$71,197,328	$178,171,882	$192,765,153

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$311,720	$3,427,027	$1,497,603	$9,646,359
Grain Trading	$766,318	$685,316	$684,250	$1,010,085
Total Gross Profit	$1,078,038	$4,112,343	$2,181,853	$10,656,444

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$(962,372)	$1,756,168	$(2,818,672)	$5,029,913
Grain trading	$449,075	$489,455	$(267,479)	$433,797
Total Operating Income (Loss)	$(513,297)	$2,245,623	$(3,086,151)	$5,463,710

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2019

	June 30, 2019	September 30, 2018
Grain Inventories:	(unaudited)
Ethanol production	$8,547,422	$7,053,371
Grain trading	$11,307,851	$3,342,898
Total Grain Inventories	$19,855,273	$10,396,269

	June 30, 2019	September 30, 2018
Total Assets:	(unaudited)
Ethanol production	$118,495,972	$128,960,169
Grain trading	$25,670,163	$15,634,707
Total Assets	$144,166,135	$144,594,876

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2019, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

On November 6, 2018, we experienced an explosion in one of our distillers grains silos. There were no injuries related to the incident and the damage was limited to the distillers grains silos and the associated materials handling equipment. Operations at the plant were temporarily suspended for four days pending an evaluation and assessment of the situation. The plant resumed operations but did not return to full production rates until mid to late December. We have now received final quotes to repair the damage to the silo of $1,794,000 and our insurance carrier has made a commitment to pay us that amount. However, our board of directors has voted to abandon the damaged silo and decided to instead build additional flat storage in its place due to the fact that flat storage is likely to be a safer alternative to a silo. We expect that the flat storage will be completed during the first quarter of our fiscal year 2020 at an estimated cost of approximately $1,900,000.

On February 19, 2019, we announced that our board of directors had decided to explore strategic options including the potential sale of our facility. In connection with these activities, we suspended all trading through FNC Ag Stock, LLC trading service (the "Trading Service") on the same date. On June 21, 2019, we announced that we are no longer actively pursuing a sale of the facility and resumed trading through the Trading Service effective July 1, 2019.

On May 21, 2019, our board of directors declared a cash distribution of $100 per membership unit to unit holders of record at the close of business on May 21, 2019, for a total distribution of $1,460,600. The distribution was paid in early June 2019.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. However, should we experience unfavorable operating conditions, we may need to seek additional funding.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenue	$63,665,456	100.0	$71,197,328	100.0
Cost of Goods Sold	62,587,418	98.3	67,084,985	94.2
Gross Profit	1,078,038	1.7	4,112,343	5.8
Operating Expenses	1,591,335	2.5	1,866,720	2.6
Operating Income (Loss)	(513,297)	(0.8)	2,245,623	3.2
Other Income (Expense), Net	507,570	0.8	(231,955)	(0.4)
Net Income (Loss)	$(5,727)	0.7	$2,013,668	2.8

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	2019		2018
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$54,241,337	85.2%	57,912,534	81.3%
Grain trading	9,424,119	14.8	13,284,794	18.7
Total Revenue	$63,665,456	100.0%	$71,197,328	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$42,284,298	78.0%	$44,624,976	77.1%
Distillers Grains Sales	9,939,220	18.3	11,348,365	19.6
Corn Oil Sales	1,885,100	3.5	1,802,185	3.1
Carbon Dioxide Sales	123,375	0.2	124,358	0.2
Other Revenue	9,344	—	12,650	—
Total Revenues	$54,241,337	100.0%	$57,912,534	100.0%

Ethanol

Our revenues from ethanol decreased in the three months ended June 30, 2019 as compared the to the same period in 2018.

We experienced an decrease in ethanol gallons sold of approximately 5.10% for the three months ended June 30, 2019 as compared to the same period in 2018 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 37% above our nameplate capacity. Management expects ethanol production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

The average price per gallon of ethanol sold for the three months ended June 30, 2019 was approximately 0.37% higher than the average price per gallon of ethanol sold for the same period in 2018. Ethanol market prices overall have increased as ethanol stocks have worked to keep up with the rising corn prices due to the substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest. However, despite higher ethanol prices the margin between ethanol and corn prices has narrowed and has had a negative effect on our profitability for the three months ended June 30, 2019 as compared the to the same period in 2018.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production remains high. A decline in ethanol exports due to trade disputes with foreign governments resulting in tariffs imposed on ethanol produced in the United States would also likely contribute to higher ethanol stocks unless additional demand is created domestically due to seasonal demand or year round sales of E-15. Finally, the granting of additional EPA waivers to refiners would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended June 30, 2019 as compared to the same period in 2018. This decrease in revenues is the result of a decrease in the average market price per ton ton of distillers grains sold for the period ended June 30, 2019 as compared to the same period in 2018.

The average price per ton of distillers grains sold for the three months ended June 30, 2019 was approximately 16.71% lower than the average price per ton of distillers grains sold for the same period in 2018. This decrease in the market price of distillers grains is primarily due to logistics issues experienced in the distillers grain market and consumers switching to lower priced alternatives for distiller's grains during the three months ended June 30, 2019. In addition, weak export demand from foreign markets due to international trade disputes combined with high industry-wide production had a negative effect on distiller's grains prices.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not resolved, this could lead to continued low distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 5.47% more tons of distillers grains in the three months ended June 30, 2019 as compared to the same period in 2018 resulting primarily from a slightly higher yield in our distillers grains production. Management expects that our annual distillers grains production volume will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

Corn Oil

Our revenues from corn oil sales increased in the three months ended June 30, 2019 as compared to the same period in 2018 which was mainly the result of higher corn oil prices. The average price per pound of corn oil was approximately 8.33% higher for the three months ended June 30, 2019 as compared to the same period in 2018 due primarily to the depressed state of prices in 2018. We sold approximately 4.75% less tons of corn oil in the three months ended June 30, 2019 as compared to the same period in 2018 due to lower corn oil yield on average resulting in lower corn oil production.

Management anticipates that higher production and an over-supply will keep prices consistent in the near term. Corn oil prices may be negatively affected if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. In addition, recent international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. Management expects corn oil production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions that result in our limiting production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$9,408,769	99.8%	$13,275,694	99.9%
Other Revenue	15,350	0.2	$9,100	0.1
Total Revenues	$9,424,119	100.0%	$13,284,794	100.0%

Soybeans

During the three months ended June 30, 2019 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended June 30, 2019 as compared the to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 15.28% for the three months ended June 30, 2019 as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the three months ending June 30, 2019.

We also experienced a decrease in the average price per bushel of soybeans sold for the three months ended June 30, 2019 that was approximately 17.14% lower than our average price per bushel of soybeans sold for the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand. We expect that soybean prices will rise during the summer growing months. Summer growing season conditions will determine prices thereafter unless trade disputes cause unusual disruption.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 99.4% for the three months ended June 30, 2019 as compared to approximately 94.1% for the same period in 2018. This increase in cost of goods sold as a percentage of revenues was the result of steady corn costs and decreased ethanol sales for the three months ended June 30, 2019 as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2019, we used approximately 1.20% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2018 due to higher ethanol production levels for the period. During the three months ended June 30, 2019, our average price paid per bushel of corn was approximately 2.56% lower as compared to the same period in 2018. However, corn prices were increasingly volatile during the three months ended June 30, 2019, primarily due to concerns that the size of the crop will be negatively affected by substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Wet weather which delayed planting may result in fewer acres, lower yields and higher corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the three months ended June 30, 2019 as compared to the same period in 2018. This decrease in cost of natural gas for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily the result of a decrease of approximately 5.92% in the average price per MMBTU of natural gas. We used approximately 0.43% more natural gas for the three months ended June 30, 2019 as compared to the same period in 2018, mostly because of cold weather extending into the first part of the period.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement. Under the agreement, we may be charged amounts to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the cars. Prior to the quarter ending June 30, 2019, we believed that repairs that it performed on a routine and an ongoing basis would result in an insignificant future rehabilitation expense. During the quarter ending June 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that we may be assessed for damages incurred beyond normal wear and tear. Our management has estimated total costs to rehabilitate the cars at June 30, 2019, to be $1,080,000. During the quarter ended June 30, 2019, we have recorded an expense in cost of goods good and a corresponding estimated long-term liability totaling $1,080,000.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$8,657,801	100.0%	$12,599,478	100.0%
Total Cost of Goods Sold	$8,657,801	100.0%	$12,599,478	100.0%

Soybeans

During the three months ended June 30, 2019, our cost was primarily the procurement of soybeans sold. During the three months ended June 30, 2019, our average price paid per bushel of soybeans was approximately 19.05% lower as compared to the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.5% for the three months ended June 30, 2019 as compared to operating expenses of approximately 2.6% of revenues for the same period in 2018. Operating expenses also include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs.

Operating Income

Our operating income for the three months ended June 30, 2019 was approximately 0.8% of revenues as compared to operating income of approximately 3.2% of revenues for the same period in 2018. The decrease in operating income for the three months ended June 30, 2019 was primarily the result of decreased ethanol sales. In addition, we experienced an increase in cost of goods sold for for the three months ended June 30, 2019 due to our recording $1,080,000 related to rail car rehabilitation costs as described above which resulted in an operating loss for the period.

Other Expense

Our other expense for the three months ended June 30, 2019 and 2018 was minimal and consisted primarily of interest expense.

Results of Operations for the Nine Months Ended June 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenue	$178,171,882	100.0	$192,765,153	100.0
Cost of Goods Sold	175,990,029	98.8	182,108,709	94.5
Gross Profit	2,181,853	1.2	10,656,444	5.5
Operating Expenses	5,268,004	3.0	5,192,734	2.7
Operating Income (Loss)	(3,086,151)	1.7	5,463,710	2.8
Other Income (Expense), Net	348,926	0.2	(596,667)	(0.3)
Net Income (Loss)	$(2,737,225)	1.5	$4,867,043	2.5

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended June 30, 2019 and 2018:

	2019		2018
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$157,541,956	88.4%	$164,337,421	85.3%
Grain trading	$20,629,926	11.6	$28,427,732	14.7
Total Revenue	$178,171,882	100.0%	$192,765,153	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$120,110,027	76.2%	$127,131,852	77.4%
Distillers Grains Sales	$31,483,092	20.0	30,733,044	18.7
Corn Oil Sales	$5,524,019	3.5	5,858,735	3.6
Carbon Dioxide Sales	$386,270	0.2	371,106	0.2
Other Revenue	$38,548	0.1	242,684	0.1
Total Revenues	$157,541,956	100.0%	$164,337,421	100.0%

Ethanol

Our revenues from ethanol decreased in the nine months ended June 30, 2019 as compared the to the same period in 2018.

The average price per gallon of ethanol sold for the nine months ended June 30, 2019 was approximately 4.15% lower than our average price per gallon of ethanol sold for the same period in 2018. This decrease in average market price for the nine months ended June 30, 2019 as compared to the same period in 2018 is due to months of increased industry-wide production in excess of demand resulting in higher ending ethanol stocks, inhibiting the growth of prices domestically.

We experienced a decrease in ethanol gallons sold of approximately 1.46% for the nine months ended June 30, 2019 as compared to the same period in 2018 resulting primarily from timing of ethanol shipments. We are currently operating at approximately 37% above our nameplate capacity. Management expects ethanol production will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production. In addition, this expected increase may be partially offset by the lower production we experienced in the nine months ended June 30, 2019 due to the silo accident temporarily delaying production in the Fall of 2018.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production remains high. A decline in ethanol exports due to trade disputes with foreign governments resulting in tariffs imposed on ethanol produced in the United States would also likely contribute to higher ethanol stocks unless additional demand is created domestically due to seasonal demand or year round sales of E-15. Finally, the granting of additional EPA waivers to refiners would have a negative effect on ethanol prices.

Distillers Grains

Our revenues from distillers grains increased in the nine months ended June 30, 2019 as compared to the same period in 2018. This increase in revenues is primarily the result of an increase in the amount of distillers grain sold and an increase in the average market price per ton of distillers grains sold for the period ended June 30, 2019 as compared to the same period in 2018.

The average price per ton of distillers grains sold for the nine months ended June 30, 2019 was approximately 2.78% lower than the average price per ton of distillers grains sold for the same period in 2018. This decrease in the market price of distillers grains is primarily due to logistics issues experience in the distillers grain market and consumers switching to lower priced alternatives for distiller's grains during the nine months ended June 30, 2019. In addition, weak export demand from foreign markets due to international trade disputes combined with high industry-wide production had a negative effect on distiller's grains.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Recent trade disputes with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not resolved, this could lead to continued low distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 2.28% more tons of distillers grains in the nine months ended June 30, 2019 as compared to the same period in 2018 resulting primarily resulting primarily from a slightly higher yield in our distillers grains production. Management expects that our annual distillers grains production volume will increase going forward due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

Corn Oil

Our revenues from corn oil sales decreased in the nine months ended June 30, 2019 as compared to the same period in 2018 which was mainly the result of a decrease in quantity sold. The average price per pound of corn oil was approximately 4.00% higher for the nine months ended June 30, 2019 as compared to the same period in 2018 due primarily to depressed prices in 2018. We sold approximately 10.49% less tons of corn oil in the nine months ended June 30, 2019 as compared to the same period in 2018 due to lower corn oil yield on average resulting in lower corn oil production.

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

Trading Division

The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$20,605,676	99.9%	$28,409,832	99.9%
Other Revenue	$24,250	0.1	$17,900	0.1
Total Revenues	$20,629,926	100.0%	$28,427,732	100.0%

Soybeans

During the nine months ended June 30, 2019 our revenues were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased in the nine months ended June 30, 2019 as compared the to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 15.08% for the nine months ended June 30, 2019 as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry for the period ended June 30, 2019.

    We experienced a decrease in the average price per bushel of soybeans sold for the nine months ended June 30, 2019 that was approximately 14.64% lower than our average price per bushel of soybeans sold for the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. Also international trade disputes caused weaker export demand. We expect that soybean prices will rise into the summer growing months. Summer growing season conditions will determine prices thereafter unless trade disputes cause unusual disruption.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 98.78% for the nine months ended June 30, 2019 as compared to approximately 94.5% for the same period in 2018. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the nine months ended June 30, 2019 as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2019, we used approximately 0.48% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2018 due to decreased ethanol yields for the period. During the nine months ended June 30, 2019, our average price paid per bushel of corn was approximately 0.27% lower as compared to the same period in 2018. However, corn prices were increasingly volatile during the nine months ended June 30, 2019, primarily due to concerns that the size of the crop will be negatively affected by substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Wet weather which delayed planting may result in fewer acres, lower yields and higher corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the nine months ended June 30, 2019 as compared to the same period in 2018. This decrease in cost of natural gas for the nine months ended June 30, 2019 as compared to the same period in 2018 was primarily the result of a decrease of approximately 3.50% in the average price per MMBTU of natural gas. We also used approximately 0.31% less natural gas for the nine months ended June 30, 2019 as compared to the same period in 2018, mostly because of improved efficiencies in ethanol production levels for the period.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

As discussed previously, the company recorded additional expense of $1,080,000 on a one-time basis related to rail car rehabilitation costs as described above. Management will reassess the sufficiency of this liability for expected costs periodically and adjust as needed, but we do not anticipate such a large increase at one time in the future.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$19,945,676	100.0%	$27,417,647	100.0%
Total Cost of Goods Sold	$19,945,676	100.0%	$27,417,647	100.0%

Soybeans

During the nine months ended June 30, 2019, our cost was primarily the procurement of soybeans sold. During the nine months ended June 30, 2019, our average price paid per bushel of soybeans was approximately 12.26% lower as compared to the same period in 2018 due to ample harvest in both 2017 and 2018 resulting in a large carryout. We also sold approximately 15.08% less bushels during the nine months ended June 30, 2019 as compared to the same period in 2018. Also international trade disputes caused weaker export demand.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 3.0% for the nine months ended June 30, 2019 as compared to operating expenses of approximately 2.7% of revenues for the same period in 2018.Operating expenses also include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We expect our operating expenses to remain relatively consistent throughout our 2019 fiscal year.

Operating Income (Loss)

Our operating loss for the nine months ended June 30, 2019 was approximately 1.7% of revenues as compared to operating income of approximately 2.8% of revenues for the same period in 2018. The decrease in operating income for the nine months ended June 30, 2019 was primarily the result of decreased ethanol prices relative to the cost of corn and an increase in cost of goods sold due to our recording $1,080,000 of rail car rehabilitation costs as described above.

Other Expense

Our other expense for the nine months ended June 30, 2019 and 2018 was minimal and consisted primarily of interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2019

The following table highlights the changes in our financial condition:

	June 30, 2019 (Unaudited)	September 30, 2018
Current Assets	$52,939,713	$46,351,013
Current Liabilities	$21,144,187	$16,941,813
Long-Term Liabilities	$6,881,580	7,314,867
Member's Equity	$116,140,368	$120,338,196

We experienced an increase in our current assets at June 30, 2019 as compared to September 30, 2018. This increase was primarily driven by an increase in our inventory, restricted cash and accounts receivable at June 30, 2019 as compared to September 30, 2018 due mostly to holding inventory at June 30, 2019 in order to capitalize on the carry opportunity in the soybean market and timing differences in our shipments on account. We also experienced a slight increase in our commodity derivative instrument assets. The value of our derivative instruments is most affected by movements in market prices. These increases were partially offset by a decrease in cash due to holding inventory to capitalize on the carry, rather than converting the inventory to sales.
We experienced an increase in our total current liabilities at June 30, 2019 as compared to September 30, 2018. This increase was primarily because of an increase in our borrowing on the Revolving Credit Loan due to higher ending inventories at June 30, 2019 as compared to September 30, 2018.

We experienced a decrease in our long-term liabilities as of June 30, 2019 as compared to September 30, 2018 as a result of scheduled principal payments on our outstanding debt. This decrease was partially offset by an increase in long-term liabilities due to our recording a $1,080,000 liability related to rail car rehabilitation costs as described above.

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

The following table shows cash flows for the nine months ended June 30, 2019 and 2018:

	2019	2018
Net cash provided by (used in) operating activities	$(14,859,392)	$2,784,901
Net cash used for investing activities	$(2,520,486)	$(1,969,441)
Net cash provided by (used in) financing activities	$4,234,147	$(9,810,066)
Net decrease in Cash and Restricted cash	$(13,145,731)	$(8,994,606)
Cash and Restricted cash, beginning of period	$19,237,992	$19,397,161
Cash and Restricted cash, end of period	$6,092,261	$10,402,555

Cash Flow from and used in Operations

We used more cash for operations for the nine months ended June 30, 2019 as compared to the same period in 2018. This was primarily the result of decreased net income resulting from the narrow to negative spread between ethanol prices and the cost of corn. Our increased production rates also increased the need for cash used for inventory and other working capital components for the nine months ended June 30, 2019 compared with the same period in 2018.

Cash Flow used for Investing Activities

We used more cash in investing activities for the nine months ended June 30, 2019 as compared to the same period in 2018. This increase was primarily the result of increased payments for capital expenditures during the period ended June 30, 2019 compared with the same period in 2018.

Cash Flow used for Financing Activities

We used less cash in financing activities for the nine months ended June 30, 2019 as compared to the same period in 2018. This decrease was mainly the result of lower distributions and reduced borrowings on the Grain Loadout Facility Loan during the nine months ended June 30, 2019 compared with the same period in 2018.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains improve relative to price levels as of June 30, 2019 as the markets indicate, we expect operations to generate adequate cash flows to maintain operations.
Short and Long Term Debt Sources

We have a loan agreement consisting of three loans, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Grain Loadout Facility Loan (formerly the Construction Loan). In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2019 was 5.50%. There was no borrowings outstanding on the Declining Loan at June 30, 2019 or September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is based on the 1-month LIBOR plus two hundred ninety basis points. The interest rate at June 30, 2019 was 5.34%. There were borrowings in the amount of $2,168,160 outstanding on the Revolving Credit Note at June 30, 2019 and no borrowings outstanding at September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan is based on the 3-month LIBOR plus two hundred ninety basis points and at June 30, 2019 was 5.43%. There were borrowings in the amount of approximately $7,230,000 outstanding on the Grain Loadout Facility Loan at June 30, 2019. There were borrowings of $8,743,438 on the Grain Loadout Facility Loan at September 30, 2018. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2019. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30, 2020. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

The board of directors has approved various capital projects for the 2019 fiscal year in order to make certain improvements to our ethanol plant. These improvements are expected to allow us to increase our annual ethanol production rate to approximately 140 million gallons. We have executed an agreement with Nelson Engineering to construct an additional liquefaction tank and fermenter which are expected to cost approximately $3,200,000. We expect to use funds from operations and our existing debt facilities to fund these improvements. We do not intend to start construction of these projects until we have received certain approvals from the Indiana Department of Environmental Management, Office of Air Quality (“IDEM”) related to our air permit. We anticipate these approvals will be received in Fall 2019.

In addition, we expect to build additional flat storage to replace our distillers grains silo that was damaged in an explosion. We expect that the flat storage will be completed during the first quarter of our fiscal year 2020 at an estimated cost of approximately $1,900,000. We expect to use proceeds from our insurance along with funds from operations and our existing debt facilities to fund this project.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets, railcar rehabilitation liability and inventory purchase commitments.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2019, although we did reassess our estimate of our railcar rehabilitation accrual as previously described.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  The interest rate on the Declining Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.50% at June 30, 2019. The interest rate for the Revolving Credit Note is the 1-month LIBOR rate plus 290 basis points with no minimum. There were borrowing in the amount of $2,168,000 outstanding on the Revolving Credit Loan at June 30, 2019 and the applicable interest rate was 5.34%. The interest rate on the Grain Loadout Facility Loan is the 3-month LIBOR plus 290 basis points with no minimum. There were borrowings in the amount of approximately $7,230,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 5.43% at June 30, 2019. The specifics of the Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2019, would be approximately $50,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
Corn Futures and Options Contracts	$342,057	$13,444	$1,464,076	$1,282,687
Ethanol Futures and Options Contracts	288,574	474,015	(142,568)	(467,644)
Natural Gas Futures and Options Contracts	(14,373)	23,354	8,577	165,590
Soybean Futures and Options Contracts	(24,080)	263,812	4,149,333	3,219,346
Soybean Forward Purchase Contracts	1,275,534	2,777,541	(3,963,696)	(3,031,969)
Totals	$1,867,712	$3,552,166	$1,515,722	$1,168,010

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of June 30, 2019 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2019	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$283,777
Ethanol	135,000,000	Gallons	10%	$20,209,500
Corn	43,170,488	Bushels	10%	$17,568,878
DDGs	324,000	Tons	10%	$4,450,058
Corn Oil	31,500,000	Pounds	10%	$736,215
Soybeans	5,000,000	Bushels	10%	$4,457,375

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of our 2019 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2019 and September 30, 2018, (ii) Condensed Statements of Operations for the three and nine months ended June 30, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, (iv) Condensed Statements of Changes in Members' Equity for the three months and nine ended June 30, 2019 and 2018, and (v) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 2, 2019	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2019	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)