Form 10-K
period 2019-09-30
Cardinal Ethanol LLC
filed 2019-11-22
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2019

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

(765) 964-3137
Registrant's telephone number, including area code

Securities registered pursuant to 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐ Yes     ☒ No

As of March 31, 2019, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $51,905,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 22, 2019, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2019.

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

PART I

ITEM 1. BUSINESS

Business Development

Cardinal Ethanol, LLC is an Indiana limited liability company formed on February 7, 2005 with the name of Indiana Ethanol, LLC. On September 27, 2005, we changed our name to Cardinal Ethanol, LLC. References to “we,” “us,” “our,” “Cardinal” and the “Company” refer to Cardinal Ethanol, LLC. We began producing ethanol, distillers grains and corn oil at the plant in November 2008 (the "Ethanol Division"). In addition, in 2017 we added a facility to allow us to procure, transport and sell grain commodities through our new grain operations (the "Trading Division").

On November 6, 2018, we experienced an explosion in one of our distillers grains silos. There were no injuries related to the incident and the damage was limited to the distillers grains silos and the associated materials handling equipment. Operations at the plant were temporarily suspended for four days pending an evaluation and assessment of the situation. The plant resumed operations but did not return to full production rates until mid to late December. We received final quotes to repair the damage to the silo of $1,794,000 and our insurance carrier made a commitment to pay us that amount. However, our board of directors voted to abandon the damaged silo and decided to instead build additional flat storage in its place due to the fact that flat storage is likely to be a safer alternative to a silo. We expect that the flat storage will be completed during the first quarter of our fiscal year 2020 at an estimated cost of approximately $1,900,000.

On February 19, 2019, we announced that our board of directors had decided to explore strategic options including the potential sale of our facility. In connection with these activities, we suspended all trading through the FNC Ag Stock, LLC Unit Trading Bulletin Board, a private online matching service, on the same date. On June 21, 2019, we announced that we are no longer actively pursuing a sale of the facility and resumed trading effective July 1, 2019.

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

Ethanol Division

In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Our annual ethanol production for the fiscal year ended September 30, 2019 decreased to approximately 130 million gallons due to lower ethanol production during our first quarter of 2019 as a result of a temporary plant shut down and decreased production rates related to an explosion in one of our distillers grains silos.

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

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	77%	77%	83%
Distillers Grains	19%	19%	13%
Corn Oil	4%	4%	4%
Carbon Dioxide	< 1%	< 1%	< 1%

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. The ethanol we produce is manufactured from corn. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production capacity of approximately 16.6 billion gallons with approximately 7% of that capacity idled.

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

Over the past year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, the Philippines and South Korea have also been top destinations. However, tariffs implemented by Brazil and China on ethanol imported from the United States have reduced demand from these countries and the potential for the imposition of tariffs by other countries due to trade disputes with the United States, may reduce overall ethanol export demand, which could have a negative effect on domestic ethanol prices. In addition, ethanol export demand is typically more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. Dollar is a force that may negatively impact ethanol exports from the United States.

Historically, the United States ethanol industry has exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past three years has resulted in a significant decline in demand from China requiring United States producers to seek out alternative markets. Over the past year, Mexico has been a top destination with Canada, Indonesia, South Korea, Turkey and Vietnam receiving notable amounts. However, recent trade disputes with other countries have created additional uncertainty as to future export demand.

As described below in "Distribution Methods," we sell carbon dioxide to Air Products and Chemicals, Inc. ("Air Products") and we market and distribute all of the corn oil we produce directly to end users and third party brokers in the domestic market.

Distribution Methods

Our ethanol plant is located near Union City, Indiana in Randolph County. We selected the site because of its proximity to existing ethanol consumption and accessibility to road and rail transportation. Our site is in close proximity to rail and major highways that connect to major population centers such as Indianapolis, Cincinnati, Columbus, Cleveland, Toledo, Detroit, New York and Chicago.

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
Carbon Dioxide
We have entered into an agreement with Air Products under which Air Products purchases a portion of the carbon dioxide gas produced at our plant. In addition, we entered into a Site Lease Agreement with Air Products under which Air Products leases a portion of our property, on which it is operating a carbon dioxide liquefaction plant. Under the agreement, Air Products pays us for a minimum of 98,700 tons each year or approximately $493,500 annually.
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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. The statutory volumes and the EPA's volumes for 2014 through 2019 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.40
	EPA Rule 11/30/2015	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Rule 11/30/2015	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Rule 11/30/2015	18.11	14.50
2017	Statutory	24.00	15.00
	EPA Rule 11/30/2016	19.28	15.00
2018	Statutory	26.00	15.00
	EPA Rule 11/30/2017	19.29	15.00
2019	Statutory	28.00	15.00
	EPA Rule 11/30/2018	19.92	15.00

On July 5, 2019, the EPA released a proposed rule to set the renewable volume obligation for 2020. The EPA proposes to set the total volume obligation at 20.04 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. A public hearing on the proposed rule was held in July and the public comment period expired on August 30, 2019. The final rule was expected to be issued in November 2019. However, on October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period will expire on November 30, 2019.

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

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2019, we incurred costs and expenses of approximately $93,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The Renewable Fuels Association estimates that there are approximately 208 ethanol production facilities in the United States with capacity to produce approximately 16.6 billion gallons of ethanol with seven plants under expansion or construction with capacity to produce approximately an additional 270 million gallons. However, the Renewable Fuels Association estimates that approximately 7% of the ethanol production capacity in the United States is idled.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,711
Valero Renewable Fuels	1,697
Green Plains Renewable Energy	1,111
Flint Hill Resources LP	840

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

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants produced approximately 41 million metric tons of distillers grains in 2018.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were higher during the fiscal year ended September 30, 2019, compared to the same period in 2018 due primarily to concerns that the size of the 2019 crop would be negatively affected by substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest. On October 10, 2019, the United States Department of Agriculture ("USDA") released a report estimating the 2019 corn crop in the United States at approximately 13.8 billion bushels, down 4% from last year's production, with yields averaging 168.4 bushels per acre. The USDA forecasted area harvested for grain at 81.8 million acres, down less than1% from 2018. The Indiana corn crop is estimated to be approximately 793 million bushels, down 20% from 2018. Yields in Indiana are expected to be approximately 162 bushels per acre, down approximately 14% from 2018. Management will continue to monitor the availability of corn in our area.
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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2019 was approximately 0.5% less MMBTUs than for last fiscal year, constituting approximately 4.4% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Trading Division

We procure, transport and sell grain commodities through our Trading Division which began operations at the end of our fourth fiscal quarter of 2017. To provide funding for the construction of this facility, we obtained a construction loan in the amount of $10,000,000 which converted to term debt effective December 31, 2017 (the "Grain Loadout Facility Loan"). Please refer to Item 8- Financial Statements, Note 9- Bank Financing for additional details.

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

Employees

We have 59 full-time employees as of November 22, 2019.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the Ethanol Division and for purchases of grain commodities for the Trading Division. Our primary source of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $5,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. At September 30, 2019, we have approximately $15,000,000 available to draw on the Revolving Credit Loan to provide additional working capital. We will discuss the Declining Loan and Revolving Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations".

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2020 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2019. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2020. However, unforeseen circumstances may develop which could result in violations of our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

We are subject to litigation involving our corn oil extraction technology. We have been sued by GS CleanTech Corporation asserting its intellectual property rights to certain corn oil extraction processes we obtained from ICM, Inc. in August 2008. GS CleanTech is seeking to enforce its patent rights against ICM and the Company. The court ruled that all of the patents claimed by GS CleanTech were invalid, that the Company had not infringed and that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. However, these rulings are on appeal. If GS CleanTech is successful in its appeal and allowed to continue to pursue its claims against the Company, we may be forced to pay damages to GS CleanTech as a result of our use of such technology and cease our production of corn oil.

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

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace and the EPA recently issued a final rule allowing the year-round sale of E15, there are still obstacles that could inhibit meaningful market penetration by E15.

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
The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. In addition, the EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. On October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using an the number of gallons of relief recommended by the United States Department of Energy. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

A reduction in ethanol exports to China due to the imposition of a tariff on U.S. ethanol could have a negative impact on ethanol prices. China imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. The decrease could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Units

As of November 22, 2019, we had approximately 14,606 membership units outstanding and approximately 1,191 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2018 1st	$14,000	$14,000	$14,000	5
2018 2nd	$11,500	$12,000	$11,778	9
2018 3rd	$—	$—	$—	—
2018 4th	$9,500	$9,985	$9,781	12
2019 1st	$9,500	$9,700	$9,600	2
2019 2nd	$—	$—	$—	—
2019 3rd	$—	$—	$—	—
2019 4th	$6,803	$7,212	$7,039	47

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2018 1st	$13,000	$14,000	$13,650	20
2018 2nd	$12,000	$13,750	$13,222	90
2018 3rd	$11,000	$11,000	$11,000	10
2018 4th	$9,985	$11,800	$11,354	9
2019 1st	$9,500	$13,000	$12,300	25
2019 2nd	$8,000	$9,800	$8,841	43
2019 3rd	$—	$—	$—	—
2019 4th	$7,000	$10,000	$8,223	20

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “Composite”) and the NASDAQ Clean Edge Green Energy Index (the "CELS"). The graph assumes $100 was invested in each of our units, the Composite and the CELS on September 30, 2014. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the years ended September 30, 2017, 2016 and 2015 and the selected income statement data and other financial data for the years ended September 30, 2016 and 2015 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2019 and 2018 and the selected income statement data and other financial data for the years ended September 30, 2019, 2018 and 2017 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2019	2018	2017	2016		2015
Revenues	$260,669,352	$266,858,452	$228,496,827	$222,895,449		$240,695,293

Cost Goods Sold	260,633,708	251,670,473	209,241,617	204,014,877	197,305,291	197,305,291

Gross Profit	35,644	15,187,979	19,255,210	18,880,572		43,390,002

Operating Expenses	6,938,893	6,778,756	5,520,971	5,233,634	4,714,891	4,714,891

Operating Income (Loss)	(6,903,249)	8,409,223	13,734,239	13,646,938		38,675,111

Other Income (Expense), Net	304,336	(778,158)	(309,615)	(125,143)	46,706	46,706

Net Income (Loss)	$(6,598,913)	$7,631,065	$13,424,624	$13,521,795		$38,721,817

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit	$(452)	$522	$919	$926		$2,651

Cash Distributions Per Unit	$100	$950	$1,175	$1,630		$3,500

Balance Sheet Data:	2019	2018	2017	2016		2015
Current Assets	$50,122,788	$46,351,013	$50,139,370	$48,529,843		$48,646,801

Net Property and Equipment	86,169,079	96,948,671	107,936,389	104,461,078		107,998,425

Other Assets	1,259,770	1,295,192	1,096,237	938,251		823,494

Total Assets	137,551,637	144,594,876	159,171,996	153,929,172		157,468,720

Current Liabilities	18,821,283	16,941,813	18,007,407	11,676,852		11,997,241

Long-Term Liabilities	6,451,671	7,314,867	14,581,758	11,932,063		4,865,236

Members' Equity	112,278,683	120,338,196	126,582,831	130,320,257		140,606,243

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

Results of Operations for the Fiscal Years Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenues	$260,669,352	100.0	$266,858,452	100.0
Cost of Goods Sold	260,633,708	100.0	251,670,473	94.3
Gross Profit	35,644	—	15,187,979	5.7
Operating Expenses	6,938,893	2.7	6,778,756	2.5
Operating Income (Loss)	(6,903,249)	(2.7)	8,409,223	3.2
Other Income (Expense), net	304,336	0.1	(778,158)	(0.3)
Net Income (Loss)	$(6,598,913)	(2.6)	$7,631,065	2.9

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the fiscal years ended September 30, 2019 and 2018:

	2019		2018
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$222,107,998	85.2%	$222,847,401	83.5%
Grain trading	38,561,354	14.8	44,011,051	16.5
Total Revenue	$260,669,352	100.0%	$266,858,452	100.0%

Ethanol Division

Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$170,418,067	76.7%	$171,669,232	77.0%
Distillers Grains Sales	42,940,147	19.4	42,422,819	19.1
Corn Oil Sales	8,192,603	3.7	8,020,761	3.6
CO2 Sales	504,237	0.2	477,355	0.2
Other Revenue	52,944	—	257,234	0.1
Total Revenues	$222,107,998	100.0%	$222,847,401	100.0%

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2019 as compared to our fiscal year ended September 30, 2018. This decrease in revenues is primarily the result of a lower average price per gallon of ethanol sold for the fiscal year ended September 30, 2019 as compared to the same period in 2018.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2019 was approximately 0.8% lower than our average price per gallon of ethanol sold for the same period in 2018. Ethanol prices were lower during the fiscal year ended September 30, 2019 due to increased industry-wide production which was in excess of demand. In addition, trade disputes with countries such as China, Mexico and the European Union and the imposition of tariffs on products produced in the United States have reduced export demand and had a negative effect on ethanol prices. Finally, ethanol prices were negatively impacted by the increase in the number of waivers granted by the EPA exempting certain refiners from compliance with the RFS.

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

We experienced an increase in ethanol gallons sold of approximately 0.1% for the fiscal year ended September 30, 2019 as compared to the same period in 2018 resulting primarily from increased ethanol production rates. However, this increase was offset by lower ethanol production during our first quarter of 2019 due to a temporary plant shut down and decreased production rates related to an explosion in one of our distillers grains silos. We are currently operating at approximately 35% above our nameplate capacity due to completion of certain improvements during our 2016 and 2017 fiscal years which increased our annual production rate. Management expects ethanol production will further increase for the fiscal year ended September 30, 2020 due to plans for completion of various projects which are expected to increase our annual ethanol production rate to approximately 140 million gallons unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2019 as compared to the same period in 2018. This increase in revenues is primarily the result of an increase in tons of distillers grains sold for the period ended September 30, 2019 compared to the same period in 2018. We experienced an increase of approximately 3.6% in distillers grains tons sold in the fiscal year ended September 30, 2019 as compared to the same period in 2018 due to higher demand and the ability to capitalize on some logistical market constraints. However, this increase was offset by lower ethanol production during our first quarter of 2019 which resulted in lower distillers grains production during the period. Management anticipates that our annual distillers grains production volume will increase for the fiscal year ended September 30, 2020 due to completion of various projects which are expected to increase our ethanol production rate to approximately 140 million gallons. However, this increase in production may be offset somewhat by a decrease in distillers grains yield per bushel.

The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2019 decreased by approximately 2.3% compared to the average price per ton of distillers grains sold for the same period in 2018. This decrease in the market price of distillers grains is due to weak export demand from foreign markets due to international trade disputes combined with high industry-wide production which had a negative effect on distiller's grains prices.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Trade disputes with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not resolved, this could lead to continued low distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also be affected by higher production or if lower corn or soybean prices resulting in end-users switching to lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in lower distillers grains prices.

Corn Oil

Our revenues from corn oil sales increased by approximately 2.1% in the fiscal year ended September 30, 2019 as compared to the same period in 2018. This increase is primarily the result of an increase in the average market price per pound of corn oil sold in the fiscal year ended September 30, 2019 as compared to the same period in 2018. The average price per pound of corn oil sold for the fiscal year ended September 30, 2019 increased by approximately 4.0% as compared to the same period in 2018 due primarily to the depressed state of prices in 2018.

Management anticipates that despite higher production and an over-supply of corn oil, steady demand will keep prices consistent in the near term. Corn oil prices may be negatively affected if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress. In addition, international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices.

We experienced a decrease of 3.6% in pounds of corn oil sold during the fiscal year ended September 30, 2019 as compared to the same period in 2018 due to decreased oil extraction rates per bushel of corn due to lower corn oil yield on average resulting in lower corn oil production. In addition, we experienced lower ethanol production levels during our first quarter of 2019 which resulted in lower corn oil production. Management expects corn oil production will increase for the fiscal year ended September 30, 2020 due to completion of various projects which are expected to increase our ethanol production rate to approximately 140 million gallons which would also increase our corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$38,519,254	99.9%	$43,975,501	99.9%
Other Revenue	$42,100	0.1	$35,550	0.1%
Total Revenues	$38,561,354	100.0%	$44,011,051	100.0%

Soybeans

During the fiscal year ended September 30, 2019, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased during the fiscal year ended September 30, 2019 as compared to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 3.42% during the fiscal year ended September 30, 2019 as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the fiscal year ended September 30, 2019.

We also experienced a decrease in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2019 that was approximately 9.27% less than our average price per bushel of soybeans sold for the same period in 2018 primarily due to continued pressure from increased tariffs from China along with a plentiful harvest in the fall of 2018. The average price per bushel of soybeans sold was $8.71 based on sales of approximately 4,426,000 bushels for the fiscal year ended September 30, 2019.

Cost of Goods Sold

Ethanol Division

Our Ethanol Division cost of goods sold as a percentage of its revenues was approximately 100.4% for the fiscal year ended September 30, 2019 as compared to approximately 94.1% for the same period in 2018. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2019 as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2019, the bushels of corn we used to produce our ethanol, distillers grains and corn oil increased by approximately 1.1% as compared to the same period in 2018. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2019 compared to the same period in 2018. During the fiscal year ended September 30, 2019, our average price paid per bushel of corn increased approximately 8.8% as compared to the same period in 2018 due primarily to concerns that the size of the crop would be negatively affected by substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost was lower during our fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018. This decrease in the cost of natural gas for the fiscal year ended September 30, 2019 as compared to the same period in 2018 was primarily the result of a decrease of approximately 5.7% in the average price per MMBTU of natural gas due to an increase in natural gas stocks. We also used approximately 0.5% less natural gas for the fiscal year ended September 30, 2019 as compared to the same period in 2018 because of more efficient ethanol production.

Management expects that natural gas prices will be dependent upon the severity of the coming winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. Prior to the year ending September 30, 2019, we believed ongoing repairs results in an insignificant future rehabilitation expense. During the year ending September 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at September 30, 2019, to be approximately $1,155,000. During the year ended September 30, 2019, we have recorded an expense in cost of goods and a corresponding estimated long-term liability totaling 1,155,000. We accrue the estimated cost per railcar damages over the term of the lease.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$37,595,012	97.5%	$42,062,458	95.6%
Total Cost of Goods Sold	$37,595,012	97.5%	$42,062,458	95.6%

Soybeans

During the fiscal year ended September 30, 2019, our cost was primarily the procurement of soybeans for sale. During the fiscal year ended September 30, 2019, our average price paid per bushel of soybeans was approximately 9.80% less as compared to the same period in 2018 due continued pressure from increased tariffs from China along with a plentiful harvest in the fall of 2018.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.7% for the fiscal year ended September 30, 2019 as compared to operating expenses of approximately 2.5% of revenues for the same period in 2018. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. The increase was due primarily to the increased depreciation of Trading Division and property taxes for the fiscal year ended September 30, 2019. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent with 2019 into and throughout our 2020 fiscal year.

Operating Income

Our loss from operations for the fiscal year ended September 30, 2019 was approximately 2.7% of our revenues compared to operating income of approximately 3.2% of revenues for the same period in 2018. The decrease in operating income for the fiscal year ended September 30, 2019 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Expense

We had other income of approximately 0.1% of revenues for the fiscal year ended September 30, 2019 compared to other expense of approximately 0.3% of revenues for the same period in 2018. This increase in other income for the fiscal year ended September 30, 2019, was primarily a result of a net gain on the distillers grains silo insurance recovery of approximately $0.6 million and lower interest expense due to the Company paying off the Term Loan on August 22, 2018, therefore foregoing interest expense on that loan for our fiscal year ended September 30, 2019.

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

Ethanol

Our revenues from ethanol decreased for our fiscal year ended September 30, 2018 as compared to our fiscal year ended September 30, 2017. This decrease in revenues was primarily the result of a lower average price per gallon of ethanol sold for the fiscal year ended September 30, 2018 as compared to the same period in 2017.

We experienced an increase in ethanol gallons sold of approximately 3.6% for the fiscal year ended September 30, 2018 as compared to the same period in 2017 resulting primarily from increased ethanol production rates due to completion of certain improvements during our 2016 and 2017 fiscal years.

Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2018 was approximately 12.7% lower than our average price per gallon of ethanol sold for the same period in 2017. Ethanol prices were lower during the fiscal year ended September 30, 2018 due to increased industry-wide production which was in excess of demand. In addition, trade disputes with countries such as China, Mexico and the European Union and the potential for the imposition of tariffs on products produced in the United States had a negative effect on ethanol prices. Finally, ethanol prices may have been negatively impacted by the increase in the number of waivers granted by the EPA exempting certain refiners from compliance with the RFS.

Distillers Grains

Our revenues from distillers grains increased in the fiscal year ended September 30, 2018 as compared to the same period in 2017. This increase in revenues was primarily the result of an increase in the average market price per ton of distillers grains sold for the period ended September 30, 2018 compared to the same period in 2017. The average price per ton of distillers grains sold for the fiscal year ended September 30, 2018 increased by approximately 42.4% compared to the average price per ton of distillers grains sold for the same period in 2017. This increase in the market price of distillers grains was due to increased export demand from nations other than China during the fiscal year ended September 30, 2018 as compared to the same period in 2017. In addition, poor corn quality from the 2016 corn crop had a negative effect on the price of distillers grains during our 2017 fiscal year.

China was historically a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Trade disputes with countries such as China, Mexico and the European Union created additional uncertainty as to future export demand.

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

Changes in Financial Condition for the Fiscal Year Ended September 30, 2019

The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Current Assets	$50,122,788	$46,351,013
Current Liabilities	18,821,283	16,941,813
Long-term Liabilities	6,451,671	7,314,867
Members' Equity	112,278,683	120,338,196

We experienced an increase in our current assets at September 30, 2019 as compared to September 30, 2018. This increase was primarily driven by an increase in our restricted cash and accounts receivable at September 30, 2019 compared to September 30, 2018 due to the restricted cash requirements with derivative trading counter-parties. Accounts receivable increased due the timing of rail shipments of ethanol.

We experienced an increase in our current liabilities at September 30, 2019 compared to September 30, 2018. This increase is primarily due to the increase in our grain accounts payable at September 30, 2019 as compared to September 30, 2018 which resulted from the timing of harvest for the fiscal year ended September 30, 2019 as compared to September 30, 2018 and increased amounts due to broker at September 30, 2019 due to requirements with derivative trading counter-parties.

We experienced a decrease in our long-term liabilities as of September 30, 2019 compared to September 30, 2018 as a result of scheduled principal payments on our outstanding debt. This decrease was partially offset by an increase in long-term liabilities due to recording a liability related to rail car rehabilitation costs as of September 30, 2019.

Liquidity and Capital Resources

We experienced significant adverse conditions throughout 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry-wide inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2020 fiscal year. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2019 and 2018

The following table shows cash flows for the fiscal year ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$7,951,807	$25,369,114
Net cash used for investing activities	(1,677,363)	(2,064,437)
Net cash used for financing activities	(3,478,316)	(23,463,846)
Net increase (decrease) in cash & restricted cash	2,796,128	(159,169)
Cash & restricted cash, beginning of period	19,237,992	19,397,161
Cash & restricted cash, end of period	$22,034,120	$19,237,992

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2019 as compared to the same period in 2018. This decrease was due to net operating losses experienced during the fiscal year ended September 30, 2019 as compared to net operating income during the same period in 2018 coupled with changes in various working capital items, particularly an increase in accounts receivable as of September 30, 2019.

Cash Flow used for Investing Activities

We used less cash in investing activities for the fiscal year ended September 30, 2019 as compared to the same period in 2018. This decrease was primarily the result of the receipt of funds from the acquisition account from Randolph County Redevelopment Commission of approximately $2,300,000. This decrease was partially offset by increased amounts paid for construction in progress which were approximately $2,000,000 higher in 2019.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2019 as compared to the same period in 2018. This decrease was the result of less net repayment activity on long-term debt along with a decrease in distributions to our members during the fiscal year ended September 30, 2019 as compared with the same period in 2018.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2019, we expect operations to generate adequate cash flows to maintain operations.
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

Short and Long Term Debt Sources

We have a loan agreement consisting of three loans, the Declining Revolving Loan ("Declining Loan"), the Revolving Credit Loan and a Grain Loadout Facility Loan (formerly the Construction Loan). In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to "Item 8 - Financial Statements, Note 9 - Bank Financing" for additional details.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at September 30, 2019 was 5.00%. There were no borrowings outstanding on the Declining Loan at September 30, 2019 or September 30, 2018.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at September 30, 2019 was 5.01%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2019 or September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan at September 30, 2019 was 5.04%. There were borrowings in the amount of approximately $6,726,000 outstanding on the Grain Loadout Facility Loan at September 30, 2019 and $8,743,000 outstanding on the Grain Loadout Facility Loan at September 30, 2018. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. During the fiscal year ended September 30, 2019, we have capitalized approximately $67,000 of interest related to the various improvement and construction projects. This compares with approximately $15,000 capitalized in the same period ended September 30, 2018.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2019. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2020. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Development Agreement

In September 2007, we entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money we pay toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. We do not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account.

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

Capital Improvements

The board of directors approved various capital projects for the 2019 fiscal year in order to make certain improvements to our ethanol plant. These improvements are expected to allow us to increase our annual ethanol production rate to approximately 140 million gallons. We executed an agreement with Nelson Engineering to construct an additional liquefaction tank and fermenter at a cost of approximately $3,200,000 which was funded by operations and our existing debt facilities. The liquefaction and fermenter projects were completed early in first quarter 2020 and began operations.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2019:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$7,475,586	$1,745,062	$5,730,524	$—	$—
Operating Lease Obligations	7,742,815	2,732,820	4,700,640	309,355	—
Purchase Obligations	29,543,025	24,682,705	4,860,320	—	—
Total Contractual Cash Obligations	$44,761,426	$29,160,587	$15,291,484	$309,355	$—

The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the obligations incurred as a result of the borrowings against the Term Loan for our expansion projects (discussed above). The operating lease obligations in the table above include our hopper and tank railcars and forklift lease obligations as of September 30, 2019. Purchase obligations consist of forward contracted corn and soybean deliveries and forward contracted natural gas purchases.

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

We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2019 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

As of September 30, 2019, we have open short (selling) positions for 12,060,000 bushels of corn and long (buying) positions for 13,288,382 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 1,470,000 gallons of ethanol and long (buying) positions of 420,000 gallons of ethanol on the Chicago Board of Trade. We also have open short (selling) positions for 724,915.5 bushels of soybeans and long (buying) positions of 260,000 bushels of soybeans on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and soybean positions are forecasted to settle through December 2021, November 2019 and July 2020, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We enter into forward contracts for grain purchases and natural gas to supply the two divisions. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to contracts in place at September 30, 2019. Our estimates include various assumptions including the future prices of ethanol, distillers grains, corn, natural gas and soybeans.

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon return of each car at the termination of the lease. Prior to the year ending September 30, 2019, we believed ongoing repairs would result in an insignificant future rehabilitation expense. During the year ending September 30, 2019, based on new information from the lessor and discussions with third parties that lease equivalent cars under similar agreements, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. We have estimated total costs to rehabilitate the cars at September 30, 2019, to be approximately $1,155,000. This is based on our estimate of incurred damages as of the end of the fiscal year, on expected total car damages at the lease termination, and upon damage claims charged to industry peers with similar leasing arrangements. During the year ended September 30, 2019, we have recorded an expense in cost of goods sold and a corresponding estimated long-term liability totaling $1,155,000. We accrue the estimated cost of damage to the rail cars over the term of the lease, but because the actual cost is not finalized until the lease termination, it is reasonably possible that there will be a change in the estimate in the future.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.0% at September 30, 2019. There were no outstanding balances on the Revolving Credit Note at September 30, 2019 and the applicable interest rate was 5.01%. There were borrowings in the amount of approximately $6,726,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 5.04% at September 30, 2019. The specifics of the Term Loan, Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2019, would be approximately $34,000.

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

At September 30, 2019, we had a net short position of 1,050,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through November 2019, a net long position of 1,228,382 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2021. At September 30, 2019, we had a net short (selling) position of 464,916 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2019, we also had entered into certain forward purchase contracts for soybeans at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Corn Derivative Contracts	$(2,035,159)	$1,994,778	$2,003,473
Ethanol Derivative Contracts	$467,160	(700,074)	1,640,292
Natural Gas Derivative Contracts	$23,354	165,590	205,523
Soybean Derivative Contracts	628,652	3,495,818	223,409
Soybean Forward Purchase and Sales Contracts Derivatives	1,509,539	(1,344,332)	(327,005)
Totals	$593,546	$3,611,780	$3,745,692

    At September 30, 2019, we had forward corn purchase contracts at various fixed prices for various delivery periods through December 2021 for approximately 4.4% of our expected production needs for the next 27 months. At September 30, 2019, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2019 for approximately 31.4% of expected production for the next 3 months and forward corn oil contracts at various prices for various delivery periods through October 2019 for approximately 100% of expected production for the next 1 month. Also, at September 30, 2019, we had forward natural gas contracts for approximately 51.7% of expected purchases for the next 25 months at various prices for various delivery periods through October 2021. We had no forward ethanol sales contracts at fixed prices as of September 30, 2019.

We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2019, the Company had soybean forward purchase and sales contracts at various fixed prices for various delivery periods through July 2021 for approximately 6.7% of its anticipated trading volume of that commodity for the next 22 months.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2019 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2019	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	135,000,000	Gallons	10%	$21,195,000
Corn	38,923,999	Bushels	10%	$16,270,232
DDGs	298,385	Tons	10%	$4,028,198
Corn Oil	28,492,820	Pounds	10%	$712,321
Soybeans-Purchase	4,382,866	Bushels	10%	$3,817,476
Soybeans-Sale	4,999,701	Bushels	10%	$4,414,736

For comparison purposes, the results of our sensitivity analysis as of September 30, 2018 were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2018	Approximate Adverse Change to Income
Natural Gas	945,000	MMBTU	10%	$279,578
Ethanol	135,000,000	Gallons	10%	$17,010,000
Corn	39,459,275	Bushels	10%	$12,676,292
DDGs	303,665	Tons	10%	$4,099,478
Corn Oil	27,658,328	Pounds	10%	$732,946
Soybeans - purchase	3,653,888	Bushels	10%	$2,833,590
Soybeans - Sale	4,861,473	Bushels	10%	$3,842,994

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC (the Company) as of September 30, 2019 and 2018, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Boulay PLLP
Minneapolis, Minnesota
November 22, 2019

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2019	September 30, 2018

Current Assets
Cash	$15,670,696	$17,989,013
Restricted cash	6,363,424	1,248,979
Trade accounts receivable	12,824,985	9,539,007
Miscellaneous receivables	1,380,649	519,721
Inventories	13,439,808	16,552,600
Prepaid and other current assets	130,464	170,953
Futures & options derivatives	221,947	281,438
Forward purchase/sales derivatives	90,815	49,302
Total current assets	50,122,788	46,351,013

Property, Plant, and Equipment
Land and land improvements	22,507,849	22,507,849
Plant and equipment	156,159,960	158,084,612
Building	7,018,061	7,018,061
Office equipment	915,758	814,842
Vehicles	31,928	31,928
Construction in process	1,031,021	48,429
	187,664,577	188,505,721
Less accumulated depreciation	(101,495,498)	(91,557,050)
Property, Plant, and Equipment, Net	86,169,079	96,948,671

Other Assets
Investment	1,259,770	1,295,192
Total other assets	1,259,770	1,295,192

Total Assets	$137,551,637	$144,594,876

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2019	September 30, 2018

Current Liabilities
Accounts payable	$2,712,760	$2,711,578
Accounts payable - grain	10,624,278	9,597,822
Accrued expenses	1,249,467	1,289,929
Due to broker	1,589,324	—
Futures & options derivatives	1,045,113	274,118
Forward purchase/sales derivatives	171,770	1,639,795
Current maturities of long-term debt	1,428,571	1,428,571
Total current liabilities	18,821,283	16,941,813

Long-Term Liabilities
Long-term debt, net of current maturities	5,297,151	7,314,867
Liability for railcar rehabilitation costs	1,154,520	—
Total long-term liabilities	6,451,671	7,314,867

Commitments and Contingencies (Note 11)

Members’ Equity
Member contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	41,366,470	49,425,983
Total members' equity	112,278,683	120,338,196

Total Liabilities and Members’ Equity	$137,551,637	$144,594,876

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017

Revenues	$260,669,352	$266,858,452	$228,496,827

Cost of Goods Sold	260,633,708	251,670,473	209,241,617

Gross Profit	35,644	15,187,979	19,255,210

Operating Expenses	6,938,893	6,778,756	5,520,971

Operating Income (Loss)	(6,903,249)	8,409,223	13,734,239

Other Income (Expense)
Interest income	—	—	—
Interest expense	(358,950)	(858,725)	(362,188)
Miscellaneous income	663,286	80,567	52,573
Total	304,336	(778,158)	(309,615)

Net Income (Loss)	$(6,598,913)	$7,631,065	$13,424,624

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(452)	$522	$919

Distributions Per Unit	$100	$950	$1,175

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net income (loss)	$(6,598,913)	$7,631,065	$13,424,624
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	11,242,289	11,624,076	10,876,179
Change in fair value of commodity derivative instruments	(679,052)	1,562,186	(305,963)
Loss (gain) on disposal of fixed asset	1,218	(9,560)	(6,600)
Loss of Abandonment of Equipment - ethanol division	1,197,917	—	—
Non-cash dividend income	—	(198,955)	(157,986)
Investment redemption	35,422	—	—
Change in operating assets and liabilities:

Trade accounts receivables	(3,285,978)	5,467,086	(3,431,246)
Miscellaneous receivable	(860,928)	(135,213)	(248,991)
Inventories	3,112,792	(1,947,625)	(2,511,506)
Prepaid and other current assets	40,489	82,838	(4,792)
Accounts payable	16,713	165,294	1,511,712
Accounts payable-corn	1,026,456	1,219,727	3,616,548
Accrued expenses	(40,462)	(91,805)	(1,226,737)
Accrued railcar rehabilitation costs	1,154,520	—	—
Due to Broker	1,589,324	—	—
Net cash provided by operating activities	7,951,807	25,369,114	21,535,242

Cash Flows from Investing Activities
Capital expenditures	—	(118,953)	(571,366)
Payments for construction in process	(3,981,163)	(1,955,484)	(12,385,407)
Proceeds from sale of equipment	3,800	10,000	6,600
Development agreement funds received for capital expenditures	2,300,000	—	—
Net cash used for investing activities	(1,677,363)	(2,064,437)	(12,950,173)

Cash Flows from Financing Activities
Distributions paid	(1,460,600)	(13,875,700)	(17,162,050)
Proceeds from line of credit	5,541,948	10,349,708	—
Repayment on line of credit	(5,541,948)	(10,349,708)	—
Proceeds from long-term debt	—	3,524,048	6,475,952
Payments on long-term debt	(2,017,716)	(13,112,194)	(2,964,721)
Net cash used for financing activities	(3,478,316)	(23,463,846)	(13,650,819)

Net Increase (Decrease) in Cash and Restricted Cash	2,796,128	(159,169)	(5,065,750)

Cash and Restricted Cash – Beginning of Period	19,237,992	19,397,161	24,462,911

Cash and Restricted Cash – End of Period	$22,034,120	$19,237,992	$19,397,161

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$15,670,696	$17,989,013	$18,995,755
Restricted Cash - Balance Sheet	6,363,424	1,248,979	401,406
Cash and Restricted Cash	$22,034,120	$19,237,992	$19,397,161

Supplemental Cash Flow Information
Interest paid	$436,196	$883,972	$613,855.76

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses and accounts payable	$12,447	$23,643	$1,461,282
Construction period interest capitalized in property, plant and equipment	$67,231	$14,912	$263,261

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

	Member	Retained
	Contributions	Earnings
Balance - September 30, 2016	$70,912,213	$59,408,044

Net income for year ended September 30, 2017	—	13,424,624

Members Distributions	—	(17,162,050)

Balance - September 30, 2017	70,912,213	55,670,618

Net income for year ended September 30, 2018	—	7,631,065

Members Distributions	—	(13,875,700)

Balance - September 30, 2018	70,912,213	49,425,983

Net loss for year ended September 30, 2019	—	(6,598,913)

Members Distributions	—	(1,460,600)

Balance - September 30, 2019	$70,912,213	$41,366,470

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2019, 2018 and 2017, the Company produced approximately 130,700,000, 130,500,000 and 125,400,000 gallons of ethanol, respectively.

During 2017, the Company completed a construction project to add grain receiving and train loading facilities and additional rail spurs, track and grain storage to allow the Company to procure, transport and sell grain commodities through our grain operations (the "Trading Division").

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

•
Trading Division. During 2017, the Company constructed a grain loading facility within the Company's single site to buy, hold and sell inventories of agricultural grains, primarily soybeans. The Company performs no additional processing of these grains, unlike the corn inventory the Company holds and uses in ethanol production. The activities of buying, selling and holding of grains other than for ethanol and co-product production comprise this financial reporting segment.

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

Restricted Cash

As a part of its commodities hedging activities, the Company is required to maintain cash balances with its commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

increase these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, the Company records the cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available upon request when there is a margin excess, the Company considers this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2019 and 2018, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at September 30, 2019 and 2018. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company's contracts primarily consist of agreements with marketing companies and other customers as described below. The Company's performance obligations consist of the delivery of ethanol, distillers' grains, corn oil, soybeans and carbon dioxide to its customers. The consideration the Company receives for these products is fixed based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. The Company's contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. The Company sells each of the products via different marketing channels as described below.

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

•
Distillers grains. The Company engages another third-party marketing company, CHS, Inc. to sell one hundred percent of the distillers grains it produces at the plant. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales.

•
Distillers corn oil (corn oil). The Company sells its production of corn oil directly to commercial customers. The customer is provided with a delivery schedule and pick up orders representing performance obligations are fulfilled when the customer's driver picks up the scheduled load. The price is agreed upon at the time each contract is made, and the Company recognizes revenue at the time of delivery at that price.

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

Cost of Goods Sold

Cost of goods sold include corn, trading division grains, natural gas and other components which includes processing ingredients, electricity, railcar maintenance, depreciation of ethanol production fixed assets and wages, salaries and benefits of production personnel.

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
September 30, 2019 and 2018

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

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value at September 30, 2019 and 2018 due to the short maturity nature of these instruments. The fair value of derivative instruments, Trading Division inventory, and debt is disclosed in Note 8.

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2019, 2018, or 2017 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2019 or 2018.
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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2019 or 2018. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2015, the Company is no longer subject to U.S. Federal income tax examinations.

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Evaluated)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for the Company beginning in October 2019. It is to be adopted using a modified retrospective approach. The Company evaluated the impact that the adoption of this guidance will have on the Company’s financial statements and anticipates the new guidance will result in initial recognition of a right to use asset and lease liability of approximately $7,200,000 primarily related to leases for rail cars for transporting ethanol and dried distillers grains with solubles (DDGS) to its end customers.

Revenue Recognition (Adopted)

Effective October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1 - Accounting policies and Note 2 - Revenue for further details.

2. REVENUE

Adoption of ASC Topic 606

On October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the October 1, 2018 balance sheet for the adoption of the new revenue standard. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the statements of operations or balance sheets as of and for the fiscal years ended September 30, 2019 and 2018.

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the fiscal year ended September 30, 2019:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Fiscal Year Ended September 30, 2019

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$170,418,067	$—	$170,418,067
Distillers' grains	42,940,147	—	42,940,147
Corn Oil	8,192,603	—	8,192,603
Carbon Dioxide	504,237	—	504,237
Other	52,944	42,100	95,044
Total revenues from contracts with customers	222,107,998	42,100	222,150,098

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	38,519,254	38,519,254
Total revenues from contracts accounted for as derivatives	—	38,519,254	38,519,254
Total Revenues	$222,107,998	$38,561,354	$260,669,352

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

The Company has standard payment terms of net 10 days for its sale of corn oil.

The Company has standard payments terms due upon delivery for its sale of soybeans.

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

3. CONCENTRATIONS

Two major customers accounted for approximately 92% and 87% of the outstanding accounts receivable balance at September 30, 2019 and September 30, 2018, respectively. These same two customers also accounted for approximately 82% of revenue for the year ended September 30, 2019 and 80% and 96% of revenue for each of the years ended September 30, 2018, and 2017, respectively.

4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2019 and 2018 are as follows:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

	2019	2018
Financial statement basis of assets	$137,551,637	$144,594,876
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(69,437,507)	(78,332,840)
Book to tax derivative instruments	(234,875)	(330,740)
Capitalized inventory	140,000	804,738
Income tax basis of assets	$69,995,865	$68,712,644

Financial statement basis of liabilities	$25,272,954	$24,256,680
Book to tax derivative instruments	(1,058,041)	(1,913,913)
Accrued employee benefits	(425,997)	(511,753)
Accrued Rail Car Rehabilitation Costs	(1,154,520)	—
Income tax basis of liabilities	$22,634,396	$21,831,014

5. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2019 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 30, 2019	$100	$1,460,600	May 2019
Totals	$100	$1,460,600

Distribution dates and amounts for the fiscal year ended September 30, 2018 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 21, 2017	$400	$5,842,400	December 2017
February 20, 2018	200	2,921,200	February 2018
May 15, 2018	100	1,460,600	June 2018
August 21, 2018	250	3,651,500	August 2018
Totals	$950	$13,875,700

Distribution dates and amounts for the fiscal year ended September 30, 2017 are listed in the table below:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2016	$600	$8,763,600	December 2016
February 14, 2017	200	2,921,200	February 2017
May 16, 2017	275	4,016,650	May 2017
August 14, 2017	100	1,460,600	August 2017
Totals	$1,175	$17,162,050

6.  INVENTORIES

Inventories consist of the following as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Ethanol Division:
Raw materials	$5,457,534	$7,053,371
Work in progress	1,639,946	1,299,716
Finished goods	1,657,065	1,929,177
Spare parts	3,259,165	2,927,438
Ethanol Division Subtotal	$12,013,710	$13,209,702
Trading Division:
Grain inventory	$1,426,098	$3,342,898
Trading Division Subtotal	$1,426,098	$3,342,898
Total Inventories	$13,439,808	$16,552,600

The Company had a net realizable value write-down of ethanol inventory of approximately $105,000 and $113,000 for the years ended September 30, 2019 and 2018, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2019, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2021 for approximately 4.4% of expected production needs for the next 27 months . Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2019 and September 30, 2018. At September 30, 2019, the Company has forward natural gas purchase contracts for approximately 51.7% of expected usage for the next 25 months at various prices for various delivery periods through October 2021. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2019. It did have dried distiller grains sales contracts for approximately 31.4% through December 2019 and forward corn oil sales contracts for approximately 100% of expected production for the next 1 month at various fixed prices for various delivery periods through October 2019. Also, the Company purchased corn from a related party during the year totaling approximately $472,000.

At September 30, 2019, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through July 2021 for approximately 6.7% of its anticipated trading volume of that commodity for the next 22 months. Also, the Company purchased soybeans from a related party during the year totaling approximately $92,000.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

7. DERIVATIVE INSTRUMENTS

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
At September 30, 2019, the Ethanol Division had a net long (buying) position of 1,228,382 bushels of corn under derivative contracts used to hedge its forward corn contracts, corn inventory and ethanol sales. The Ethanol Division had a net short (selling) position of 6,816,000 bushels of corn under derivative contracts as of September 30, 2018. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through December 2021 as of September 30, 2019. The Ethanol Division had a net short (selling) position of 1,050,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. The Ethanol Division had a net long (buying) position of 840,000 gallons of ethanol under derivative contracts as of September 30, 2018. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through November 2019, as of September 30, 2019. These derivatives have not been designated as effective hedges for accounting purposes.

At September 30, 2019, the Trading Division had a net short (selling) position of 464,916 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its Trading Division. The Trading Division had a short (selling) position of 915,000 bushels of soybeans under derivative contracts as of September 30, 2018.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol futures and options contracts	Futures & Options Derivatives	$—	$81,900
Corn futures and options contracts	Futures & Options Derivatives	$—	$963,213
Soybean futures and options contracts	Futures & Options Derivatives	$221,947	$—
Soybean forward purchase and sales contracts	Forward Purchase/Sales Derivatives	$90,815	$171,770

As of September 30, 2019 the Company had approximately $6,363,000 of cash collateral (restricted cash) and due to broker of approximately $1,589,000 related to ethanol, corn, and soybean derivatives held by two brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2018:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Futures & Options Derivatives	$—	$118,062
Corn futures and options contracts	Futures & Options Derivatives	$—	$156,056
Soybean futures and options contracts	Futures & Options Derivatives	$281,438	$—
Soybean forward purchase contracts	Forward Purchase/Sale Derivatives	$49,302	$1,639,795

As of September 30, 2018 the Company had approximately $1,249,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2019:

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$(2,035,159)
Ethanol Futures and Options Contracts	Revenues	467,160
Natural Gas Futures and Options Contracts	Cost of Goods Sold	23,354
Soybean Futures and Options Contracts	Cost of Goods Sold	628,652
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	1,509,539
Totals		$593,546

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2018:

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$1,994,778
Ethanol Futures and Options Contracts	Revenues	(700,074)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	165,590
Soybean Futures and Options Contracts	Cost of Goods Sold	3,495,818
Soybean Forward Purchase Contracts	Cost of Goods Sold	(1,344,332)
Totals		$3,611,780

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2017:

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Instrument	Statement of Operations Location	Amount
Corn Futures and Options Contracts	Cost of Goods Sold	$2,003,473
Ethanol Futures and Options Contracts	Revenues	1,640,292
Natural Gas Futures and Options Contracts	Cost of Goods Sold	205,523
Soybeans Futures and Options Contracts	Cost of Goods Sold	223,409
Soybean Forward Purchase Contracts	Cost of Goods Sold	(327,005)
Totals		$3,745,692

8. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(963,213)	$(963,213)	$2,685,231	$(3,648,444)	$—
Ethanol Futures and Options Contracts	$(81,900)	$(81,900)	$(81,900)	$—	$—
Soybean Futures and Options Contracts	$221,947	$221,947	$234,875	$(12,924)	$—
Soybean Forward Purchase Contracts	$(80,955)	$(80,955)	$—	$(80,955)	$—
Soybean Inventory	$1,426,098	$1,426,098	$—	$1,426,098	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(156,056)	$(156,056)	$(164,625)	$8,569	$—
Ethanol Futures and Options Contracts	$(118,062)	$(118,062)	$(118,062)	$—	$—
Soybean Futures and Options Contracts	$281,438	$281,438	$281,438	$—	$—
Soybean Forward Purchase Contracts	$(1,590,493)	$(1,590,493)	$—	$(1,590,493)	$—
Soybean Inventory	$3,342,898	$3,342,898	$—	$3,342,898	$—

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Soybean inventory held in the trading division is reported at fair value using level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2019 and 2018.

The Company believes the fair value of it's long-term debt at September 30, 2019 and 2018 approximated the carrying value of approximately $6,726,000 and $8,743,000 respectively. Fair value was estimated using estimated market interest rates at September 30, 2019 and 2018, which are considered to be level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

9.  BANK FINANCING

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
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 and such amount is available for working capital purposes. There were no borrowings outstanding on the Declining Loan at September 30, 2019 or at September 30, 2018. The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at September 30, 2019 and 2018 were 5.0% and 5.24%, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate at September 30, 2019 and 2018 was 5.01%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2019 or September 30, 2018.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan at September 30, 2019 and 2018 was 5.04% and 5.23%, respectively. There were borrowings in the amount of approximately $6,726,000 and $8,743,000 on the Grain Loadout Facility Loan at at September 30, 2019 and September 30, 2018, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. During the fiscal year ended September 30, 2019, the Company has capitalized $67,000 of interest related to the various improvement and construction projects. This compares with $15,000 capitalized in the same period ended September 30, 2018.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

Long-term debt, as discussed above, consists of the following at September 30, 2019:

Grain Load Out Facility Loan	$6,725,722
Less amounts due within one year	1,428,571
Net long-term debt	$5,297,151

The estimated maturities of long-term debt at September 30, 2019 are as follows:

October 1, 2019 to September 30, 2020	1,428,571
October 1, 2020 to September 30, 2021	1,428,571
October 1, 2021 to September 30, 2022	1,428,571
October 1, 2022 to September 30, 2023	2,440,009
Total long-term debt	$6,725,722

10. LEASES

At September 30, 2019, the Company had entered into an agreement with its ethanol marketer to lease 225 tank cars needed for ethanol rail transportation at a rate up to current market rates per tank car per month through November 2022. The ethanol purchase and sale agreement was amended from the previous agreement which charged the Company a fixed price per gallon of ethanol through July 27, 2018. This amendment results in a commitment classified as an operating lease as reported in the table below.

At September 30, 2019, the Company had the following commitments for payments of rentals under operating leases which at inception had a non-cancellable term of more than one year:

Total
October 1, 2019 to September 30, 2020	2,732,820
October 1, 2020 to September 30, 2021	2,732,820
October 1, 2021 to September 30, 2022	1,967,820
October 1, 2022 to September 30, 2023	309,355
Total minimum lease commitments	$7,742,815

Rent expense for operating leases was approximately $3,227,000 and 1,167,000 for 2019 and 2018, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 20 days to 7 days after shipment. In November, 2012, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year. Effective November 18, 2018, the two companies amended the marketing agreement. The amendment added a renewal term to the initial agreement that extends the contract until November 30, 2022. It provided for the payment of the commission to Murex to be

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

calculated on each net gallon of ethanol taken under the agreement. It modified how the cost of rail car shipments are charged to the Company, moving from a per gallon fee to requiring that the marketer provide a minimum 225 rail cars to the Company on a per car per month lease basis as described in Note 10. Finally, it reduced the delivery to payment period.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending September 30, 2019, the Company believed ongoing repairs results in an insignificant future rehabilitation expense. During the year ending September 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at September 30, 2019, to be approximately $1,155,000. During the year ended September 30, 2019, the Company has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $1,155,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. The Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the year ended September 30, 2019, approximately $1,518,000 was refunded to the Company and used to offset costs of capital expenditures.

Tax abatement

In October 2006, the real estate that the plant was developed on was determined to be an economic revitalization area, which qualified the Company for tax abatement. The abatement period is for a 10 year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2011.

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company shall supply raw carbon dioxide to the plant at a rate sufficient for production of 150 tons of liquid carbon dioxide per day and will receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company shall be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98,700 tons each year or $493,500 annually.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

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

Patent Infringement

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system infringed its patent. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. However, these rulings have been appealed. The defendants have since settled with the attorneys for GS CleanTech. The manufacturer has, and the Company expects it will continue to, vigorously defend itself and the Company in these lawsuits and the appeal.

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

12. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $103,000, $119,000 and $113,000 to the defined contribution plan during the years ended September 30, 2019, 2018 and 2017, respectively.

13. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 65% of total revenues and corn costs average 68% of total cost of goods sold.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

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

The Company and the ethanol industry as a whole experienced significant adverse conditions throughout 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry wide inventory levels. These factors resulted in prolonged negative operating margin, significantly lower cash flow from operations and substantial net losses. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service, and other liquidity needs through the next twelve months.

14. BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Fiscal Year Ended
	September 30, 2019	September 30, 2018
Revenue:
Ethanol production	$222,107,998	$222,847,401
Grain trading	$38,561,354	$44,011,051
Total Revenue	$260,669,352	$266,858,452

	Fiscal Year Ended
	September 30, 2019	September 30, 2018
Gross Profit (Loss):
Ethanol production	$(930,698)	$13,239,386
Grain trading	$966,342	$1,948,593
Total Gross Profit	$35,644	$15,187,979

	Fiscal Year Ended
	September 30, 2019	September 30, 2018
Operating Income (Loss):
Ethanol production	$(6,600,619)	$7,234,593
Grain trading	$(302,630)	$1,174,630
Total Operating Income (Loss)	$(6,903,249)	$8,409,223

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
Grain Inventories:
Ethanol production	$5,457,534	$7,053,371
Grain trading	$1,426,098	$3,342,898
Total Grain Inventories	$6,883,632	$10,396,269

	September 30, 2019	September 30, 2018
Total Assets:
Ethanol production	$124,310,575	$128,960,169
Grain trading	$13,241,062	$15,634,707
Total Assets	$137,551,637	$144,594,876

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2019
Revenues	$50,134,468	$64,371,953	$63,665,456	$82,497,475
Gross profit (loss)	(860,393)	1,964,202	1,078,038	(2,146,203)
Operating income (loss)	(2,601,170)	28,308	(513,297)	(3,817,090)
Net loss	(2,670,045)	(61,461)	(5,727)	(3,861,680)
Basic and diluted loss per unit	$(183)	$(4)	$—	$(265)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2018
Revenues	$55,855,489	$65,712,336	$71,197,328	$74,093,297
Gross profit	3,401,352	3,142,752	4,112,343	4,531,533
Operating income	1,762,604	1,455,485	2,245,623	2,945,516
Net income	1,604,508	1,248,869	2,013,668	2,764,025
Basic and diluted earnings per unit	$110	$85	$138	$189

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2017
Revenues	$58,054,764	$59,473,502	$50,900,700	$60,067,861
Gross profit	8,604,588	4,455,502	253,179	5,941,941
Operating income (loss)	7,417,831	3,020,636	(1,258,167)	4,553,939
Net income (loss)	7,298,037	2,901,298	(1,237,591)	4,462,880
Basic and diluted earnings (loss) per unit	$500	$199	$(85)	$487

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey L. Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our 2019 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2020 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2019 fiscal year. This proxy statement is referred to in this report as the 2020 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the 2020 Proxy Statement.

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
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.43	Eleventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective October 31, 2017		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 29, 2017
10.44	Twelfth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective January 29, 2018		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.45	Grain Loadout Facility Term Note		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.46	Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2018		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2018
10.47	Amendment No. 3 to Ethanol Purchase and Sale Agreement with Murex LLC dated July 27, 2018+		Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on November 21, 2018
10.48	Employee Bonus Plan, Amended and Restated for Fiscal Year 2018-19		Exhibit 10.48 to the registrant's Form 10-K filed with the Commission on November 21, 2018
10.49	Fourteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.50	Security Agreement and Assignment of Hedging Accounts with First National Bank of Omaha		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.51	Employee Bonus Plan, Amended and Restated for Fiscal Year 2019-2020	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2019 and September 30, 2018, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2019, 2018 and 2017, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018, and 2017, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 22, 2019	/s// Jeffrey L. Painter
Jeffrey L. Painter
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 22, 2019	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 22, 2019	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	November 22, 2019	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 22, 2019	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 22, 2019	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 22, 2019	/s/ Ralph Brumbaugh
Ralph Brumbaugh, Director

Date:	November 22, 2019	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 22, 2019	/s/ David M. Dersch, Jr.
David M. Dersch, Jr., Director

Date:	November 22, 2019	/s/ Steven J. Snider
Steven J. Snider, Director

Date:	November 22, 2019	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 22, 2019
C. Allan Rosar, Director

Date:	November 22, 2019	/s/ William R. Garth
William R. Garth, Director

Date:	November 22, 2019	/s/ Robert Baker
Robert Baker, Director

Date:	November 22, 2019	/s/ Lewis M. Roch III
Lewis M. Roch III, Director