Form 10-Q
period 2019-12-31
Cardinal Ethanol LLC
filed 2020-02-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2019.

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
☐ Yes     ☒ No

As of February 5, 2020, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2019	September 30, 2019
	(Unaudited)
Current Assets
Cash	$15,213,157	$15,670,696
Restricted cash	7,213,599	6,363,424
Trade accounts receivable	9,390,007	12,824,985
Miscellaneous receivables	1,660,498	1,380,649
Inventories	27,826,122	13,439,808
Prepaid and other current assets	771,424	130,464
Futures & options derivatives	63,840	221,947
Forward purchase/sales derivatives	112,047	90,815
Total current assets	62,250,694	50,122,788

Property, Plant, and Equipment, net	84,250,458	86,169,079

Other Assets
Operating lease right of use asset, net	6,458,165	—
Investment	1,259,770	1,259,770
Total other assets	7,717,935	1,259,770

Total Assets	$154,219,087	$137,551,637

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Contract liabilities	$608,970	$—
Accounts payable	3,054,176	2,712,760
Accounts payable-grain	17,701,227	10,624,278
Accrued expenses	1,659,064	1,249,467
Futures & options derivatives	3,306,762	1,045,113
Forward purchase/sales derivatives	62,947	171,770
Operating lease current liabilities	2,411,411	—
Due to broker	—	1,589,324
Current maturities of long-term debt	1,428,571	1,428,571
Total current liabilities	30,233,128	18,821,283

Long-Term Liabilities
Long-term debt, net of current maturities	4,792,722	5,297,151
Operating lease long term liabilities	4,046,754	—
Liability for railcar rehabilitation costs	1,229,040	1,154,520
Total long-term liabilities	10,068,516	6,451,671

Commitments and Contingencies	—	—

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	43,005,230	41,366,470
Total members' equity	113,917,443	112,278,683

Total Liabilities and Members’ Equity	$154,219,087	$137,551,637
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2019	December 31, 2018

Revenues	$63,736,852	$50,134,468

Cost of Goods Sold	60,748,808	50,994,861

Gross Profit (Loss)	2,988,044	(860,393)

Operating Expenses	1,694,742	1,740,777

Operating Income (Loss)	1,293,302	(2,601,170)

Other Income (Expense)
Interest expense	(72,719)	(111,321)
Miscellaneous income	418,177	42,446
Total	345,458	(68,875)

Net Income (Loss)	$1,638,760	$(2,670,045)

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$112	$(183)

Distributions Per Unit	$—	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018

Cash Flows from Operating Activities
Net income (loss)	$1,638,760	$(2,670,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	2,804,737	2,825,613
Change in fair value of commodity derivative instruments	2,289,701	(1,394,774)
Loss on sale of equipment	—	1,218
Change in operating assets and liabilities:
Trade accounts receivables	3,434,977	1,109,037
Miscellaneous receivable	(279,849)	321,937
Inventories	(14,386,313)	(10,127,676)
Prepaid and other current assets	66,883	(300,750)
Contract liabilities	608,970	1,600,000
Accounts payable	351,875	(51,327)
Accounts payable-grain	7,076,949	5,548,132
Accrued expenses	(298,246)	(111,613)
Accrued rail car rehabilitation costs	74,520	—
Due to Broker	(1,589,324)
Net cash provided by (used in) operating activities	1,793,640	(3,250,248)

Cash Flows from Investing Activities
Capital expenditures	(14,372)	—
Payments for construction in progress	(882,203)	(1,103,886)
Net cash used for investing activities	(896,575)	(1,103,886)

Cash Flows from Financing Activities
Payments on long-term debt	(504,429)	(504,429)
Net cash used for financing activities	(504,429)	(504,429)

Net Increase (Decrease) in Cash and Restricted Cash	392,636	(4,858,563)

Cash and Restricted Cash – Beginning of Period	22,034,120	19,237,992

Cash and Restricted Cash – End of Period	$22,426,756	$14,379,429

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$15,213,157	$13,441,278
Restricted Cash - Balance Sheet	7,213,599	938,151
Cash and Restricted Cash	22,426,756	14,379,429

Supplemental Cash Flow Information
Interest paid	$81,107	$115,335

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$1,988	$8,368

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings
Balance September 30, 2018	$70,912,213	$49,425,983

Net Loss	—	(2,670,045)

Balance December 31, 2018	$70,912,213	$46,755,938

	Member Contributions	Retained Earnings
Balance September 30, 2019	$70,912,213	$41,366,470

Net Income	—	$1,638,760

Balance December 31, 2019	$70,912,213	$43,005,230

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2019, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the three months ended December 31, 2019 and 2018, the Company produced approximately 33,687,000 and 30,044,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2019 and September 30, 2019, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading division inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2019 and September 30, 2019. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

On November 6, 2018, we experienced an explosion in one of our distillers grain silos. During the fiscal year ended September 30, 2019, the Company abandoned the silo and recorded an insurance recovery of approximately $1,794,000. During the quarter ended December 31, 2019, insurance recovery proceeds were finalized, resulting in approximately $371,000 of additional receivable at December 31, 2019. For the fiscal year ended September 30, 2019, the Company recorded a loss on the abandonment of the damaged DDGS silo in the amount of approximately $1,198,000.

The Company has various capital projects scheduled for the 2020 fiscal year in order to make certain improvements to our ethanol plant. These improvements include adding corn oil loadout upgrades, an additional ethanol loadout skid, enhanced ethanol recovery technology and other smaller miscellaneous projects.

In addition, we are constructing an additional flat storage building to replace our distillers grains silo that was damaged in the above mentioned explosion. We expect that the flat storage will cost approximately $1,650,000 which will be funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage is expected to be completed in March 2020.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

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

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Adopted)

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases under Accounting Standards Codification 842 (“ASC 842”). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 8 for further information.

2.  REVENUE

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three months ended December 31, 2019 and 2018:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

Three Months Ended December 31, 2019

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$45,580,223	$—	$45,580,223
Distillers' grains	10,828,351	—	10,828,351
Corn Oil	2,340,354	—	2,340,354
Carbon Dioxide	123,375	—	123,375
Other	9,800	29,450	39,250
Total revenues from contracts with customers	58,882,103	29,450	58,911,553

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	4,825,299	4,825,299
Total revenues from contracts accounted for as derivatives	—	4,825,299	4,825,299
Total Revenues	$58,882,103	$4,854,749	$63,736,852

Three Months Ended December 31, 2018

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$32,613,479	$—	$32,613,479
Distillers' grains	10,166,079	—	$10,166,079
Corn Oil	1,767,284	—	$1,767,284
Carbon Dioxide	139,520	—	$139,520
Other	14,151	4,500	$18,651
Total revenues from contracts with customers	44,700,513	4,500	44,705,013

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	5,429,455	$5,429,455
Total revenues from contracts accounted for as derivatives	—	5,429,455	5,429,455
Total Revenues	$44,700,513	$5,433,955	$50,134,468

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

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

3. CONCENTRATIONS

Two major customers accounted for approximately 92% of the outstanding accounts receivable balance at both December 31, 2019 and September 30, 2019. These same two customers accounted for approximately 89% of revenue for the three month period ended December 31, 2019 and 85% of revenue for the three months ended December 31, 2018.

4.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2019 (Unaudited)	September 30, 2019
Ethanol Division:
Raw materials	$8,296,470	$5,457,534
Work in progress	1,590,316	1,639,946
Finished goods	4,405,491	1,657,065
Spare parts	3,414,506	3,259,165
Ethanol Division Subtotal	$17,706,783	$12,013,710
Trading Division:
Grain inventory	$10,119,339	$1,426,098
Trading Division Subtotal	$10,119,339	$1,426,098
Total Inventories	$27,826,122	$13,439,808

The Company had a net realizable value write-down of Ethanol Division inventory of approximately $408,000 and $616,000 for the three months ended December 31, 2019, and 2018, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2019, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2021 for approximately 4.1% of expected production needs for the next 24 months. Approximately 5.1% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that no impairment existed at December 31, 2019 or September 30, 2019. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.
At December 31, 2019, the Ethanol Division had forward dried distiller grains sales contracts for approximately 35.9% of expected production for the next 3 months at various fixed prices for delivery periods through March 2020. At December 31, 2019, the

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

Company had forward corn oil contracts for approximately 46.5% of expected production for the next 6 months at various fixed prices for delivery through June 2020. Also, at December 31, 2019, the Company had forward natural gas contracts for approximately 46.0% of expected purchases for the next 22 months at various prices for various delivery periods through October 2021. Additionally, at December 31, 2019, the Trading Division had forward soybean purchase contracts for approximately 4.3% of expected origination for various delivery periods through July 2021. Approximately 13.9% of the forward soybean purchases were with related parties.

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

At December 31, 2019, the Ethanol Division had a net short (selling) position of 3,101,859 bushels of corn under derivative contracts used to hedge its forward corn contracts and corn inventory. These corn derivatives are traded on the Chicago Board of Trade as of December 31, 2019 and are forecasted to settle for various delivery periods through December 2021. The Ethanol Division had a net short (selling) position of 5,040,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2020. At December 31, 2019, the Trading Division also had a net short (selling) position of 840,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2019, forecasted to settle for various delivery periods through November 2020. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$63,840	$—
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$3,130,237
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$176,525
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$112,047	$62,947
Totals		$175,887	$3,369,709

As of December 31, 2019, the Company had approximately $7,214,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$81,900
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$963,213
Soybean Futures and Options Contracts	Futures & Options Derivatives	$221,947	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$90,815	$171,770
Totals		$312,762	$1,216,883

As of September 30, 2019, the Company had approximately $6,363,000 of cash collateral (restricted cash) and due to broker of approximately $1,589,000 related to ethanol, corn and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended December 31, 2018	Three Months Ended December 31, 2019
Corn Futures and Options Contracts	Cost of Goods Sold	$(74,454)	$(137,894)
Ethanol Futures and Options Contracts	Revenues	21,739	(681,556)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	37,727	—
Soybean Futures and Options Contracts	Cost of Goods Sold	(199,602)	(72,840)
Soybean Forward Purchase Contracts	Cost of Goods Sold	1,649,846	667,875
Totals		$1,435,256	$(224,415)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(3,130,237)	$(3,130,237)	$(286,725)	$(2,843,512)	$—
Ethanol Futures and Options Contracts	$63,840	$63,840	$63,840	$—	$—
Soybean Futures and Options Contracts	$(176,525)	$(176,525)	$(176,525)	$—	$—
Soybean Forward Purchase Contracts, net	$49,100	$49,100	$—	$49,100	$—
Soybean Inventory	$10,119,339	$10,119,339	$—	$10,119,339	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(963,213)	$(963,213)	$2,685,231	$(3,648,444)	$—
Ethanol Futures and Options Contracts	$(81,900)	$(81,900)	$(81,900)	$—	$—
Soybean Futures and Options Contracts	$221,947	$221,947	$234,875	$(12,924)	$—
Soybean Forward Purchase Contracts, net	$(80,955)	$(80,955)	$—	$(80,955)	$—
Soybean Inventory	$1,426,098	$1,426,098	$—	$1,426,098	$—

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
Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at December 31, 2019 was 5.00% and at September 30, 2019 was 5.00%. There were no borrowings outstanding on the Declining Loan at December 31, 2019 or at September 30, 2019.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds.The interest rate at December 31, 2019 was 4.69% and at September 30, 2019 was 5.01%. There were no borrowings outstanding December 31, 2019 or at September 30, 2019. The Revolving Credit Loan is due to mature on February 28, 2020. The Company is working with the lender to renew the loan for another twelve month term. The Company expects the renewal to be completed before the current loan matures.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate at December 31, 2019 was 4.81% and at September 30, 2019 was 5.04%. There were borrowings in the amount of approximately $6,221,000 and $6,726,000 outstanding on the Grain Loadout Facility Loan at December 31, 2019 and September 30, 2019, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

Long-term debt, as discussed above, consists of the following at December 31, 2019:

Grain Loadout facility loan	$6,221,293
Less amounts due within one year	$1,428,571
Net long-term debt	$4,792,722

The estimated maturities of long-term debt at December 31, 2019 are as follows:

January 1, 2020 to December 31, 2020	$1,428,571
January 1, 2021 to December 31, 2021	1,428,571
January 1, 2022 to December 31, 2022	1,428,571
January 1, 2023 to December 31, 2023	1,935,580
Total long-term debt	$6,221,293

8. LEASES

Adoption of ASC 842

As discussed in Note 1, on October 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of $7.2 million. The adoption did not have a significant impact on the Company’s statement of operations.

Upon the initial adoption of ASC 842, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than 1 year) leases.

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2019, the Company’s weighted average discount rate was 5.27%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 3 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three months ended December 31, 2019, the weighted average remaining lease term was 2.9

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of December 31, 2019:

For the Fiscal Year Ending September 30,
2020	$2,017,215
2021	$2,689,620
2022	$1,924,620
2023	$295,270
Totals	6,926,725
Amount representing interest	468,560
Lease liabilities	$6,458,165

For the three months ended December 31, 2019, the Company recorded operating lease costs of approximately $650,000 against ethanol revenue and $230,000 in cost of goods sold in the Company’s statement of operations.

9. COMMITMENTS AND CONTINGENCIES

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

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement. Under the agreement, we may be charged amounts to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s). Prior to the quarter ending September 30, 2019, the Company believed ongoing repairs results in an insignificant future rehabilitation expense. During the quarter ending September 30, 2019 , based on new information from the lessor, we re-evaluated our assumptions and believe that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at December 31, 2019, to be approximately $1,229,040. During the quarter ended December 31, 2019, the Company has recorded a corresponding expense in cost of goods sold of approximately $75,000.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 72% of total revenues and corn costs average 75% of total cost of goods sold.

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

The Company and the ethanol industry as a whole experienced significant adverse conditions throughout 2018 and 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry wide inventory levels. These factors resulted in prolonged negative operating margin, significantly lower cash flow from operations and substantial net losses. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2019

	Three Months Ended
	December 31, 2019	December 31, 2018
Revenue:	(unaudited)	(unaudited)
Ethanol Division	$58,882,103	$44,700,513
Trading Division	$4,854,749	$5,433,955
Total Revenue	$63,736,852	$50,134,468

	Three Months Ended
	December 31, 2019	December 31, 2018
Gross Profit (Loss):	(unaudited)	(unaudited)
Ethanol Division	$2,069,239	$(709,568)
Trading Division	$918,805	$(150,825)
Total Gross Profit (Loss)	$2,988,044	$(860,393)

	Three Months Ended
	December 31, 2019	December 31, 2018
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol Division	$691,741	$(2,133,101)
Trading Division	$601,561	$(468,069)
Total Operating Income (Loss)	$1,293,302	$(2,601,170)

	December 31, 2019	September 30, 2019
Grain Inventories:	(unaudited)
Ethanol Division	$8,296,470	$5,457,534
Trading Division	$10,119,339	$1,426,098
Total Grain Inventories	$18,415,809	$6,883,632

	December 31, 2019	September 30, 2019
Total Assets:	(unaudited)
Ethanol Division	$132,579,050	$124,310,575
Trading Division	$21,640,037	$13,241,062
Total Assets	$154,219,087	$137,551,637

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2019, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Results of Operations for the Three Months Ended December 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenue	$63,736,852	100.0	$50,134,468	100.0
Cost of Goods Sold	60,748,808	95.3	50,994,861	101.7
Gross Profit (Loss)	2,988,044	4.7	(860,393)	(1.7)
Operating Expenses	1,694,742	2.7	1,740,777	3.5
Operating Income (Loss)	1,293,302	2.0	(2,601,169)	(5.2)
Other Income (Expense), Net	345,458	0.5	(68,876)	(0.1)
Net Income (Loss)	$1,638,760	2.5	$(2,670,045)	(5.3)

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended December 31, 2019 and 2018:

	2019		2018
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol Division	$58,882,103	92.4%	44,700,514	89.2%
Trading Division	4,854,749	7.6	5,433,955	10.8
Total Revenue	$63,736,852	100.0%	$50,134,469	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$45,580,223	77.4%	$32,613,479	73.0%
Distillers Grains Sales	10,828,351	18.4	10,166,079	22.7
Corn Oil Sales	2,340,354	4.0	1,767,284	4.0
Carbon Dioxide Sales	123,375	0.2	139,520	0.3
Other Revenue	9,800	—	14,151	—
Total Revenues	$58,882,103	100.0%	$44,700,514	100.0%

Ethanol

Our revenues from ethanol increased in the three months ended December 31, 2019 as compared the to the same period in 2018. This increase in revenues is primarily the result of an increase in the average market price per gallon of ethanol sold and an increase in gallons of ethanol sold for the three months ended December 31, 2019 as compared to the same period in 2018.

The average price per gallon of ethanol sold for the three months ended December 31, 2019 was approximately 23.31% higher than the average price per gallon of ethanol sold for the same period in 2018. Ethanol market prices increased due to some ethanol plants curtailing production in October and November of 2019 in response to low operating margins. However, as ethanol prices increased some plants the industry increased production which then had a negative affect on ethanol prices towards the end of the quarter.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production remains high. Continued declines in ethanol exports due to trade disputes with foreign governments combined with over production in the ethanol industry would also likely contribute to lower ethanol prices and potentially negative operating margins unless there is a decrease in industry-wide production. Finally, the granting of additional EPA waivers to refiners could have a negative effect on ethanol prices particularly if the EPA does not re-allocate the gallons lost as a result.

We experienced an increase in ethanol gallons sold of approximately 13.38% for the three months ended December 31, 2019 as compared to the same period in 2018 resulting primarily from increased ethanol production rates. We are currently operating at a rate of approximately 40% above our nameplate capacity due to completion of various projects which allowed us to increase our annual ethanol production rate for the period. Management anticipates that ethanol production for the remaining quarters of our 2020 fiscal year will remain relatively consistent with the three months ended December 31, 2019 unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting production.

Distillers Grains

Our revenues from distillers grains increased in the three months ended December 31, 2019 as compared to the same period in 2018. This increase in revenues is the result of an increase in the average market price per ton of distillers grains sold and an increase in tons of distillers grains sold for the period ended December 31, 2019 as compared to the same period in 2018.

The average price per ton of distillers grains sold for the three months ended December 31, 2019 was approximately 3.73% higher than the average price per ton of distillers grains sold for the same period in 2018. This increase in the market price of distillers grains is primarily due to a seasonal increase in demand for distillers grain due to cattle farms switching from grazing to feeding grains and higher soybean prices resulting in a switch to distillers grains as a lower priced alternative.

China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. Trade disputes with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not favorably resolved, this could lead to continued low distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Future domestic demand for distillers grains could also be affected by higher production or if lower corn or soybean prices resulting in end-users switching to lower priced alternatives. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in lower distillers grains prices.

    We sold approximately 2.68% more tons of distillers grains in the three months ended December 31, 2019 as compared to the same period in 2018 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. Management expects that our distillers grains production volume for the remaining quarters of our 2020 fiscal year will remain relatively consistent with the three months ended December 31, 2019 unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting ethanol production which would then result in a corresponding decrease in distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the three months ended December 31, 2019 as compared to the same period in 2018 which was mainly the result of increased volume of sales. We sold approximately 38.43% more tons of corn oil in the three months ended December 31, 2019 as compared to the same period in 2018 due to higher corn oil yield on average resulting in higher corn oil production. The average price per pound of corn oil was approximately 3.85% lower for the three months ended December 31, 2019 as compared to the same period in 2018 due primarily to a surplus of corn oil in the market.

Management anticipates that higher production and an over-supply will keep prices consistent in the near term. In addition, recent international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. However, the recent extension of the biodiesel tax credit by Congress could have a positive impact on corn oil prices. Management expects that our corn oil production volume for the remaining quarters of our 2020 fiscal year will remain relatively consistent with the three months ended December 31, 2019 unless we experience unfavorable operating conditions in the ethanol industry that result in our limiting ethanol production which would then result in a corresponding decrease in corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$4,825,299	99.4%	$5,429,455	99.9%
Other Revenue	29,450	0.6	$4,500	0.1
Total Revenues	$4,854,749	100.0%	$5,433,955	100.0%

Soybeans

During the three months ended December 31, 2019 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended December 31, 2019 as compared the to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 23.69% for the three months ended December 31, 2019 as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the three months ending December 31, 2019.

We also experienced an increase in the average price per bushel of soybeans sold for the three months ended December 31, 2019 that was approximately 12.24% higher than our average price per bushel of soybeans sold for the same period in 2018 due to news in December of a potential trade deal with China that could increase demand for agricultural products. The average price per bushel of soybeans sold was $9.38 based on sales of approximately 514,000 bushels for the three months ended December 31, 2019.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 96.5% for the three months ended December 31, 2019 as compared to approximately 101.7% for the same period in 2018. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol sales and widening of profit margins in the marketplace for the three months ended December 31, 2019 as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2019, we used approximately 11.36% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2018 due to higher ethanol production levels for the period. During the three months ended December 31, 2019, our average price paid per bushel of corn was approximately 8.00% higher as compared to the same period in 2018 due primarily to continued uncertainty regarding the carryout from the 2019 harvest due to poor weather conditions.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was higher during the three months ended December 31, 2019 as compared to the same period in 2018. This increase in cost of natural gas for the three months ended December 31, 2019 as compared to the same period in 2018 was primarily the result of increased ethanol production resulting in the use of approximately 6.94% more natural gas for the three months ended December 31, 2019 as compared to the same period in 2018. Our average price per MMBTU of natural gas was 1.83% lower during the three months ended December 31, 2019 as compared to the same period in 2018 primarily due to plentiful supply and low demand.

Management expects that natural gas prices will be dependent upon the severity of the winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. Prior to the year ending September 30, 2019, we believed that repairs that we performed on a routine and an ongoing basis would result in an insignificant future rehabilitation expense. During the year ending September 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at December 31, 2019, to be approximately $1,229,000. During the quarter ended December 31, 2019, we have recorded a corresponding expense in cost of goods sold of approximately $75,000. We accrue the estimated cost per railcar damages over the term of the lease.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$3,935,944	100.0%	$5,584,781	100.0%
Total Cost of Goods Sold	$3,935,944	100.0%	$5,584,781	100.0%

Soybeans

During the three months ended December 31, 2019, our cost was primarily the procurement of soybeans sold. During the three months ended December 31, 2019, our average price paid per bushel of soybeans was approximately 2.81% higher as compared to the same period in 2018 due to higher prices due to concerns over a smaller crop and carryout for 2019. We also purchased 5.11% less bushels of soybeans in the three months ended December 31, 2019 compared to 2018. This is due mostly to unfavorable planting conditions during the Spring of 2019, causing a decrease in planted and harvested soybean acres.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.7% for the three months ended December 31, 2019 as compared to operating expenses of approximately 3.5% of revenues for the same period in 2018. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. The decrease was due primarily to higher sales volume and revenues while operating expenses stayed stable for the three months ended December 31, 2019. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent throughout our 2020 fiscal year.

Operating Income

Our operating income for the three months ended December 31, 2019 was approximately 2.0% of revenues as compared to operating loss of approximately (5.2)% of revenues for the same period in 2018. The increase in operating income for the three months ended December 31, 2019 was primarily the result of increased ethanol sales.

Other Expense

We had other income of approximately 0.5% of revenues for the three months ended December 31, 2019 compared to other expense of approximately 0.1% of revenues for the same period in 2018. This increase in other income for the three months ended December 31, 2019, was primarily a result of interest costs for the Trading Division.

Changes in Financial Condition for the Three Months Ended December 31, 2019

The following table highlights the changes in our financial condition:

	December 31, 2019 (Unaudited)	September 30, 2019
Current Assets	$62,250,694	$50,122,788
Long Term Assets	$91,968,393	$87,428,849
Current Liabilities	$30,233,128	$18,821,283
Long-Term Liabilities	$10,068,516	$6,451,671
Members' Equity	$113,917,443	$112,278,683

We experienced an increase in our current assets at December 31, 2019 as compared to September 30, 2019. This increase was primarily driven by an increase in our grain inventory due mostly to holding inventory at December 31, 2019 in order to capitalize on the carry opportunity in the soybean market and timing differences in our shipments on account at December 31, 2019 as compared to September 30, 2019.

We experienced an increase in our long term assets resulting from implementing ASC 842 in the quarter ended December 31, 2019 as compared to September 30, 2019.

We experienced an increase in our total current liabilities at December 31, 2019 as compared to September 30, 2019. This increase was primarily due to an increase in grain accounts payable because our farmer producers deferred more bushels for payment until January 2020 at December 31, 2019 as compared to September 30, 2019. The implementation of the ASC 842 also resulted in an increase to our current liabilities. The increase also due to an increase in our derivative liabilities but was partially offset by a decrease in the due to broker account.

We experienced an increase in our long-term liabilities as of December 31, 2019 as compared to September 30, 2019 as a result of implementing ASC 842. This increase was partially offset by scheduled principal payments on our outstanding debt.

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

The following table shows cash flows for the three months ended December 31, 2019 and 2018:

	2019	2018
Net cash provided by (used in) operating activities	$1,793,640	$(3,250,248)
Net cash used for investing activities	$(896,575)	$(1,103,886)
Net cash used for financing activities	$(504,429)	$(504,429)
Net increase (decrease) in Cash and Restricted Cash	$392,636	$(4,858,563)
Cash and Restricted Cash, beginning of period	$22,034,120	$19,237,992
Cash and Restricted Cash, end of period	$22,426,756	$14,379,429

Cash Flow from and used in Operations

We experienced an increase in our cash flow from operations for the three months ended December 31, 2019 as compared to the same period in 2018. This was primarily the result of net operating income experienced during the three months ended December 31, 2019 as compared to net operating losses during the same period in 2018 for the three months ended December 31, 2019 compared with the same period in 2018.

Cash Flow used for Investing Activities

We used less cash in investing activities for the three months ended December 31, 2019 as compared to the same period in 2018. This decrease was primarily the result of decreased amounts paid for construction in progress during the period ended December 31, 2019 compared with the same period in 2018.

Cash Flow used for Financing Activities

We used the same amount of cash in financing activities for the three months ended December 31, 2019 as compared to the same period in 2018. Cash used in financing activities was for scheduled payments on our Grain Loadout Facility Loan.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative to price levels as of December 31, 2019, we expect operations to generate adequate cash flows to maintain operations.
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

Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at December 31, 2019 was 5.00%. There was no borrowings outstanding on the Declining Loan at December 31, 2019 or September 30, 2019.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at December 31, 2019 was 4.69%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2019 or September 30, 2019. The Revolving Credit Loan is due to mature on February 28, 2020. We are currently working with our lender to renew the Revolving Credit Loan for another twelve month term prior to the date that it matures.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan at December 31, 2019 was 4.81%. There were borrowings in the amount of approximately $6,221,000 outstanding on the Grain Loadout Facility Loan at December 31, 2019. There were borrowings of $6,726,000 on the Grain Loadout Facility Loan at September 30, 2019. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. During the three months ended December 31, 2019, we have capitalized approximately $8,000 of interest related to the various improvement and construction projects. This compares with approximately $4,000 capitalized in the same period ended in 2018.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at December 31, 2019. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2020. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate . These improvements include updates to our corn oil loadout racks, an additional ethanol loadout skid, enhanced ethanol recovery technology, and other small miscellaneous projects.

In addition, we are constructing an additional flat storage building to replace our distillers grains silo that was damaged in an explosion. We expect that the flat storage will cost approximately $1,650,000 which will be funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage is expected to be completed in March 2020.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2019, although we did reassess our estimate of our railcar rehabilitation accrual as previously described.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 5.00% at December 31, 2019. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2019 and the applicable interest rate was 4.69%. There were borrowings in the amount of approximately $6,221,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 4.81% at December 31, 2019. The specifics of the Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2019, would be approximately $30,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Corn Futures and Options Contracts	$(137,894)	$(74,454)
Ethanol Futures and Options Contracts	(681,556)	21,739
Natural Gas Futures and Options Contracts	—	37,727
Soybean Futures and Options Contracts	(72,840)	(199,602)
Soybean Forward Purchase and Sales Contracts	667,875	1,649,846
Totals	$(224,415)	$1,435,256

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of December 31, 2019 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2019. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2019	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$112,000
Ethanol	135,000,000	Gallons	10%	$18,495,000
Corn	43,170,488	Bushels	10%	$16,667,000
DDGs	324,000	Tons	10%	$4,484,000
Corn Oil	31,500,000	Pounds	10%	$605,000
Soybeans	5,000,000	Bushels	10%	$4,505,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption on October 1, 2019. There was no significant change to our internal controls over financial reporting due to the adoption of this standard.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2019 and September 30, 2019, (ii) Condensed Statements of Operations for the three months ended December 31, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the three months ended December 31, 2019 and 2018, (iv) Condensed Statements of Changes in Members' Equity for the three months ended December 31, 2019 and 2018, and (v) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 5, 2020	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2020	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)