Form 10-Q
period 2020-03-31
Cardinal Ethanol LLC
filed 2020-05-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020.

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
☐ Yes     ☒ No

As of May 5, 2020, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2020	September 30, 2019
	(Unaudited)
Current Assets
Cash	$5,494,341	$15,670,696
Restricted cash	2,840,067	6,363,424
Trade accounts receivable	7,042,981	12,824,985
Miscellaneous receivables	420,741	1,380,649
Inventories	23,078,058	13,439,808
Prepaid and other current assets	739,097	130,464
Futures & options derivatives	805,015	221,947
Forward purchase/sales derivatives	22,578	90,815
Total current assets	40,442,878	50,122,788

Property, Plant, and Equipment, net	81,641,143	86,169,079

Other Assets
Operating lease right of use asset, net	6,278,562	—
Investment	1,259,770	1,259,770
Total other assets	7,538,332	1,259,770

Total Assets	$129,622,353	$137,551,637

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Contract liabilities	$31,425	$—
Accounts payable	3,205,262	2,712,760
Accounts payable-grain	4,299,761	10,624,278
Accrued expenses	2,024,332	1,249,467
Futures & options derivatives	1,052,352	1,045,113
Forward purchase/sales derivatives	116,454	171,770
Operating lease current liabilities	2,590,191	—
Due to broker	—	1,589,324
Current maturities of long-term debt	1,428,571	1,428,571
Total current liabilities	14,748,348	18,821,283

Long-Term Liabilities
Long-term debt, net of current maturities	4,288,292	5,297,151
Operating lease long term liabilities	3,688,409	—
Liability for railcar rehabilitation costs	1,303,560	1,154,520
Other long-term liabilities	67,383	—
Total long-term liabilities	9,347,644	6,451,671

Commitments and Contingencies	—	—

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	34,614,148	41,366,470
Total members' equity	105,526,361	112,278,683

Total Liabilities and Members’ Equity	$129,622,353	$137,551,637
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenues	$67,278,692	$64,371,953	$131,015,543	$114,506,420

Cost of Goods Sold	71,500,230	62,407,751	132,249,038	113,402,606

Gross Profit (Loss)	(4,221,538)	1,964,202	(1,233,495)	1,103,814

Operating Expenses	1,926,361	1,935,894	3,621,103	3,676,673

Operating Income (Loss)	(6,147,899)	28,308	(4,854,598)	(2,572,859)

Other Income (Expense)
Interest expense	(61,274)	(96,443)	(133,992)	(207,764)
Miscellaneous income	8,991	6,674	427,168	49,120
Total	(52,283)	(89,769)	293,176	(158,644)

Net Loss	$(6,200,182)	$(61,461)	$(4,561,422)	$(2,731,503)

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Loss Per Unit - basic and diluted	$(424)	$(4)	$(312)	$(187)

Distributions Per Unit	$150	$—	$150	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019

Cash Flows from Operating Activities
Net loss	$(4,561,422)	$(2,731,503)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,618,084	5,652,309
Change in fair value of commodity derivative instruments	(562,908)	(1,398,914)
Loss on sale of equipment	—	1,218
Change in operating assets and liabilities:
Trade accounts receivables	5,782,004	(3,558,218)
Miscellaneous receivable	959,908	(260,284)
Inventories	(9,638,250)	(12,343,043)
Prepaid and other current assets	(608,595)	(183,880)
Contract liabilities	31,425	1,035,952
Accounts payable	485,342	(518,751)
Accounts payable-grain	(6,324,517)	(3,502,354)
Accrued expenses and other liabilities	842,248	42,968
Accrued rail car rehabilitation costs	149,040	—
Due to Broker	(1,589,324)	—
Net cash used in operating activities	(9,416,965)	(17,764,500)

Cash Flows from Investing Activities
Capital expenditures	(14,372)	(1,437,278)
Payments for construction in progress	(1,068,616)	—
Proceeds from sale of equipment	—	3,800
Net cash used for investing activities	(1,082,988)	(1,433,478)

Cash Flows from Financing Activities
Checks written in excess of bank balances	—	2,946,560
Distributions paid	(2,190,900)	—
Proceeds from revolving credit loan	—	1,329,925
Payments against revolving credit loan	—	(1,329,925)
Proceeds from long-term debt	—	—
Payments on long-term debt	(1,008,859)	(1,008,858)
Net cash provided by (used for) financing activities	(3,199,759)	1,937,702

Net Increase (Decrease) in Cash and Restricted Cash	(13,699,712)	(17,260,276)

Cash and Restricted Cash – Beginning of Period	22,034,120	19,237,992

Cash and Restricted Cash – End of Period	$8,334,408	$1,977,716

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$5,494,341	$736,777
Restricted Cash - Balance Sheet	2,840,067	1,240,939
Cash and Restricted Cash	8,334,408	1,977,716

Supplemental Cash Flow Information
Interest paid	$157,344	$226,065

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$10,031	$297,353

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings
Balance September 30, 2018	$70,912,213	$49,425,983

Net Loss	—	(2,670,040)

Balance December 31, 2018	70,912,213	46,755,943

Net Loss	—	(61,461)

Balance March 31, 2019	$70,912,213	$46,694,482

Balance September 30, 2019	$70,912,213	$41,366,470

Net Income	—	1,638,760

Balance December 31, 2019	70,912,213	43,005,230

Member Distributions	—	(2,190,900)
Net Loss	—	(6,200,182)

Balance March 31, 2020	$70,912,213	$34,614,148

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the six months ended March 31, 2020 and 2019, the Company produced approximately 67,034,000 and 63,685,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, the assumptions used in the analysis of the impairment of long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ materially from those estimates.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2020 and September 30, 2019, the Company determined that an allowance for doubtful accounts was not necessary.

Contract Liabilities

The Company receives cash from time to time from customers before it fulfills its performance obligations to those customers. In those cases, the company records those advance payments as a current liability. The Company has not yet received advances that are expected to remain open beyond one year.

Inventories

Ethanol production division inventories consist of raw materials, work in process, finished goods and spare parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable selling costs.

Trading division inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2020 and September 30, 2019. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2020 fiscal year in order to make certain improvements to our ethanol plant. These improvements include adding corn oil loadout upgrades, an additional ethanol loadout skid and other smaller miscellaneous projects.

In addition, we are constructing an additional flat storage building to replace our distillers grains silo that was damaged in a DDGS silo explosion in November 2018. We expect that the flat storage will cost approximately $1,650,000 which will be funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage is expected to be completed by the end of May 2020.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment was recorded for the three and six months periods ended March 31, 2020 and 2019.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three months and six months ended March 31, 2020 and 2019:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

Three Months Ended March 31, 2020

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$40,095,335	$—	$40,095,335
Distillers' grains	11,353,268	—	11,353,268
Corn Oil	2,667,214	—	2,667,214
Carbon Dioxide	123,375	—	123,375
Other	233,276	24,000	257,276
Total revenues from contracts with customers	54,472,468	24,000	54,496,468

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	12,782,224	12,782,224
Total revenues from contracts accounted for as derivatives	—	12,782,224	12,782,224
Total Revenues	$54,472,468	$12,806,224	$67,278,692

Six Months Ended March 31, 2020

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$85,675,558	$—	$85,675,558
Distillers' grains	22,181,618	—	22,181,618
Corn Oil	5,007,568	—	5,007,568
Carbon Dioxide	246,750	—	246,750
Other	243,076	53,450	296,526
Total revenues from contracts with customers	113,354,570	53,450	113,408,020

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	17,607,523	17,607,523
Total revenues from contracts accounted for as derivatives	—	17,607,523	17,607,523
Total Revenues	$113,354,570	$17,660,973	$131,015,543

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

Three Months Ended March 31, 2019

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
March 31, 2020

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

3. CONCENTRATIONS

Two major customers accounted for approximately 86% and 92% of the outstanding accounts receivable balance at March 31, 2020 and September 30, 2019, respectively. These same two customers accounted for approximately 77% of revenue for the three and six month period ended March 31, 2020 and 88% of revenue for the three and six months ended March 31, 2019.

4.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2020 (Unaudited)	September 30, 2019
Ethanol Division:
Raw materials	$12,026,946	$5,457,534
Work in progress	1,281,703	1,639,946
Finished goods	2,012,162	1,657,065
Spare parts	3,554,401	3,259,165
Ethanol Division Subtotal	$18,875,212	$12,013,710
Trading Division:
Grain inventory	$4,202,846	$1,426,098
Trading Division Subtotal	$4,202,846	$1,426,098
Total Inventories	$23,078,058	$13,439,808

The Company had a net realizable value write-down of Ethanol Division inventory of approximately $1,217,000 and $167,000 for the three months ended March 31, 2020, and 2019, respectively and $1,625,000 and $784,000 for the six months ended March 31, 2020, and 2019, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2020, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2021 for approximately 2.8% of expected production needs for the next 21 months. Approximately 4.6% of the forward corn purchases were with related parties. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that an impairment loss existed of approximately $1,176,000 at March 31, 2020 and none at September 30, 2019. The impairment is recorded as a component of cost of goods sold. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

At March 31, 2020, the Ethanol Division had forward dried distiller grains sales contracts for approximately 37.8% of expected production for the next month at various fixed prices for delivery periods through April 2020. At March 31, 2020, the Company had forward corn oil contracts for approximately 36.7% of expected production for the next 3 months at various fixed prices for delivery through June 2020. Also, at March 31, 2020, the Company had forward natural gas contracts for approximately 65.1% of expected purchases for the next 19 months at various prices for various delivery periods through October 2021. Additionally, at March 31, 2020, the Trading Division had forward soybean purchase contracts for approximately 3.0% of expected origination for various delivery periods through July 2021. Approximately 8.9% of the forward soybean purchases were with related parties.

5. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, natural gas and soybean derivative instruments which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

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

At March 31, 2020, the Ethanol Division had a net short (selling) position of 4,090,000 bushels of corn under derivative contracts used to hedge its forward corn contracts and corn inventory. These corn derivatives are traded on the Chicago Board of Trade as of March 31, 2020 and are forecasted to settle for various delivery periods through December 2021. The Ethanol Division had a net short (selling) position of 17,430,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2020. At March 31, 2020, the Trading Division also had a net short (selling) position of 450,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2020, forecasted to settle for various delivery periods through March 2021. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2020:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$1,052,352
Corn Futures and Options Contracts	Futures & Options Derivatives	788,403	—
Soybean Futures and Options Contracts	Futures & Options Derivatives	16,612	—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	22,578	116,454
Totals		$827,593	$1,168,806

As of March 31, 2020, the Company had approximately $2,840,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$81,900
Corn Futures and Options Contracts	Futures & Options Derivatives	—	963,213
Soybean Futures and Options Contracts	Futures & Options Derivatives	221,947	—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	90,815	171,770
Totals		$312,762	$1,216,883

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Corn Futures and Options Contracts	Cost of Goods Sold	$(254,158)	$(328,612)	$2,536,537	$2,398,643
Ethanol Futures and Options Contracts	Revenues	163,702	185,440	(1,882,644)	(2,564,199)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	37,727	—	—
Soybean Futures and Options Contracts	Cost of Goods Sold	487,494	287,892	724,217	651,376
Soybean Forward Purchase Contracts	Cost of Goods Sold	(147,839)	1,502,007	(804,039)	(136,163)
Totals		$249,199	$1,684,454	$574,071	$349,657

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$788,403	$788,403	$777,681	$10,722	$—
Ethanol Futures and Options Contracts	$(1,052,352)	$(1,052,352)	$(1,052,352)	$—	$—
Soybean Futures and Options Contracts	$16,613	$16,613	$16,613	$—	$—
Soybean Forward Purchase Contracts, net	$(93,876)	$(93,876)	$—	$(93,876)	$—
Soybean Inventory	$4,202,846	$4,202,846	$—	$4,202,846	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(963,213)	$(963,213)	$2,685,231	$(3,648,444)	$—
Ethanol Futures and Options Contracts	$(81,900)	$(81,900)	$(81,900)	$—	$—
Soybean Futures and Options Contracts	$221,947	$221,947	$234,875	$(12,928)	$—
Soybean Forward Purchase Contracts, net	$(80,955)	$(80,955)	$—	$(80,955)	$—
Soybean Inventory	$1,426,098	$1,426,098	$—	$1,426,098	$—

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

7.  BANK FINANCING

The Company has a loan agreement consisting of three loans, the Declining Revolving Loan (Declining Loan), the Revolving Credit Loan and the Grain Loadout Facility Loan (formerly the Construction Loan) in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Declining Loan and the Grain Loadout Facility Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates. The Company amended the loan agreement effective as of February 28, 2020, to extend the termination date of the Revolving Credit Loan from February 28, 2020 to February 28, 2021. In addition, the Company amended the loan agreement in order to provide for a process for the parties to agree upon a new interest rate index and margin to be applied to that index in the event that the lender determines that the LIBOR Rate is unavailable or unreliable. Finally, the Company amended the loan agreement to provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $23,000,000 for any reporting period and a debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if working capital is equal to or more that $23,000,000.
Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at March 31, 2020 was 4.81% and at September 30, 2019 was 5.00%. There were no borrowings outstanding on the Declining Loan at March 31, 2020 or at September 30, 2019.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate at March 31, 2020 was 4.56% and at September 30, 2019 was 5.01%. There were no borrowings outstanding March 31, 2020 or at September 30, 2019. The Revolving Credit Loan is due to mature on February 28, 2021.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate at March 31, 2020 was 4.49% and at September 30, 2019 was 5.04%. There were borrowings in the amount of approximately $5,717,000 and $6,726,000 outstanding on the Grain Loadout Facility Loan at March 31, 2020 and September 30, 2019, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

Long-term debt, as discussed above, consists of the following at March 31, 2020:

Grain Loadout facility loan	$5,716,863
Less amounts due within one year	$1,428,571
Net long-term debt	$4,288,292

The estimated maturities of long-term debt at March 31, 2020 are as follows:

April 1, 2020 to March 31, 2021	$1,428,571
April 1, 2021 to March 31, 2022	1,428,571
April 1, 2022 to March 31, 2023	2,859,721
Total long-term debt	$5,716,863

8. LEASES

Adoption of ASC 842

As discussed in Note 1, on October 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of approximately$7.2 million. The adoption did not have a significant impact on the Company’s statement of operations.

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

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and six months ended March 31, 2020, the Company’s weighted average discount rate was 5.27%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 3 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and six months ended March 31, 2020, the weighted average remaining lease term was 2.7 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of March 31, 2020:

For the Fiscal Year Ending September 30,
2020	$1,425,360
2021	$2,850,720
2022	$2,090,675
2023	$323,720
Totals	6,690,475
Amount representing interest	411,875
Lease liabilities	$6,278,600

For the three months ended March 31, 2020, the Company recorded operating lease costs of approximately $517,000 against ethanol revenue and $229,000 in cost of goods sold in the Company’s statement of operations. For the six months ended March 31, 2020, the Company recorded operating lease costs of approximately $1,167,000 against ethanol revenue and $459,000 in cost of goods sold in the Company's statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The Company has since settled with the attorneys for the inventors. On March 2, 2020, the rulings were affirmed on appeal. GS CleanTech has petitioned for a rehearing of the appeal. If that is declined, then GS CleanTech can petition the U.S. Supreme Court for a writ of certiorari to review the decision. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and in any appeal filed.

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

During the quarter ending September 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at March 31, 2020, to be approximately $1,303,560. During the three and six months ended March 31, 2020, the Company has recorded a corresponding expense in cost of goods sold of approximately $75,000 and 149,000, respectively.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

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

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses, which included write downs of inventory and impairment of corn forward purchase contracts of approximately $2.8 million for the six months ended March 31, 2020. In response to the low margin environment, the Company has reduced its ethanol production rate by approximately 20% and continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol Division	$54,472,468	$58,600,101	$113,354,570	$103,300,613
Trading Division	$12,806,224	$5,771,852	$17,660,973	$11,205,807
Total Revenue	$67,278,692	$64,371,953	$131,015,543	$114,506,420

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Gross Profit (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol Division	$(4,267,000)	$1,895,445	$(2,197,761)	$1,185,882
Trading Division	$45,462	$68,757	$964,266	$(82,068)
Total Gross Profit (Loss)	$(4,221,538)	$1,964,202	$(1,233,495)	$1,103,814

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol Division	$(5,876,117)	$276,794	$(5,184,376)	$(1,856,306)
Trading Division	$(271,782)	$(248,486)	$329,778	$(716,553)
Total Operating Income (Loss)	$(6,147,899)	$28,308	$(4,854,598)	$(2,572,859)

	March 31, 2020	September 30, 2019
Grain Inventories:	(unaudited)
Ethanol Division	$12,026,946	$5,457,534
Trading Division	$4,202,846	$1,426,098
Total Grain Inventories	$16,229,792	$6,883,632

	March 31, 2020	September 30, 2019
Total Assets:	(unaudited)
Ethanol Division	$113,395,806	$124,310,575
Trading Division	$16,226,547	$13,241,062
Total Assets	$129,622,353	$137,551,637

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2020

12. SUBSEQUENT EVENT

Subsequent to the end of the quarter, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Payroll Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore, anticipates that the loan will be substantially forgiven.  To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

•	Reduction, delay, or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn, natural gas and other grains;

•	Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;

•	Decreases in the price we receive for our ethanol, distiller grains,corn oil and other grains;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation benefiting renewable fuels;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol and distillers grains produced in the United States;

•	Use by the EPA of small refinery exemptions; and

•	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

On February 18, 2020, our board of directors declared a cash distribution of $150 per membership unit to the holders of units of record at the close of business on February 18, 2020 for a total distribution of $2,190,900. The distribution was paid in February, 2020.

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This has continued into 2020 and the situation has been compounded by the recent impact of COVID-19 pandemic. In response to these unfavorable operating conditions and a slowdown in global and regional economic activity resulting from COVID-19, we have reduced our ethanol production rate by approximately 20% for the foreseeable future.

On March 30, 2020, we and our primary lender, First National Bank of Omaha ("FNBO"), executed a Fifteenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2020 (the "Amendment"), which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (as amended, the "Loan Agreement"). The Amendment extends the termination date of the Revolving Credit Loan from February 28, 2020 to February 28, 2021. In addition, the Amendment modifies the definition of "LIBOR Rate" in order to provide for a process for the parties to agree upon a new interest rate index and margin to be applied to that index in the event that FNBO determines that the LIBOR Rate is unavailable or unreliable. Finally, the Amendment provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $23,000,000 for any reporting period. The Amendment also provides for a debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if our working capital is equal to or more that $23,000,000.

Subsequent to the end of the quarter, on April 20, 2020, we received a loan in the approximate amount of $856,000 through the Payroll Protection Program which offers loans to small businesses impacted by the COVID-19 pandemic. These loans are forgiven to the extent proceeds are spent on certain qualifying costs and other conditions are met. Management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities as amended. If market conditions worsen affecting our ability to profitably operate the plant of if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenue	$67,278,692	100.0	$64,371,953	100.0
Cost of Goods Sold	71,500,230	106.3	62,407,751	96.9
Gross Profit (Loss)	(4,221,538)	(6.3)	1,964,202	3.1
Operating Expenses	1,926,361	2.9	1,935,894	3.1
Operating Income (Loss)	(6,147,899)	(9.1)	28,308	—
Other Expense, Net	(52,283)	(0.1)	(89,769)	(0.1)
Net Loss	$(6,200,182)	(9.2)	$(61,461)	(0.1)

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol Division	$54,472,468	81.0%	58,600,101	91.0%
Trading Division	12,806,224	19.0	5,771,852	9.0
Total Revenue	$67,278,692	100.0%	$64,371,953	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$40,095,335	73.6%	$45,212,248	77.2%
Distillers Grains Sales	11,353,268	20.9	11,377,793	19.4
Corn Oil Sales	2,667,214	4.9	1,871,635	3.2
Carbon Dioxide Sales	123,375	0.2	123,375	0.2
Other Revenue	233,276	0.4	15,050	—
Total Revenues	$54,472,468	100.0%	$58,600,101	100.0%

Ethanol

Our revenues from ethanol decreased in the three months ended March 31, 2020 as compared the to the same period in 2019. This decrease in revenues is primarily the result of a decrease in the average market price per gallon of ethanol sold and a decrease in gallons of ethanol sold for the three months ended March 31, 2020 as compared to the same period in 2019.

The average price per gallon of ethanol sold for the three months ended March 31, 2020 was approximately 9.22% lower than the average price per gallon of ethanol sold for the same period in 2019. Ethanol market prices have been negatively affected due to an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers and trade barriers resulting from disputes with foreign governments. This coupled with a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic has caused ethanol stocks in the United States to become significantly high and prices to decrease dramatically. Some plants have curtailed or shut down ethanol production. However, the decrease in ethanol production levels has not kept pace with decreased demand.

Management anticipates that ethanol prices will remain low until current restrictions in response to the COVID-19 pandemic are released and fuel demand returns. It is uncertain when this may occur. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production exceeds demand. Continued declines in ethanol exports due to trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Finally, the granting of additional EPA waivers to refiners could have a negative effect on ethanol prices.

We experienced a decrease in ethanol gallons sold of approximately 3.20% for the three months ended March 31, 2020 as compared to the same period in 2019 resulting primarily from decreased ethanol production rates. We had been operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, on March 18, 2020, we announced that we were reducing our ethanol production rate by approximately 20% for the foreseeable future due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  We are currently operating at an ethanol production rate of approximately 100 million gallons per year. Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended March 31, 2020 as compared to the same period in 2019. This decrease in revenues is primarily the result of a decrease in the tons of distillers grains sold for the period ended March 31, 2020 as compared to the same period in 2019.

The average price per ton of distillers grains sold for the three months ended March 31, 2020 was approximately 4.84% higher than the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a decrease in distillers grains supply due to some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions.

Management anticipates that demand for distillers grains could be negatively affected by a slowdown in economic activity resulting from the COVID-19 pandemic. In addition, trade barriers with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not favorably resolved, this could lead to continued low distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease if end-users switch to grazing due to seasonal changes. However, if industry-wide ethanol production is reduced in response to poor operating conditions this could have a positive affect on distillers grains prices.

    We sold approximately 4.80% less tons of distillers grains in the three months ended March 31, 2020 as compared to the same period in 2019 resulting primarily from lower ethanol production levels for the period which resulted in decreased distillers grains production. If we are forced to reduce ethanol production at the plant or even shut down ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the three months ended March 31, 2020 as compared to the same period in 2019 which was mainly the result of increased volume of sales. We sold approximately 42.68% more tons of corn oil in the three months ended March 31, 2020 as compared to the same period in 2019 due to higher corn oil yield on average resulting in higher corn oil production. The average price per pound of corn oil was approximately 0.57% lower for the three months ended March 31, 2020 as compared to the same period in 2019. However, a decrease in corn oil supply due to some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions had a positive effect on corn oil prices towards the end of the period.

Management anticipates that demand for corn oil could be negatively affected by a slowdown in economic activity resulting from the COVID-19 pandemic. In addition, international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. However, the recent extension of the biodiesel tax credit by Congress could have a positive impact on corn oil prices. In addition, if industry-wide ethanol production is reduced in response to poor operating conditions this could have a positive affect on corn oil prices.

If we are forced to reduce ethanol production at the plant or even shut down ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$12,782,224	99.8%	$5,767,452	99.9%
Other Revenue	24,000	0.2	$4,400	0.1
Total Revenues	$12,806,224	100.0%	$5,771,852	100.0%

Soybeans

During the three months ended March 31, 2020 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended March 31, 2020 as compared the to the same period in 2019. This increase in revenues is the result of a increase in bushels of soybeans sold of approximately 112.60% for the three months ended March 31, 2020 as compared to the same period in 2019 resulting primarily from end-users and exporters bidding up prices during the period resulting in most of the carry being taken out of the market, coupled with the narrowing of spreads removing forward carrying incentive for the three months ending March 31, 2020.

We also experienced an increase in the average price per bushel of soybeans sold for the three months ended March 31, 2020 that was approximately 5.70% higher than our average price per bushel of soybeans sold for the same period in 2019 due to news in December of a potential trade deal with China that could increase demand for agricultural products. The average price per bushel of soybeans sold was $9.25 based on sales of approximately 1,381,000 bushels for the three months ended March 31, 2020.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 107.8% for the three months ended March 31, 2020 as compared to approximately 96.9% for the same period in 2019. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol sales and narrowing to negative profit margins in the marketplace for the three months ended March 31, 2020 as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2020, we used approximately 3.23% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2019 due to lower ethanol production levels for the period. During the three months ended March 31, 2020, our average price paid per bushel of corn was approximately 12.42% higher as compared to the same period in 2019 due primarily to continued uncertainty regarding the carryout from the 2019 harvest. However corn prices were lower towards the end of the period due to concerns related to the COVID-19 pandemic.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If planting is hampered or delayed due to restrictions put in place in response to the COVID-19 pandemic, that could impact corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the three months ended March 31, 2020 as compared to the same period in 2019. This decrease in cost of natural gas for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily the result of decreased ethanol production resulting in the use of approximately 3.51% less natural gas for the three months ended March 31, 2020 as compared to the same period in 2019. Our average price per MMBTU of natural gas was also 17.26% lower during the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to plentiful supply and low demand. In addition, natural gas prices were lower towards the end of the period as a result of decreases in the price of crude oil.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices. In addition, if crude oil prices increase, that could cause natural gas prices to rebound.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$12,760,762	99.6%	$5,703,095	98.8%
Total Cost of Goods Sold	$12,760,762	99.6%	$5,703,095	98.8%

Soybeans

During the three months ended March 31, 2020, our cost was primarily the procurement of soybeans sold. During the three months ended March 31, 2020, our average price paid per bushel of soybeans was approximately 4.10% higher as compared to the same period in 2019 due to concerns over a smaller crop and carryout for 2019. We also purchased 134.73% more bushels of soybeans in the three months ended March 31, 2020 compared to 2019. This is due primarily to a cash price that was conducive to producer selling.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.9% for the three months ended March 31, 2020 as compared to operating expenses of approximately 3.0% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses stayed stable for the three months ended March 31, 2020. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent throughout our 2020 fiscal year.
Operating Income (Loss)

Our operating loss for the three months ended March 31, 2020 was approximately 9.1% of revenues as compared to operating income of approximately 0.0% of revenues for the same period in 2019. The decrease in operating income for the three months ended March 31, 2020 was primarily the result of decreased ethanol sales and unfavorable market conditions.

Other Expense

We had other expense of approximately 0.1% of revenues for both the three months ended March 31, 2020 and 2019.

Results of Operations for the Six Months Ended March 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenue	$131,015,543	100.0	$114,506,420	100.0
Cost of Goods Sold	132,249,038	100.9	$113,402,606	99.0
Gross Profit (Loss)	(1,233,495)	(0.9)	1,103,814	1.0
Operating Expenses	3,621,103	2.8	3,676,673	3.2
Operating Loss	(4,854,598)	(3.7)	(2,572,859)	(2.2)
Other Income (Expense), Net	293,176	0.2	(158,644)	(0.3)
Net Loss	$(4,561,422)	(3.5)	$(2,731,503)	(2.4)

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the six months ended March 31, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$113,354,570	86.5%	$103,300,613	90.2%
Grain trading	$17,660,973	13.5	$11,205,807	9.8
Total Revenue	$131,015,543	100.0%	$114,506,420	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$85,675,558	75.6%	$77,825,727	75.3%
Distillers Grains Sales	$22,181,618	19.6	21,543,872	20.9
Corn Oil Sales	$5,007,568	4.4	3,638,919	3.5
Carbon Dioxide Sales	$246,750	0.2	262,895	0.3
Other Revenue	$243,076	0.2	29,200	—
Total Revenues	$113,354,570	100.0%	$103,300,613	100.0%

Ethanol

Our revenues from ethanol increased in the six months ended March 31, 2020 as compared the to the same period in 2019. This increase in revenues is primarily the result of an increase in the average market price per gallon of ethanol sold and an increase in gallons of ethanol sold for the six months ended March 31, 2020 as compared to the same period in 2019.

The average price per gallon of ethanol sold for the six months ended March 31, 2020 was approximately 5.80% higher than our average price per gallon of ethanol sold for the same period in 2019. This increase in ethanol market prices is primarily due to higher basis offered for corn due to a smaller harvest and carryout for for the six months ended March 31, 2020 compared to 2019. Overall, ethanol prices have been negatively affected due to an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers and trade barriers resulting from disputes with foreign governments. In addition, restrictions put in place towards the end of the period in response to the COVID-19 pandemic have caused ethanol stocks in the United States to become extremely high and prices to decrease dramatically. Some plants have curtailed or shut down ethanol production. However, the decrease in ethanol production levels has not kept pace with decreased demand.

Management anticipates that ethanol prices will remain low until current restrictions in response to the COVID-19 pandemic are released and fuel demand returns. It is uncertain when this may occur. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production exceeds demand. Continued declines in ethanol exports due to trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Finally, the granting of additional EPA waivers to refiners could have a negative effect on ethanol prices.

We experienced an increase in ethanol gallons sold of approximately 4.07% for the six months ended March 31, 2020 as compared to the same period in 2019 resulting primarily from higher ethanol production for the period. We had been operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant due to completion of various projects which allowed us to increase our annual ethanol production rate. However, on March 18, 2020, we announced that we were reducing our ethanol production rate by approximately 20% for the foreseeable future due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  We are currently operating at an ethanol production rate of approximately 100 million gallons per year. Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even shut down ethanol production altogether.

Distillers Grains

Our revenues from distillers grains increased in the six months ended March 31, 2020 as compared to the same period in 2019. This increase in revenues is primarily the result of an increase in the average market price per ton of distillers grains sold for the period ended March 31, 2020 as compared to the same period in 2019.

The average price per ton of distillers grains sold for the six months ended March 31, 2020 was approximately 4.18% higher than the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a seasonal increase in demand for distillers grains and higher soybean prices resulting in a switch to distillers grains as a lower priced alternative and a decrease in distillers grains supply as a result of some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions towards the end of the period.

Management anticipates that demand for distillers grains could be negatively affected by a slowdown in economic activity resulting from the COVID-19 pandemic. In addition, trade barriers with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not favorably resolved, this could lead to continued low distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease if end-users switch to grazing due to seasonal changes. However, if industry-wide ethanol production is reduced in response to poor operating conditions this could have a positive affect on distillers grains prices.

    We sold approximately 1.17% less tons of distillers grains in the six months ended March 31, 2020 as compared to the same period in 2019. We had been operating at a higher ethanol production rate as compared to the same period in 2019 due to completion of various projects which allowed us to increase our annual ethanol production rate. However, on March 18, 2020, we announced we were reducing our ethanol production rate due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic which resulted in decreased distillers grains production. If we are forced to reduce ethanol production at the plant or even shut down ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the six months ended March 31, 2020 as compared to the same period in 2019 which was mainly the result of an increase in quantity sold. We sold approximately 40.62% more pounds of corn oil in the six months ended March 31, 2020 as compared to the same period in 2019 due to higher corn oil yield for the period which resulted in higher corn oil production. The average price per pound of corn oil was approximately 0.69% higher for the six months ended March 31, 2020 as compared to the same period in 2019. A decrease in corn oil supply due to some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions had a positive effect on corn oil prices towards the end of the period.

Management anticipates that demand for corn oil could be negatively affected by a slowdown in economic activity resulting from the COVID-19 pandemic. In addition, international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. However, the recent extension of the biodiesel tax credit by Congress could have a positive impact on corn oil prices. In addition, if industry-wide ethanol production is reduced in response to poor operating conditions this could have a positive affect on corn oil prices.

If we are forced to reduce ethanol production at the plant or even shut down ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$17,607,523	99.7%	$11,196,907	99.9%
Other Revenue	$53,450	0.3	$8,900	0.1
Total Revenues	$17,660,973	100.0%	$11,205,807	100.0%

Soybeans

During the six months ended March 31, 2020, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the six months ended March 31, 2020 as compared the to the same period in 2019. This increase in revenues is the result of a increase in bushels of soybeans sold of approximately 45.28% for the six months ended March 31, 2020 as compared to the same period in 2019 resulting primarily from end users and exporters bidding up prices during the period resulting in most of the carry being taken out of the market, coupled with the narrowing of spreads removing forward carrying incentive for the period ended March 31, 2020.

We experienced an increase in the average price per bushel of soybeans sold for the six months ended March 31, 2020 that was approximately 8.59% higher than our average price per bushel of soybeans sold for the same period in 2019 due to news in December of a potential trade deal with China that could increase demand for agricultural products. The average price per bushel of soybeans sold was $9.29 based on sales of approximately 1,895,000 bushels for the six months ended March 31, 2020.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 100.9% for the six months ended March 31, 2020 as compared to approximately 88.2% for the same period in 2019. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol sales and narrowing of profit margins in the marketplace for the six months ended March 31, 2020 as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2020, we used approximately 3.67% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2019 due to lower ethanol production levels for the second half of the period. During the six months ended March 31, 2020, our average price paid per bushel of corn was approximately 13.12% higher as compared to the same period in 2019 due primarily to continued uncertainty regarding the carryout from the 2019 harvest. However corn prices were lower towards the end of the period due to concerns related to the COVID-19 pandemic.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If planting is hampered or delayed due to restrictions put in place in response to the COVID-19 pandemic, that could impact corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the six months ended March 31, 2020 as compared to the same period in 2019. This decrease in cost of natural gas for the six months ended March 31, 2020 as compared to the same period in 2019 was primarily the result of a decrease of approximately 10.90% in the average price per MMBTU of natural gas primarily due to plentiful supply and low demand. In addition, natural gas prices were lower towards the end of the period as a result of decreases in the price of crude oil. We used approximately 1.47% more natural gas for the six months ended March 31, 2020 as compared to the same period in 2019, due to higher ethanol production levels for the period.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices. In addition, if crude oil prices increase, that could cause natural gas prices to increase.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$16,696,707	94.5%	$11,287,875	100.7%
Total Cost of Goods Sold	$16,696,707	94.5%	$11,287,875	100.7%

Soybeans

During the six months ended March 31, 2020, our cost was primarily the procurement of soybeans sold. During the six months ended March 31, 2020, our average price paid per bushel of soybeans was approximately 8.59% higher as compared to the same period in 2019 due to concerns over a smaller crop and carryout for 2019. We also purchased 37.77% more bushels of soybeans in the six months ended March 31, 2020 as compared to the same period in 2019 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.8% for the six months ended March 31, 2020 as compared to operating expenses of approximately 3.2% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. The decrease was due primarily to higher sales volume and revenues while operating expenses stayed stable for the six months ended March 31, 2020. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent throughout our 2020 fiscal year.

Operating Income (Loss)

Our operating loss for the six months ended March 31, 2020 was approximately 3.7% of revenues as compared to operating income of approximately 2.2% of revenues for the same period in 2019. The increase in operating loss for the six months ended March 31, 2020 was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Income (Expense)

We had other income of approximately 0.2% of revenues for the six months ended March 31, 2020 compared to other expense of approximately (0.3)% of revenues for the same period in 2019. This increase in other income for six months ended March 31, 2020, was primarily a result of collecting the remainder of the insurance receivable related to the dried distillers grains silo explosion during the period.

Changes in Financial Condition for the Six Months Ended March 31, 2020

The following table highlights the changes in our financial condition:

	March 31, 2020 (Unaudited)	September 30, 2019
Current Assets	$40,442,878	$50,122,788
Long Term Assets	$89,179,475	$87,428,849
Current Liabilities	$14,748,348	$18,821,283
Long-Term Liabilities	$9,347,644	$6,451,671
Members' Equity	$105,526,361	$112,278,683

We experienced a decrease in our current assets at March 31, 2020 as compared to September 30, 2019. This decrease was primarily driven by a decrease in our cash, restricted cash and accounts receivable balances at March 31, 2020 due primarily to slowed production rates and cash paid for distributions at March 31, 2020 as compared to September 30, 2019.

We experienced an increase in our long term assets resulting from implementing ASC 842 in the quarter ended March 31, 2020 as compared to September 30, 2019.

We experienced a decrease in our total current liabilities at March 31, 2020 as compared to September 30, 2019. This decrease was primarily due to a decrease in grain accounts payable at March 31, 2020 as compared to September 30, 2019 due to farmers holding grain in storage until a more conducive cash price was available. This decrease was also due to a decrease in accrued expenses and in the due to broker account at March 31, 2020 as compared to September 30, 2019. These decreases were partially offset by the implementation of ASC 842 and accrual for forward corn purchase impairment which resulted in an increase to our current liabilities.

We experienced an increase in our long-term liabilities as of March 31, 2020 as compared to September 30, 2019 as a result of implementing ASC 842. This increase was partially offset by scheduled principal payments on our outstanding debt.

Liquidity and Capital Resources

We, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we have reduced our ethanol production rate by approximately 20% for the foreseeable future. We continue to monitor COVID-19 developments and the effect on demand for our products in order to determine whether further adjustments to production are warranted.

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity financing during our 2020 fiscal year. However, should the current unfavorable operating conditions in the ethanol industry worsen or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the six months ended March 31, 2020 and 2019:

	2020	2019
Net cash used in operating activities	$(9,416,965)	$(17,764,500)
Net cash used for investing activities	$(1,082,988)	$(1,433,478)
Net cash provided by (used for) financing activities	$(3,199,759)	$1,937,702
Net decrease in Cash and Restricted Cash	$(13,699,712)	$(17,260,276)
Cash and Restricted Cash, beginning of period	$22,034,120	$19,237,992
Cash and Restricted Cash, end of period	$8,334,408	$1,977,716

Cash Flow from and used in Operations

We experienced an increase in our cash flow from operations for the six months ended March 31, 2020 as compared to the same period in 2019. This was primarily the result of a decrease in accounts receivable during the six months ended March 31, 2020 as compared to the same period in 2019.
Cash Flow used for Investing Activities

We used less cash in investing activities for the six months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily the result of decreased capital expenditures partially offset by increased amounts paid for construction in progress during the period ended March 31, 2020 compared with the same period in 2019.

Cash Flow used for Financing Activities

We used the more cash for financing activities for the six months ended March 31, 2020 as compared to the same period in 2019. Cash used for financing activities was for scheduled payments on our Grain Loadout Facility Loan and payments to our investors in the form of distributions.

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
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at March 31, 2020 was 4.81%. There was no borrowings outstanding on the Declining Loan at March 31, 2020 or September 30, 2019.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at March 31, 2020 was 4.56%. There were no borrowings outstanding on the Revolving Credit Note at March 31, 2020 or September 30, 2019. The Revolving Credit Loan is due to mature on February 28, 2021.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan at March 31, 2020 was 4.49%. There were borrowings in the amount of approximately $5,717,000 outstanding on the Grain Loadout Facility Loan at March 31, 2020. There were borrowings of $6,726,000 on the Grain Loadout Facility Loan at September 30, 2019. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. During the six months ended March 31, 2020, we have capitalized approximately $17,000 of interest related to the various improvement and construction projects. This compares with approximately $19,000 capitalized in the same period ended in 2019.

Covenants

During the term of the loans, we will be subject to certain financial covenants. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long term revolving note, less current liabilities. Our minimum fixed charge coverage ratio is no less than 1.15:1.0 measured on a rolling four quarter average basis. However, for any reporting period, if our working capital is equal to or more than $23,000,000, we will be subject to maintaining a debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio.
Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000.

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at March 31, 2020. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2020. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate . These improvements include updates to our corn oil loadout racks, an additional ethanol loadout skid and other small miscellaneous projects.

In addition, we are constructing an additional flat storage building to replace our distillers grains silo that was damaged in an explosion. We expect that the flat storage will cost approximately $1,650,000 which will be funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage is expected to be completed in May 2020.

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

Subsequent Event

Subsequent to the end of the quarter, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Payroll Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore, it anticipates that the loan will be substantially forgiven.  To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2020.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  There were no borrowings outstanding on the Declining Loan and the applicable interest rate was 4.81% at March 31, 2020. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2020 and the applicable interest rate was 4.56%. There were borrowings in the amount of approximately $5,717,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 4.49% at March 31, 2020. The specifics of the Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2020, would be approximately $30,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Corn Futures and Options Contracts	$2,536,537	$2,398,643	$(254,158)	$(328,612)
Ethanol Futures and Options Contracts	(1,882,644)	(2,564,199)	163,702	185,440
Natural Gas Futures and Options Contracts	—	—	—	37,727
Soybean Futures and Options Contracts	724,217	651,376	487,494	287,982
Soybean Forward Purchase and Sales Contracts	(804,039)	(136,163)	(147,839)	1,502,007
Totals	$574,071	$349,657	$249,199	$1,684,454

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of March 31, 2020 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2020	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	135,000,000	Gallons	10%	$14,040,000
Corn	43,170,488	Bushels	10%	$14,235,000
DDGs	324,000	Tons	10%	$6,122,000
Corn Oil	31,500,000	Pounds	10%	$801,000
Soybeans	5,000,000	Bushels	10%	$4,379,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter of our 2020 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS CleanTech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. GS CleanTech and its attorneys appealed the rulings on summary judgment. The defendants have since settled with the attorneys for GS CleanTech. On March 2, 2020, the rulings by the United District Court were affirmed by the appellate court. GS CleanTech has petitioned for a rehearing of the appeal. If that is declined, then GS CleanTech can petition the U.S. Supreme Court for a writ of certiorari to review the decision.

On February 16, 2010, ICM, Inc. agreed to indemnify the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system and agrees to defend the Company. Several of the other defendants also use equipment and processes provided by ICM, Inc. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in this lawsuit and any appeal filed by GS CleanTech. If GS CleanTech were to be successful in the appeal filed and allowed to continue to pursue its claims, we estimate that damages, if awarded, would be based on a reasonable royalty to, or lost profits of, GS CleanTech. Because of its rulings, it seems unlikely that the District Court would deem the case exceptional. However, in the event it would be deemed to be exceptional, attorney's fees may be awarded and are likely to be $1,000,000 or more. ICM, Inc. has also agreed to indemnify us. However, in the event that damages were to be awarded, if ICM, Inc. does not fully indemnify us for any reason, we could be liable and could also be required to cease use of our oil separation process and seek out a replacement or cease oil production altogether.

Item 1A.    Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2019. The risk factors below should be read in conjunction with the risk factors section included in our annual report on Form 10-K for the fiscal year ended September 30, 2019.

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 may materially and adversely affect demand and the market price for our products.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products.  In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 may negatively impact our ability to operate our business which could decrease or eliminate the value of our units.

COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2020 and September 30, 2019, (ii) Condensed Statements of Operations for the three and six months ended March 31, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the six months ended March 31, 2020 and 2019, (iv) Condensed Statements of Changes in Members' Equity for the three and six months ended March 31, 2020 and 2019, and (v) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 5, 2020	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2020	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)