Form 10-Q
period 2020-06-30
Cardinal Ethanol LLC
filed 2020-08-10
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020.

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
☐ Yes     ☒ No

As of August 10, 2020, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2020	September 30, 2019
	(Unaudited)
Current Assets
Cash	$7,859,170	$15,670,696
Restricted cash	5,098,704	6,363,424
Trade accounts receivable	13,353,786	12,824,985
Miscellaneous receivables	466,737	1,380,649
Inventories	19,294,326	13,439,808
Prepaid and other current assets	526,182	130,464
Futures & options derivatives	383,928	221,947
Forward purchase/sales derivatives	48,151	90,815
Total current assets	47,030,984	50,122,788

Property, Plant, and Equipment, net	79,949,246	86,169,079

Other Assets
Operating lease right of use asset, net	5,484,792	—
Investment	1,259,770	1,259,770
Total other assets	6,744,562	1,259,770

Total Assets	$133,724,792	$137,551,637

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	4,387,952	2,712,760
Accounts payable-grain	6,508,633	10,624,278
Accrued expenses	2,119,289	1,249,467
Futures & options derivatives	2,062,679	1,045,113
Forward purchase/sales derivatives	152,772	171,770
Operating lease current liabilities	2,561,326	—
Due to broker	—	1,589,324
Current maturities of long-term debt	1,708,665	1,428,571
Total current liabilities	19,501,316	18,821,283

Long-Term Liabilities
Long-term debt, net of current maturities	4,360,434	5,297,151
Operating lease long-term liabilities	2,923,505	—
Liability for railcar rehabilitation costs	1,378,080	1,154,520
Total long-term liabilities	8,662,019	6,451,671

Commitments and Contingencies	—	—

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	34,649,244	41,366,470
Total members' equity	105,561,457	112,278,683

Total Liabilities and Members’ Equity	$133,724,792	$137,551,637

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$51,252,061	$63,665,456	$182,267,602	$178,171,882

Cost of Goods Sold	49,594,125	62,587,418	181,843,166	175,990,029

Gross Profit	1,657,936	1,078,038	424,436	2,181,853

Operating Expenses	1,590,121	1,591,335	5,211,222	5,268,004

Operating Income (Loss)	67,815	(513,297)	(4,786,786)	(3,086,151)

Other Income (Expense)
Interest expense	(36,797)	(82,838)	(170,789)	(290,602)
Miscellaneous income	4,078	590,408	431,249	639,528
Total	(32,719)	507,570	260,460	348,926

Net Income (Loss)	$35,096	$(5,727)	$(4,526,326)	$(2,737,225)

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$2	$—	$(310)	$(187)

Distributions Per Unit	$—	$100	$150	$100

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities
Net loss	$(4,526,326)	$(2,737,225)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,405,952	8,433,872
Change in fair value of commodity derivative instruments	879,251	(336,116)
Loss on sale of equipment	—	1,218
Loss on abandonment of equipment - Ethanol Division	—	1,197,917
Investment redemption	—	35,422
Change in operating assets and liabilities:
Trade accounts receivables	(528,801)	(6,929,553)
Miscellaneous receivables	913,912	(1,835,858)
Inventories	(5,854,518)	(10,755,249)
Prepaid and other current assets	(395,679)	(74,551)
Contract liabilities	—	506,463
Accounts payable	1,649,227	63,971
Accounts payable-grain	(4,115,645)	(3,201,124)
Accrued expenses and other liabilities	869,822	(308,579)
Accrued rail car rehabilitation costs	223,560	1,080,000
Due to broker	(1,589,324)	—
Net cash used in operating activities	(4,068,569)	(14,859,392)

Cash Flows from Investing Activities
Capital expenditures	(14,372)	(2,524,286)
Payments for construction in progress	(2,145,782)	—
Proceeds from sale of equipment	—	3,800
Net cash used for investing activities	(2,160,154)	(2,520,486)

Cash Flows from Financing Activities
Checks written in excess of bank balances	—	5,039,874.3
Distributions paid	(2,190,900)	(1,460,600)
Proceeds from revolving credit loan	—	4,161,917
Payments against revolving credit loan	—	(1,993,757)
Proceeds from long-term debt	856,665	—
Payments on long-term debt	(1,513,288)	(1,513,287)
Net cash provided by (used for) financing activities	(2,847,523)	4,234,147

Net Decrease in Cash and Restricted Cash	(9,076,246)	(13,145,731)

Cash and Restricted Cash – Beginning of Period	22,034,120	19,237,992

Cash and Restricted Cash – End of Period	$12,957,874	$6,092,261
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$7,859,170	$2,307,205
Restricted Cash - Balance Sheet	5,098,704	3,785,056
Cash and Restricted Cash	12,957,874	6,092,261

Supplemental Cash Flow Information
Interest paid	$221,507	$330,790

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$35,996	$154,145

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings
Balance September 30, 2018	$70,912,213	$49,425,983

Net Loss	—	(2,670,040)

Balance December 31, 2018	70,912,213	46,755,943

Net Loss	—	(61,461)

Balance March 31, 2019	$70,912,213	$46,694,482

Net Loss	—	(5,727)
Member Distribution	—	(1,460,600)

Balance June 30, 2019	70,912,213	45,228,155

	Member Contributions	Retained Earnings
Balance September 30, 2019	$70,912,213	$41,366,470

Net Income	—	1,638,760

Balance December 31, 2019	70,912,213	43,005,230

Member Distributions	—	(2,190,900)
Net Loss	—	(6,200,182)

Balance March 31, 2020	$70,912,213	$34,614,148

Net Income	—	35,096

Balance June 30, 2020	$70,912,213	$34,649,244

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the nine months ended June 30, 2020 and 2019, the Company produced approximately 96,403,000 and 94,904,000 gallons of ethanol, respectively.

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
June 30, 2020

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2020 and September 30, 2019, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading division inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2020 and September 30, 2019. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

In addition, we added an additional flat storage building to replace our distillers grains silo that was damaged in a DDGS silo explosion in November 2018. The flat storage cost totaled approximately $1,700,000 which was funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage was put into service in June 2020.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment was recorded for the three and nine months periods ended June 30, 2020 and 2019.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

Investment

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

•
Other. The Company engaged in ethanol sales for sanitizer use during the quarter ended June 30, 2020 as result of a direct domestic need from COVID-19. The Company has since discontinued ethanol for sanitizer sales.

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
June 30, 2020

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three months and nine months ended June 30, 2020 and 2019:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

Three Months Ended June 30, 2020

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$31,322,704	$—	$31,322,704
Distillers' grains	9,770,811	—	9,770,811
Corn Oil	2,225,717	—	2,225,717
Carbon Dioxide	123,375	—	123,375
Other	1,795,251	22,625	1,817,876
Total revenues from contracts with customers	45,237,858	22,625	45,260,483

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	5,991,578	5,991,578
Total revenues from contracts accounted for as derivatives	—	5,991,578	5,991,578
Total Revenues	$45,237,858	$6,014,203	$51,252,061

Nine Months Ended June 30, 2020

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$116,998,260	$—	$116,998,260
Distillers' grains	31,952,429	—	31,952,429
Corn Oil	7,233,285	—	7,233,285
Carbon Dioxide	370,125	—	370,125
Other	2,038,327	76,075	2,114,402
Total revenues from contracts with customers	158,592,426	76,075	158,668,501

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	23,599,101	23,599,101
Total revenues from contracts accounted for as derivatives	—	23,599,101	23,599,101
Total Revenues	$158,592,426	$23,675,176	$182,267,602

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

Three Months Ended June 30, 2019

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

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

3. CONCENTRATIONS

Two major customers accounted for approximately 93% and 92% of the outstanding accounts receivable balance at June 30, 2020 and September 30, 2019, respectively. These same two customers accounted for approximately 80% of revenue for the three and nine month period ended June 30, 2020 and 82% of revenue for the three and nine months ended June 30, 2019.

4.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2020 (Unaudited)	September 30, 2019
Ethanol Division:
Raw materials	$7,938,452	$5,457,534
Work in progress	1,287,574	1,639,946
Finished goods	2,106,919	1,657,065
Spare parts	3,593,024	3,259,165
Ethanol Division Subtotal	$14,925,969	$12,013,710
Trading Division:
Grain inventory	$4,368,357	$1,426,098
Trading Division Subtotal	$4,368,357	$1,426,098
Total Inventories	$19,294,326	$13,439,808

The Company had a net realizable value write-down of Ethanol Division inventory of approximately $72,000 and $102,000 for the three months ended June 30, 2020, and 2019, respectively and $1,697,000 and $886,000 for the nine months ended June 30, 2020, and 2019, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2020, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2021 for approximately 8.8% of expected production needs for the next 21 months. Approximately 6.2% of the forward corn purchases were with related parties. Also, at June 30, 2020, the Company had forward natural gas contracts for approximately 75.6% of expected purchases for the next 19 months at various prices for various delivery periods through October 2021. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using a methodology similar to that used in the lower of cost or net realizable value evaluation with respect to inventory valuation, and has determined that an impairment loss existed of approximately $913,000 at June 30, 2020 and none at September 30, 2019. The impairment is recorded as a component of cost of goods sold. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts and therefore treats them as derivative instruments.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

At June 30, 2020, the Ethanol Division had forward dried distiller grains sales contracts for approximately 36.1% of expected production for the next month at various fixed prices for delivery periods through September 2020. At June 30, 2020, the Company had forward corn oil contracts for approximately 83.7% of expected production for the next 3 months at various fixed prices for delivery through August 2020. Additionally, at June 30, 2020, the Trading Division had forward soybean purchase contracts for approximately 57.0% of expected origination for various delivery periods through August 2020. Approximately 10.3% of the forward soybean purchases were with related parties.

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

At June 30, 2020, the Ethanol Division had a net short (selling) position of 3,087,905 bushels of corn under derivative contracts used to hedge its forward corn contracts and corn inventory. These corn derivatives are traded on the Chicago Board of Trade as of June 30, 2020 and are forecasted to settle for various delivery periods through December 2021. The Ethanol Division had a net short (selling) position of 23,520,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2020. At June 30, 2020, the Trading Division also had a net short (selling) position of 100,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2020, forecasted to settle for various delivery periods through November 2020. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2020:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$2,023,854
Corn Futures and Options Contracts	Futures & Options Derivatives	383,928	—
Soybean Futures and Options Contracts	Futures & Options Derivatives	—	38,825
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	48,151	152,772
Totals		$432,079	$2,215,451

As of June 30, 2020, the Company had approximately $5,100,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2019:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Corn Futures and Options Contracts	Cost of Goods Sold	$342,057	$13,444	$901,144	$3,299,787
Ethanol Futures and Options Contracts	Revenues	288,574	474,015	(1,189,256)	(3,753,455)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(14,373)	23,354	—	—
Soybean Futures and Options Contracts	Cost of Goods Sold	(24,080)	263,812	159,073	810,450
Soybean Forward Purchase Contracts	Cost of Goods Sold	1,275,534	2,777,541	190,883	54,719
Totals		$1,867,712	$3,552,166	$61,844	$411,501

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$383,928	$383,928	$372,156	$11,772	$—
Ethanol Futures and Options Contracts	$(2,023,854)	$(2,023,854)	$(2,023,854)	$—	$—
Soybean Futures and Options Contracts	$(38,825)	$(38,825)	$(38,825)	$—	$—
Soybean Forward Purchase Contracts, net	$(104,621)	$(104,621)	$—	$(104,621)	$—
Soybean Inventory	$4,368,357	$4,368,357	$—	$4,368,357	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

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
Declining Note

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at June 30, 2020 was 3.20% and at September 30, 2019 was 5.00%. There were no borrowings outstanding on the Declining Loan at June 30, 2020 or at September 30, 2019.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate at June 30, 2020 was 3.08% and at September 30, 2019 was 5.01%. There were no borrowings outstanding June 30, 2020 or at September 30, 2019. The Revolving Credit Loan is due to mature on February 28, 2021.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate at June 30, 2020 was 3.25% and at September 30, 2019 was 5.04%. There were borrowings in the amount of approximately $5,212,000 and $6,726,000 outstanding on the Grain Loadout Facility Loan at June 30, 2020 and September 30, 2019, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023.

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

Paycheck Protection Program Loan

On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore, anticipates that the loan will be substantially forgiven.  To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed.

Long-term debt, as discussed above, consists of the following at June 30, 2020:

Grain Loadout facility loan	$5,212,434
Paycheck Protection Program loan	856,665
Total long-term debt	$6,069,099
Less amounts due within one year	$1,708,665
Net long-term debt	$4,360,434

The estimated maturities of long-term debt at June 30, 2020 are as follows:

July 1, 2020 to June 30, 2021	$1,708,665
July 1, 2021 to June 30, 2022	2,001,015
July 1, 2022 to June 30, 2023	2,359,419
Total long-term debt	$6,069,099

8. LEASES

Adoption of ASC 842

As discussed in Note 1, on October 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of approximately $7.2 million. The adoption did not have a significant impact on the Company’s statement of operations.

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

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

rate for each lease in determining the present value of lease payments. For the three and nine months ended June 30, 2020, the Company’s weighted average discount rate was 5.05%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and nine months ended June 30, 2020, the weighted average remaining lease term was 2.2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of June 30, 2020:

For the Fiscal Year Ending September 30,
2020	$693,420
2021	$2,773,680
2022	$2,016,222
2023	$312,480
Totals	5,795,802
Amount representing interest	310,971
Lease liabilities	$5,484,831

For the three months ended June 30, 2020, the Company recorded operating lease costs of approximately $425,000 against ethanol revenue and $229,000 in cost of goods sold in the Company’s statement of operations. For the nine months ended June 30, 2020, the Company recorded operating lease costs of approximately $1,592,000 against ethanol revenue and $688,000 in cost of goods sold in the Company's statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The Company has since settled with the attorneys for the inventors. On March 2, 2020, the rulings were affirmed on appeal. GS CleanTech's petition for a rehearing of the appeal has been denied. GS CleanTech can petition the U.S. Supreme Court for a writ of certiorari to review the decision. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company in these lawsuits and in any appeal filed.

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
June 30, 2020

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

During the quarter ending September 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at June 30, 2020, to be approximately $1,378,080. During the three and nine months ended June 30, 2020, the Company has recorded a corresponding expense in cost of goods sold of approximately $75,000 and 224,000, respectively.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 64% of total revenues and corn costs average 71% of total cost of goods sold.

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

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses, which included write downs of inventory and impairment of corn forward purchase contracts of approximately $2.8 million for the nine months ended June 30, 2020. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20%. As margins improved in May of 2020, the Company began increasing its ethanol production rate to approximately 135 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

11. BUSINESS SEGMENTS

Based on the growth of the Company's Trading Division during the first quarter of fiscal 2019 and operations in fiscal 2019, the Company has determined it now has two reportable operating segments. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2020

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol Division	$45,237,858	$54,241,337	$158,592,426	$157,541,956
Trading Division	$6,014,203	$9,424,119	$23,675,176	$20,629,926
Total Revenue	$51,252,061	$63,665,456	$182,267,602	$178,171,882

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol Division	$1,141,810	$311,720	$(1,055,956)	$1,497,603
Trading Division	$516,126	$766,318	$1,480,392	$684,250
Total Gross Profit	$1,657,936	$1,078,038	$424,436	$2,181,853

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol Division	$(131,068)	$(962,372)	$(5,315,449)	$(2,818,672)
Trading Division	$198,883	$449,075	$528,663	$(267,479)
Total Operating Income (Loss)	$67,815	$(513,297)	$(4,786,786)	$(3,086,151)

	June 30, 2020	September 30, 2019
Grain Inventories:	(unaudited)
Ethanol Division	$7,938,452	$5,457,534
Trading Division	$4,368,357	$1,426,098
Total Grain Inventories	$12,306,809	$6,883,632

	June 30, 2020	September 30, 2019
Total Assets:	(unaudited)
Ethanol Division	$117,467,781	$124,310,575
Trading Division	$16,257,011	$13,241,062
Total Assets	$133,724,792	$137,551,637

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This has continued into 2020 and the situation has been compounded by the recent impact of the COVID-19 pandemic. In response to these unfavorable operating conditions and a slowdown in global and regional economic activity resulting from COVID-19, we reduced our ethanol production rate by approximately 20%. However, beginning in May of 2020, we returned to full production and have been operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program which offers loans to small businesses impacted by the COVID-19 pandemic. These loans are forgiven to the extent proceeds are spent on certain qualifying costs and other conditions are met. Management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenue	$51,252,061	100.0	$63,665,456	100.0
Cost of Goods Sold	49,594,125	96.8	62,587,418	98.3
Gross Profit	1,657,936	3.2	1,078,038	1.7
Operating Expenses	1,590,121	3.1	1,591,335	2.5
Operating Income (Loss)	67,815	0.1	(513,297)	(0.8)
Other Income (Expense), Net	(32,719)	(0.1)	507,570	0.8
Net Income (Loss)	$35,096	—	$(5,727)	—

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol Division	$45,237,858	88.3%	54,241,337	85.2%
Trading Division	6,014,203	11.7	9,424,119	14.8
Total Revenue	$51,252,061	100.0%	$63,665,456	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$31,322,704	69.2%	$42,284,298	78.0%
Distillers Grains Sales	9,770,811	21.6	9,939,220	18.3
Corn Oil Sales	2,225,717	4.9	1,885,100	3.5
Carbon Dioxide Sales	123,375	0.3	123,375	0.2
Other Revenue	1,795,251	4.0	9,344	—
Total Revenues	$45,237,858	100.0%	$54,241,337	100.0%

Ethanol

Our revenues from ethanol decreased in the three months ended June 30, 2020 as compared the to the same period in 2019. This decrease in revenues is primarily the result of a decrease in the average price per gallon of ethanol sold and a decrease in gallons of ethanol sold for the three months ended June 30, 2020 as compared to the same period in 2019.

The average price per gallon of ethanol sold for the three months ended June 30, 2020 was approximately 24.16% lower than the average price per gallon of ethanol sold for the same period in 2019. Ethanol market prices have been negatively affected due to an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers and trade barriers resulting from disputes with foreign governments. This was exacerbated by a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which caused ethanol stocks in the United States to become significantly high and prices to decrease dramatically. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in many areas in the United States began to have a positive effect on ethanol prices towards the end of the period.

Management anticipates that ethanol prices will be negatively effected as ethanol plants return to higher production levels due to improving operating conditions. Ethanol prices may also decrease if certain areas of the United States reinstate restrictions in response to the COVID-19 pandemic resulting in a decrease in fuel demand. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production exceeds demand. Continued declines in ethanol exports due to trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Finally, the granting of additional EPA waivers to refiners could have a negative effect on ethanol prices.

We experienced a decrease in ethanol gallons sold of approximately 4.53% for the three months ended June 30, 2020 as compared to the same period in 2019 resulting primarily from decreased ethanol production rates for the period. In March of 2020, we reduced our ethanol production rate by approximately 20% due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  However, beginning in May of 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

Our revenues from distillers grains decreased in the three months ended June 30, 2020 as compared to the same period in 2019. This decrease in revenues is primarily the result of a decrease in the tons of distillers grains sold for the period ended June 30, 2020 as compared to the same period in 2019.

The average price per ton of distillers grains sold for the three months ended June 30, 2020 was approximately 11.83% higher than the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a decrease in distillers grains supply due to some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions.

Management anticipates that distillers grains prices will be negatively affected by an increase in distillers grains supply as operating conditions improve and ethanol plants increase production levels. In addition, trade barriers with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease if end-users switch to grazing due to seasonal changes.

    We sold approximately 10.44% less tons of distillers grains in the three months ended June 30, 2020 as compared to the same period in 2019 resulting primarily from lower ethanol production levels for the period which resulted in decreased distillers grains production. We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the three months ended June 30, 2020 as compared to the same period in 2019 which was mainly the result of increased volume of sales. We sold approximately 16.25% more tons of corn oil in the three months ended June 30, 2020 as compared to the same period in 2019 due to higher corn oil yield on average resulting in higher corn oil production. The average price per pound of corn oil was approximately 3.85% higher for the three months ended June 30, 2020 as compared to the same period in 2019. A decrease in corn oil supply due to some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions had a positive effect on corn oil prices for the period.

Management anticipates that corn oil prices will be negatively affected by an increase in corn oil supply as operating conditions improve and ethanol plants increase production levels. In addition, international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. However, the extension of the biodiesel tax credit by Congress could have a positive impact on corn oil prices.

We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$5,991,578	99.6%	$9,408,769	99.8%
Other Revenue	22,625	0.4	$15,350	0.2
Total Revenues	$6,014,203	100.0%	$9,424,119	100.0%

Soybeans

During the three months ended June 30, 2020 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended June 30, 2020 as compared the to the same period in 2019. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 37.87%

for the three months ended June 30, 2020 as compared to the same period in 2019 resulting primarily from less conducive market conditions for selling for the three months ending June 30, 2020.

We also experienced an increase in the average price per bushel of soybeans sold for the three months ended June 30, 2020 that was approximately 3.53% higher than our average price per bushel of soybeans sold for the same period in 2019 due to higher futures prices. The average price per bushel of soybeans sold was $8.83 based on sales of approximately 679,000 bushels for the three months ended June 30, 2020.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 96.8% for the three months ended June 30, 2020 as compared to approximately 98.3% for the same period in 2019. This decrease in cost of goods sold as a percentage of revenues was the result of a slight improvement in profit margins in the marketplace for the three months ended June 30, 2020 as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2020, we used approximately 5.68% less bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2019 due to lower ethanol production levels for the period. During the three months ended June 30, 2020, our average price paid per bushel of corn was approximately 6.05% lower as compared to the same period in 2019 due primarily to concerns related to the COVID-19 pandemic.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the three months ended June 30, 2020 as compared to the same period in 2019. This decrease in cost of natural gas for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily the result of decreased ethanol production resulting in the use of approximately 3.21% less natural gas for the three months ended June 30, 2020 as compared to the same period in 2019. Our average price per MMBTU of natural gas was also 3.11% lower during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to plentiful supply and low demand. In addition, natural gas prices were lower as a result of decreases in the price of crude oil.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices. In addition, an increase in crude oil prices could cause natural gas prices to rebound.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$5,498,077	100.0%	$8,657,801	100.0%
Total Cost of Goods Sold	$5,498,077	100.0%	$8,657,801	100.0%

Soybeans

During the three months ended June 30, 2020, our cost was primarily the procurement of soybeans sold. During the three months ended June 30, 2020, our average price paid per bushel of soybeans was approximately 5.60% higher as compared to the same period in 2019 due to concerns over a smaller crop and carryout for 2019. We also purchased 59.07% less bushels of soybeans in the three months ended June 30, 2020 compared to 2019. This is due primarily to end-users and exporters bidding up prices during the period resulting in most of the carry being taken out of the market, coupled with the narrowing of spreads removing forward carrying incentive for the three months ending June 30, 2020.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 3.1% for the three months ended June 30, 2020 as compared to operating expenses of approximately 2.5% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses stayed stable for the three months ended June 30, 2020. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent throughout our 2020 fiscal year.

Operating Income (Loss)

Our operating income for the three months ended June 30, 2020 was approximately 0.1% of revenues as compared to operating loss of approximately (0.8)% of revenues for the same period in 2019. The increase in operating income for the three months ended June 30, 2020 was primarily the result of increased ethanol to corn margins during the last part of the period, partially offset by the economic slowdown accompanying the COVID-19 pandemic.

Other Income (Expense)

We had other expense of approximately (0.1)% of revenues for the three months ended June 30, 2020 compared to other income of approximately 0.8% of revenues for the same period in 2019. This decrease in other income for three months ended June 30, 2020, was primarily a result of the receipt of insurance proceeds recognized in the period ended June 30, 2019.

Results of Operations for the Nine Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenue	$182,267,602	100.0	$178,171,882	100.0
Cost of Goods Sold	181,843,166	99.8	$175,990,029	98.8
Gross Profit	424,436	0.2	$2,181,853	1.2
Operating Expenses	5,211,222	2.9	$5,268,004	3.0
Operating Loss	(4,786,786)	(2.6)	$(3,086,151)	(1.7)
Other Income, Net	260,460	0.1	$348,926	0.2
Net Loss	$(4,526,326)	(2.5)	$(2,737,225)	(1.5)

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended June 30, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$158,592,426	87.0%	$157,541,956	88.4%
Grain trading	$23,675,176	13.0	$20,629,926	11.6
Total Revenue	$182,267,602	100.0%	$178,171,882	100.0%

Ethanol Division

The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$116,998,260	73.8%	$120,110,027	76.2%
Distillers Grains Sales	$31,952,429	20.1	31,483,092	20.0
Corn Oil Sales	$7,233,285	4.6	5,524,019	3.5
Carbon Dioxide Sales	$370,125	0.2	386,270	0.2
Other Revenue	$2,038,327	1.3	38,548	0.1
Total Revenues	$158,592,426	100.0%	$157,541,956	100.0%

Ethanol

Our revenues from ethanol decreased in the nine months ended June 30, 2020 as compared the to the same period in 2019. This decrease in revenues is primarily the result of a decrease in the average market price per gallon of ethanol sold for the nine months ended June 30, 2020 as compared to the same period in 2019.

The average price per gallon of ethanol sold for the nine months ended June 30, 2020 was approximately 3.78% lower than our average price per gallon of ethanol sold for the same period in 2019. Ethanol market prices have been negatively affected due to an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers and trade barriers resulting from disputes with foreign governments. This was exacerbated by a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which caused ethanol stocks in the United States to become significantly high and prices to decrease dramatically. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in many areas in the United States began to have a positive effect on ethanol prices towards the end of the period.

Management anticipates that ethanol prices will be negatively effected as ethanol plants return to higher production levels due to improving operating conditions. Ethanol prices may also decrease if certain areas of the United States reinstate restrictions in response to the COVID-19 pandemic resulting in a decrease in fuel demand. If crude oil and gasoline prices remain low, that could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol production exceeds demand. Continued declines in ethanol exports due to trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Finally, the granting of additional EPA waivers to refiners could have a negative effect on ethanol prices.

We experienced an increase in ethanol gallons sold of approximately 1.25% for the nine months ended June 30, 2020 as compared to the same period in 2019 resulting primarily from higher overall ethanol production for the period. We had been operating at an ethanol production rate in excess of the nameplate capacity for the plant due to completion of various projects which allowed us to increase our annual ethanol production rate. We then reduced our ethanol production rate by approximately 20% in March 2020 due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  Beginning in May of 2020, we once again increased our ethanol production rate to approximately 135 million gallons annually due to an improvement in operating conditions.  Management continues to monitor economic conditions carefully. If conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

Our revenues from distillers grains increased in the nine months ended June 30, 2020 as compared to the same period in 2019. This increase in revenues is primarily the result of an increase in the average market price per ton of distillers grains sold for the period ended June 30, 2020 as compared to the same period in 2019.

The average price per ton of distillers grains sold for the nine months ended June 30, 2020 was approximately 3.20% higher than the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a seasonal increase in demand for distillers grains and higher soybean prices resulting in a switch to distillers grains as a lower priced alternative and a decrease in distillers grains supply as a result of some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions.

Management anticipates that distillers grains prices will be negatively affected by an increase in distillers grains supply as operating conditions improve and ethanol plants increase production levels. In addition, trade barriers with countries such as China, Mexico and the European Union have had a negative effect on export demand. If these trade disputes are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease if end-users switch to grazing due to seasonal changes.

    We sold approximately 4.16% less tons of distillers grains in the nine months ended June 30, 2020 as compared to the same period in 2019 due primarily to higher corn oil yields for the period and the reduced production rate in the last three months. We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

Our revenues from corn oil sales increased in the nine months ended June 30, 2020 as compared to the same period in 2019 which was mainly the result of an increase in quantity sold. We sold approximately 32.84% more pounds of corn oil in the nine months ended June 30, 2020 as compared to the same period in 2019 due to higher corn oil yield for the period which resulted in higher corn oil production. The average price per pound of corn oil remained the same for the nine months ended June 30, 2020 and 2019.

Management anticipates that corn oil prices will be negatively affected by an increase in corn oil supply as operating conditions improve and ethanol plants increase production levels. In addition, international trade disputes have created additional uncertainty which could have a negative affect on corn oil prices. However, the extension of the biodiesel tax credit by Congress could have a positive impact on corn oil prices.

We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$23,599,101	99.7%	$20,605,676	99.9%
Other Revenue	$76,075	0.3	$24,250	0.1
Total Revenues	$23,675,176	100.0%	$20,629,926	100.0%

Soybeans

During the nine months ended June 30, 2020, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the nine months ended June 30, 2020 as compared the to the same period in 2019. This increase in revenues is the result of a increase in bushels of soybeans sold of approximately 7.17% for the nine months ended June 30, 2020 as compared to the same period in 2019 resulting primarily from capitalizing on the carry in the market, for the period ended June 30, 2020.

We experienced an increase in the average price per bushel of soybeans sold for the nine months ended June 30, 2020 that was approximately 6.87% higher than our average price per bushel of soybeans sold for the same period in 2019 due to news in December of a potential trade deal with China that could increase demand for agricultural products. The average price per bushel of soybeans sold was $9.17 based on sales of approximately 2,574,000 bushels for the nine months ended June 30, 2020.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 99.8% for the nine months ended June 30, 2020 as compared to approximately 98.8% for the same period in 2019. This increase in cost of goods sold as a percentage of revenues was the result of narrowing of profit margins in the marketplace for the nine months ended June 30, 2020 as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2020, we used approximately 0.61% more bushels of corn to produce our ethanol, distillers grain and corn oil as compared to the same period in 2019 due to higher overall ethanol production levels for the period. During the nine months ended June 30, 2020, our average price paid per bushel of corn was approximately 7.05% lower due primarily to concerns related to the COVID-19 pandemic.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

Our natural gas cost after hedging was lower during the nine months ended June 30, 2020 as compared to the same period in 2019. This decrease in cost of natural gas for the nine months ended June 30, 2020 as compared to the same period in 2019 was primarily the result of a decrease of approximately 8.43% in the average price per MMBTU of natural gas primarily due to plentiful supply and low demand. In addition, natural gas prices were lower as a result of decreases in the price of crude oil.

Natural gas prices will be dependent upon summer temperatures as hot weather increases natural gas demand. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices. In addition, an increase in crude oil prices could cause natural gas prices to rebound.

We used approximately 0.03% less natural gas for the nine months ended June 30, 2020 as compared to the same period in 2019.

Trading Division

The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$22,194,784	100.0%	$19,945,676	100.0%
Total Cost of Goods Sold	$22,194,784	100.0%	$19,945,676	100.0%

Soybeans

During the nine months ended June 30, 2020, our cost was primarily the procurement of soybeans sold. During the nine months ended June 30, 2020, our average price paid per bushel of soybeans was approximately 6.87% higher as compared to the same period in 2019 due to concerns over a smaller crop and carryout for 2019. We also purchased 31.95% less bushels of soybeans in the nine months ended June 30, 2020 as compared to the same period in 2019. This decrease is a result of end-users and exporters bidding up prices during the period resulting in most of the carry being taken out of the market, coupled with the narrowing of spreads removing forward carrying incentive for the three months ending June 30, 2020.

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

Operating Expense

Our operating expenses as a percentage of revenues were approximately 2.9% for the nine months ended June 30, 2020 as compared to operating expenses of approximately 3.0% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent throughout our 2020 fiscal year.

Operating Loss

Our operating loss for the nine months ended June 30, 2020 was approximately 2.6% of revenues as compared to operating loss of approximately 1.7% of revenues for the same period in 2019. The increase in operating loss for the nine months ended June 30, 2020 was primarily the result of decreased ethanol to corn margins and unfavorable market conditions arising from industry-wide ethanol production in excess of demand as discussed previously as well the COVID-19 pandemic.

Other Income

We had other income of approximately 0.1% of revenues for the nine months ended June 30, 2020 compared to other income of approximately 0.2% of revenues for the same period in 2019. This decrease in other income for nine months ended June 30, 2020, was primarily a result reduced balances on borrowings resulting in a decreased interest expense.

Changes in Financial Condition for the Nine Months Ended June 30, 2020

The following table highlights the changes in our financial condition:

	June 30, 2020 (Unaudited)	September 30, 2019
Current Assets	$47,030,984	$50,122,788
Long Term Assets	$86,693,808	$87,428,849
Current Liabilities	$19,501,316	$18,821,283
Long-Term Liabilities	$8,662,019	$6,451,671
Members' Equity	$105,561,457	$112,278,683

We experienced a decrease in our current assets at June 30, 2020 as compared to September 30, 2019. This decrease was primarily driven by a decrease in our cash and restricted cash balances at June 30, 2020 due primarily to slowed production rates partially offset by higher inventories at June 30, 2020 as compared to September 30, 2019.

We experienced a decrease in our long term assets in the quarter ended June 30, 2020 as compared to September 30, 2019 due primarily to routine depreciation on long-term assets that was partially offset by putting new long-term assets into service.

We experienced an increase in our total current liabilities at June 30, 2020 as compared to September 30, 2019. This increase was primarily due to an increase in operating lease current liabilities at June 30, 2020 as compared to September 30, 2019 due to the implementation of ASC 842. This increase is coupled with an increase in the amount payable in our accounts payable and accrued expenses at June 30, 2020 as compared to September 30, 2019. This increase is partially offset by a decrease in grain payable and in the due to broker account at June 30, 2020 as compared to September 30, 2019.

We experienced an increase in our long-term liabilities as of June 30, 2020 as compared to September 30, 2019 as a result of implementing ASC 842. This increase was partially offset by scheduled principal payments on our outstanding debt.

Liquidity and Capital Resources

We, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we reduced our ethanol production rate by approximately 20%.  However, as margins improved in May of 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  We continue to monitor COVID-19 developments and the effect on demand for our products in order to determine whether future adjustments to production are warranted.

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional financing during our 2020 fiscal year other than the Federal Paycheck Protection Program loan which has already been received. However, should the current unfavorable operating conditions in the ethanol industry worsen or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

The following table shows cash flows for the nine months ended June 30, 2020 and 2019:

	2020	2019
Net cash used in operating activities	$(4,068,569)	$(14,859,392)
Net cash used for investing activities	$(2,160,154)	$(2,520,486)
Net cash provided by (used for) financing activities	$(2,847,523)	$4,234,147
Net decrease in Cash and Restricted Cash	$(9,076,246)	$(13,145,731)
Cash and Restricted Cash, beginning of period	$22,034,120	$19,237,992
Cash and Restricted Cash, end of period	$12,957,874	$6,092,261

Cash Flow from and used in Operations

We experienced an increase in our cash flow from operations for the nine months ended June 30, 2020 as compared to the same period in 2019. This was primarily the result of a a decrease in accounts receivable coupled with a smaller inventory balance during the nine months ended June 30, 2020 as compared to the same period in 2019.

Cash Flow used for Investing Activities

We used less cash in investing activities for the nine months ended June 30, 2020 as compared to the same period in 2019. This decrease was primarily the result of decreased capital expenditures partially offset by increased amounts paid for construction in progress during the period ended June 30, 2020 compared with the same period in 2019.

Cash Flow used for Financing Activities

We used more cash for financing activities for the nine months ended June 30, 2020 as compared to the same period in 2019. Cash used for financing activities was for scheduled payments on our Grain Loadout Facility Loan and payments to our investors in the form of distributions that was partially offset by the proceeds from the Paycheck Protection Program loan received during the nine months ended June 30, 2020.

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
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at June 30, 2020 was 3.20%. There was no borrowings outstanding on the Declining Loan at June 30, 2020 or September 30, 2019.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at June 30, 2020 was 3.08%. There were no borrowings outstanding on the Revolving Credit Note at June 30, 2020 or September 30, 2019. The Revolving Credit Loan is due to mature on February 28, 2021.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly construction loan) has a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan at June 30, 2020 was 3.25%. There were borrowings in the amount of approximately $5,212,000 outstanding on the Grain Loadout Facility Loan at June 30, 2020. There were borrowings of $6,726,000 on the Grain Loadout Facility Loan at September 30, 2019. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan requires monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. During the nine months ended June 30, 2020, we have capitalized approximately $36,000 of interest related to the various improvement and construction projects. This compares with approximately $41,000 capitalized in the same period ended in 2019.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at June 30, 2020. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through June 30, 2021. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore, anticipates that the loan will be substantially forgiven.  To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed.

Capital Improvements

The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate. These improvements include updates to our corn oil loadout racks, an additional ethanol loadout skid and other small miscellaneous projects. We also plan to invest in an ethanol recovery system which expected to cost approximately $2,400,000 and be funded with funds from operations and our existing debt facilities. We anticipate completion of this project in the first half of fiscal 2021.

In addition, we added an additional flat storage building to replace our distillers grains silo that was damaged in a DDGS silo explosion in November 2018. The flat storage cost totaled approximately $1,700,000 which was funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage was put into service in June 2020.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2020.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Grain Loadout Facility Loan (formerly Construction Loan) which bear variable interest rates.  There were no borrowings on the Declining Loan and the applicable interest rate was 3.20% at June 30, 2020. There were no borrowings on the Revolving Credit Loan at June 30, 2020 and the applicable interest rate was 3.08%. There were borrowings in the amount of approximately $5,212,000 outstanding on the Grain Loadout Facility Loan and the applicable interest rate was 3.25% at June 30, 2020. The specifics of the Declining Loan, the Revolving Credit Loan and the Grain Loadout Facility Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2020, would be approximately $17,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Corn Futures and Options Contracts	$901,144	$3,299,787	$342,057	$13,444
Ethanol Futures and Options Contracts	(1,189,256)	(3,753,455)	288,574	$474,015
Natural Gas Futures and Options Contracts	—	—	(14,373)	23,354
Soybean Futures and Options Contracts	159,073	810,450	(24,080)	263,812
Soybean Forward Purchase and Sales Contracts	190,883	54,719	1,275,534	2,777,541
Totals	$61,844	$411,501	$1,867,712	$3,552,166

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains and corn oil prices as of June 30, 2020 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2020	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	135,000,000	Gallons	10%	$16,538,000
Corn	30,000,000	Bushels	10%	$9,154,000
DDGs	324,000	Tons	10%	$3,829,000
Corn Oil	31,500,000	Pounds	10%	$581,000
Soybeans	5,000,000	Bushels	10%	$4,007,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter of our 2020 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS CleanTech filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. GS CleanTech and its attorneys appealed the rulings on summary judgment. The defendants have since settled with the attorneys for GS CleanTech. On March 2, 2020, the rulings by the United District Court were affirmed by the appellate court. GS CleanTech's petition for a rehearing of the appeal has been denied. GS CleanTech can petition the U.S. Supreme Court for a writ of certiorari to review the decision.

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
101
The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2020 and September 30, 2019, (ii) Condensed Statements of Operations for the three and nine months ended June 30, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the nine months ended June 30, 2020 and 2019, (iv) Condensed Statements of Changes in Members' Equity for the three and nine months ended June 30, 2020 and 2019, and (v) the Notes to Condensed Unaudited Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 10, 2020	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)