Form 10-K
period 2020-09-30
Cardinal Ethanol LLC
filed 2020-11-18
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of March 31, 2020, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $51,540,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 18, 2020, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2020.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•Reduction or elimination of the Renewable Fuel Standard;
•Changes in the availability and price of corn and natural gas;
•Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;
•Decreases in the price we receive for our ethanol, distillers grains and corn oil;
•Our ability to satisfy the financial covenants contained in our credit agreements with our lender;
•Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•Negative impacts that our hedging activities may have on our operations;
•Ethanol and distillers grains supply exceeding demand and corresponding price reductions;
•Our ability to generate free cash flow to invest in our business and service any debt;
•Changes in the environmental regulations that apply to our plant operations;
•Changes in our business strategy, capital improvements or development plans;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•Changes in federal and/or state laws;
•Changes and advances in ethanol production technology;
•Competition from alternative fuel additives;
•Changes in interest rates or the lack of credit availability;
•Changes in legislation benefiting renewable fuels;
•Competition from the increased use of electric vehicles;
•Our ability to retain key employees and maintain labor relations;
•Volatile commodity and financial markets;
•Limitations and restrictions contained in the instruments and agreements governing any indebtedness;
•Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol, distillers grains, soybeans produced in the United States; and
•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19.

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

    The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease (“COVID-19”). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate by approximately 20% in April of 2020. However, beginning in May of 2020, we returned to full production and have since been operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

    On March 30, 2020, we and our primary lender, First National Bank of Omaha ("FNBO"), executed a Fifteenth Amendment of First Amended and Restated Construction Loan Agreement to be effective as of February 28, 2020 (the "Amendment"), which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (as amended, the "Loan Agreement"). The Amendment extended the termination date of the Revolving Credit Loan from February 28, 2020 to February 28, 2021. In addition, the Amendment modified the definition of "LIBOR Rate" in order to provide for a process for the parties to agree upon a new interest rate index and margin to be applied to that index in the event that FNBO determines that the LIBOR Rate is unavailable or unreliable. Finally, the Amendment provided for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $23,000,000 for any reporting period. The Amendment also provided for a debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if our working capital is equal to or more that $23,000,000.

On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program (the "PPP") which offers loans to small businesses impacted by the COVID-19 pandemic pursuant to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. These loans are forgiven to the extent proceeds are spent on certain qualifying costs and other conditions are met. Management anticipates that the loan will be forgiven. To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed. We intend to use the entire loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act. However, no assurance is provided that we will obtain forgiveness in whole or in part. To obtain full or partial forgiveness, we must request such forgiveness and provide sufficient documentation in accordance with applicable guidelines. As of September 30, 2020, we had not recognized any forgiveness of the Paycheck Protection Program Loan.

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

Ethanol Division

In August 2010, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 140 million gallons compared to 110 million gallons under our previous permit. Our annual ethanol production for the fiscal year ended September 30, 2020 decreased to approximately 129 million gallons resulting primarily from reduced ethanol production rates for the period. In March of 2020, we reduced our ethanol production rate by approximately 20% due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  However, beginning in May of 2020, we increased our ethanol production rate to approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

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

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	75%	77%	77%
Distillers Grains	20%	19%	19%
Corn Oil	5%	4%	4%
Carbon Dioxide	< 1%	< 1%	< 1%

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

As a result of an emergency domestic need resulting from the COVID-19 pandemic, some ethanol plants provided ethanol to be used for the production of hand sanitizer and related products. Some ethanol plants have subsequently announced plans to install equipment to allow USP-grade ethanol production which can also be used for disinfectants, pharmaceuticals, fragrances, cosmetics and other industrial applications. We engaged in some limited ethanol sales for sanitizer use during the third quarter of our 2020 fiscal year. However, we have discontinued this practice.

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

Ethanol, Distillers Grains, Carbon Dioxide and Corn Oil Markets

As described below in "Distribution Methods," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. In addition, we engaged in some limited ethanol sales for sanitizer use during the third quarter of our 2020 fiscal year. We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets, and believe that there is some potential for increased international sales of our products. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically. In addition, export demand is typically more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations.

Brazil, Canada and India were top destinations for ethanol exports for the year to date through July 2020. However, overall exports of ethanol for this period decreased approximately 9% compared to the same period last year due to escalating trade barriers and the impacts of COVID-19. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand negatively effecting domestic ethanol prices. Export demand has also decreased due to the disruption in global fuel demand resulting from restrictions in response to the COVID-19 pandemic. Restricted travel, new lockdown measures and slow economic growth continue to have a negative effect on global fuel consumption and it is unknown when such demand will recover as reopening efforts continue to evolve.

Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past three years effectively closed the Chinese market requiring United States producers to seek out alternatives. Mexico, Indonesia, Thailand and Vietnam have recently been top destinations for distillers grains exports. However, overall exports of distillers grains decreased during 2020 due to shortages in exportable supply due to a decrease in production by the ethanol industry in the United States related to the COVID-19 pandemic.

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
    Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex's commission. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol. This agreement provides for an annual cap on the commission paid to Murex. Effective November 18, 2018, we further amended our agreement to provide for the payment of the commission to Murex to be calculated on each net gallon of ethanol taken under the agreement. The amendment provides that Murex will handle all RIN activity, submit regulatory reports, and lease us a minimum number of tank cars for rail transportation and manage the tank car fleet in exchange for a monthly payment. The amendment also extends the term of the agreement until November 30, 2022, to be renewed thereafter automatically for one-year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the current term.
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
Carbon Dioxide
    Air Products and Chemicals, Inc. ("Air Products") purchases a portion of the carbon dioxide gas produced at our plant. We entered into a Carbon Dioxide Purchase and Sale Agreement with Air Products under which Air Products was obligated to purchase a minimum of 98,700 tons of carbon dioxide gas or approximately $493,500 annually. In addition, we executed a Site Lease Agreement with Air Products under which Air Products leased a portion of our property, on which it is operating a carbon dioxide liquefaction plant. On November 26, 2019, we sent written notice of termination of the Carbon Dioxide Purchase and Sale Agreement and Site Lease Agreement which was to be effective on June 1, 2020. However, due to disruptions related to COVID-19, the Company and Air Products agreed to rescind the terminations and extend the agreements one year to June 1, 2021. The Company and Air Products are currently negotiating for the extension of the agreements beyond that date under new terms.
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

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. The statutory volumes and the EPA's volumes for 2018 through 2020 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2018	Statutory	26.00	15.00
	EPA Rule 11/30/2017	19.29	15.00
2019	Statutory	28.00	15.00
	EPA Rule 11/30/2018	19.92	15.00
2020	Statutory	30.00	15.00
	EPA Rule 12/19/2019	20.09	15.00

    The EPA has not yet released the proposed rule to set the renewable volume obligation for 2021.

    Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. There are currently still some petitions for waivers pending before the EPA for 2019 and 2020 compliance years.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes meets the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS up to 115,000,000 gallons annually due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement. Therefore, we are not required to prove compliance with the lifecycle green house gas reductions for a significant amount of our production. Certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2019, gasoline demand in the United States was approximately 143 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol in 2019 was 14.3 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends. Gasoline demand is estimated to decrease for 2020 due to COVID-19.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2020, we incurred costs and expenses of approximately $69,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The Renewable Fuels Association estimates that there are approximately 209 ethanol production facilities in the United States with capacity to produce approximately 17.6 billion gallons of ethanol. However, many ethanol plants significantly reduced ethanol production or even ceased operations altogether in the spring of 2020 in response to the disruption in demand from the COVID-19 pandemic. Some of these plants have gradually increased production as fuel demand partially recovered but some have not returned to historic levels or restarted operations. It is unknown how much production in the United States is currently idled or when demand will fully return.

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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
POET Biorefining	1,805
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,716
Green Plains Renewable Energy	1,128
Flint Hill Resources LP	840

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

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants produced approximately 40 million metric tons of distillers grains in 2019.

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

    High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during the fiscal year ended September 30, 2020, compared to the same period in 2019 due primarily to concerns due primarily to concerns related to the COVID-19 pandemic. On October 9, 2020, the USDA released a report estimating the 2020 corn crop in the United States at approximately 14.7 billion bushels, up 8% from last year's production, with yields averaging 178.4 bushels per acre. The USDA forecasted area harvested for grain at 82.5 million acres, up 1% from 2019. The Indiana corn crop is estimated to be approximately 992 million bushels, up approximately 22% from 2019. Yields in Indiana are expected to be approximately 189 bushels per acre, up approximately 12% from 2019. Management will continue to monitor the availability of corn in our area.

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

Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2020 was approximately 1.7% less MMBTUs than for last fiscal year, constituting approximately 4.2% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley Gas Corporation ("Ohio Valley"). Under the contract, Ohio Valley receives, transports and redelivers natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas received for and redelivered to us by Ohio Valley, we pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. In addition, we pay a service charge for all gas received for and redelivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. The initial term of the contract was ten years. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.

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

Employees

    We have 57 full-time employees as of November 18, 2020.

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the Ethanol Division and for purchases of grain commodities for the Trading Division. Our primary sources of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $5,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. At September 30, 2020, we have approximately $15,000,000 available to draw on the Revolving Credit Loan to provide additional working capital. We will discuss the Declining Loan and Revolving Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations".

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2020. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2021. However, unforeseen circumstances may develop which could result in violations of our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products.  In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

Risks Related to our Trading Division

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
Risks Related to our Ethanol Division
Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2020 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Our Ethanol Division is not diversified.  While we do procure, transport and sell grain commodities through our Trading Division, our success depends largely on our ability to profitably operate our ethanol plant. We do not have other significant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains, corn oil and carbon dioxide or if economic or political factors adversely affect the market for ethanol, distillers grains, corn oil or carbon dioxide. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

    Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become noncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

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

    Demand for ethanol may not grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace and the EPA recently issued a final rule allowing the year-round sale of E15, there are still obstacles that could inhibit meaningful market penetration by E15.

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

If a substantial portion of our corn inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer. We may carry significant amounts of corn inventory in our Ethanol Division. The value of our inventories could decrease due to deterioration in the quality of our inventory due to damage, moisture, insects, disease or foreign material. If the quality of our corn inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly.

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

Increased use of fuel cells, plug-in hybrids and electric cars may lessen the demand for ethanol.  Automotive, industrial and power generation manufacturers have developed alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas, which has led to an increase in recharging stations which has made electric car technology more widely available. This additional competition from alternate sources could reduce the demand for ethanol, resulting in lower ethanol prices which could negatively impact our results of operations and financial condition.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. In addition, the EPA expanded its use of waivers to small refineries allowing those refineries to avoid their ethanol use requirements under the RFS resulting in decreased ethanol demand. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. The tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allows 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota currently is set to expire in December 2020. The impact of this tariff will be even greater should the rate tariff quota be allowed to expire.

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
In November 2008, the plant was substantially completed and plant operations commenced. The plant consists of the following buildings:

•A grains area, fermentation area, distillation - evaporation area;
•A dryer/energy center area;
•A tank farm;
•An auxiliary area; and
•An administration building.

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

ITEM 3. LEGAL PROCEEDINGS

Patent Infringement

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation ("GS CleanTech") filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that the Company's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech. GS CleanTech sought royalties and damages associated with the alleged infringement, as well as attorney's fees from the Company. On February 16, 2010, ICM, Inc. agreed to indemnify and defend the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system.

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

Motions for summary judgment were filed by the defendants, including the Company, and GS CleanTech. Meanwhile, GS CleanTech filed suit against another group of defendants which were joined with the MDL. On October 23,

2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. GS CleanTech and its attorneys filed a Notice of Appeal appealing the rulings on summary judgment. On March 2, 2020, the rulings were affirmed on appeal and a petition for a rehearing of the appeal was subsequently denied. The time to seek further appeal of the rulings has since expired. A motion for an award of attorney fees against the plaintiffs is currently pending.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Units

    As of November 18, 2020, we had approximately 14,606 membership units outstanding and approximately 1,232 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2019 1st	$9,500	$9,700	$9,600	2
2019 2nd	$—	$—	$—	—
2019 3rd	$—	$—	$—	—
2019 4th	$6,803	$7,212	$7,039	47
2020 1st	$6,800	$7,220	$6,992	39
2020 2nd	$6,000	$7,015	$6,632	26
2020 3rd	$5,000	$5,200	$5,080	18
2020 4th	$5,000	$5,500	$5,139	86

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2019 1st	$9,500	$13,000	$12,300	25
2019 2nd	$8,000	$9,800	$8,841	43
2019 3rd	$—	$—	$—	—
2019 4th	$7,000	$10,000	$8,223	20
2020 1st	$7,000	$8,000	$7,875	8
2020 2nd	$6,000	$8,000	$6,663	116
2020 3rd	$6,500	$6,500	$6,500	16
2020 4th	$5,000	$5,500	$5,292	52

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

    The following graph shows a comparison of cumulative total member return since September 30, 2015, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “Composite”) and the NASDAQ Clean Edge Green Energy Index (the "CELS"). The graph assumes $100 was invested in each of our units, the Composite and the CELS on September 30, 2015. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of the years ended September 30, 2018, 2017 and 2016 and the selected income statement data and other financial data for the years ended September 30, 2017 and 2016 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data for the years ended September 30, 2020 and 2019 and the selected income statement data and other financial data for the years ended September 30, 2020, 2019 and 2018 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

Statement of Operations Data:	2020	2019	2018	2017	2016
Revenues	$244,718,562	$260,669,352	$266,858,452	$228,496,827	$222,895,449

Cost Goods Sold	239,426,482	260,633,708	251,670,473	209,241,617	204,014,877

Gross Profit	5,292,080	35,644	15,187,979	19,255,210	18,880,572

Operating Expenses	6,773,264	6,938,893	6,778,756	5,520,971	5,233,634

Operating Income (Loss)	(1,481,184)	(6,903,249)	8,409,223	13,734,239	13,646,938

Other Income (Expense), Net	340,751	304,336	(778,158)	(309,615)	(125,143)

Net Income (Loss)	$(1,140,433)	$(6,598,913)	$7,631,065	$13,424,624	$13,521,795

Weighted Average Units Outstanding	14,606	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit	$(78)	$(452)	$522	$919	$926

Cash Distributions Per Unit	$150	$100	$950	$1,175	$1,630

Balance Sheet Data:	2020	2019	2018	2017	2016
Current Assets	$45,522,739	$50,122,788	$46,351,013	$50,139,370	$48,529,843

Net Property and Equipment	78,003,177	86,169,079	96,948,671	107,936,389	104,461,078

Other Assets	6,211,362	1,259,770	1,295,192	1,096,237	938,251

Total Assets	129,737,278	137,551,637	144,594,876	159,171,996	153,929,172

Current Liabilities	16,442,809	18,821,283	16,941,813	18,007,407	11,676,852

Long-Term Liabilities	4,347,119	6,451,671	7,314,867	14,581,758	11,932,063

Members' Equity	108,947,350	112,278,683	120,338,196	126,582,831	130,320,257

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

Results of Operations for the Fiscal Years Ended September 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$244,718,562	100.0	$260,669,352	100.0
Cost of Goods Sold	239,426,482	97.8	260,633,708	100.0
Gross Profit	5,292,080	2.2	35,644	—
Operating Expenses	6,773,264	2.8	6,938,893	2.7
Operating Loss	(1,481,184)	(0.6)	(6,903,249)	(2.7)
Other Income, net	340,751	0.1	304,336	0.1
Net Loss	$(1,140,433)	(0.5)	$(6,598,913)	(2.6)

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol production	$211,573,718	86.5%	$222,107,998	85.2%
Grain trading	33,144,844	13.5	38,561,354	14.8
Total Revenue	$244,718,562	100.0%	$260,669,352	100.0%

Ethanol Division

    The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$157,704,059	74.5%	$170,418,067	76.7%
Distillers Grains Sales	41,687,109	19.7	42,940,147	19.4
Corn Oil Sales	9,640,523	4.6	8,192,603	3.7
Carbon Dioxide Sales	493,500	0.2	504,237	0.2
Other Revenue	2,048,527	1.0	52,944	—
Total Revenues	$211,573,718	100.0%	$222,107,998	100.0%

Ethanol

    Our revenues from ethanol decreased for our fiscal year ended September 30, 2020, as compared to our fiscal year ended September 30, 2019. This decrease in revenues is primarily the result of a lower average price per gallon of ethanol sold and a decrease in gallons of ethanol sold for the fiscal year ended September 30, 2020, as compared to the same period in 2019. Revenue also includes the net gains or losses from derivatives related to the commodities purchase.

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2020, was approximately 4.9% lower than our average price per gallon of ethanol sold for the same period in 2019. Ethanol market prices have been lower as a result of an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers and trade barriers resulting from disputes with foreign governments. This was exacerbated by a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which caused ethanol stocks in the United States to become significantly high and prices to decrease dramatically. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in many areas and the summer driving season in the United States had a positive effect on ethanol prices towards the end of the period.

    Management anticipates that ethanol prices will be negatively effected as ethanol plants return to higher production levels due to improving operating conditions. Ethanol prices may also decrease if certain areas of the United States reinstate restrictions in response to the COVID-19 pandemic resulting in a decrease in fuel demand. Continued declines in ethanol exports due to decreased global fuel consumption in response to the COVID-19 pandemic or trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Finally, the granting of additional EPA waivers to small refiners could have a negative effect on ethanol prices.

    We experienced a decrease in ethanol gallons sold of approximately 2.7% for the fiscal year ended September 30, 2020, as compared to the same period in 2019 resulting primarily from decreased ethanol production rates. In March of 2020, we reduced our ethanol production rate by approximately 20% due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  However, beginning in May of 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the fiscal year ended September 30, 2020, as compared to the same period in 2019. This decrease in revenues is primarily the result of a decrease in tons of distillers grains sold for the period ended September 30, 2020, as compared to the same period in 2019. We experienced a decrease of approximately 7.3% in distillers grains tons sold in the fiscal year ended September 30, 2020, as compared to the same period in 2019 due to lower production.

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2020, increased by approximately 4.7% compared to the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a reduction in distillers grains supply due to some ethanol plants curtailing or shutting down ethanol production in response to poor economic conditions and lower corn stocks nearing the end of fiscal year ended September 30, 2020.

    Management anticipates that distillers grains prices will be negatively affected by an increase in distillers grains supply as operating conditions improve and ethanol plants increase production levels. In addition, trade barriers with foreign countries have had a negative effect on export demand in the past. If trade disputes with foreign countries such as China are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. Domestic demand for distillers grains could also decrease if end-users switch to lower priced alternatives.

Corn Oil

    Our revenues from corn oil sales increased by approximately 17.7% in the fiscal year ended September 30, 2020, as compared to the same period in 2019 which was mainly the result of increased volume of sales. We experienced an increase of

21.6% in pounds of corn oil sold during the fiscal year ended September 30, 2020, as compared to the same period in 2019 due to higher corn oil yield on average resulting in higher corn oil production for the period.

The average price per pound of corn oil sold for the fiscal year ended September 30, 2020, decreased by approximately 3.8% as compared to the same period in 2019. Lower prices in the early part of our 2020 fiscal year due to a surplus of corn oil in the market were only partially offset by higher prices because of a decrease in corn oil supply later in the period due to some ethanol plants reducing or shutting down production in response to poor economic conditions. The higher prices toward the end of the fiscal year also resulted from higher prices for soybean oil. Soybean oil is the primary competitor with distillers corn oil.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an increase in corn oil supply as operating conditions improve and ethanol plants increase production levels. However, the extension of the biodiesel tax credit by Congress could have a positive impact on demand and corn oil prices.

    We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$33,057,394	99.7%	$38,519,254	99.9%
Other Revenue	87,450	0.3	42,100	0.1
Total Revenues	$33,144,844	100.0%	$38,561,354	100.0%

Soybeans

    During the fiscal year ended September 30, 2020, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased for the fiscal year ended September 30, 2020, as a result of a decrease in bushels of soybeans sold of approximately 18.3% during the fiscal year ended September 30, 2020, as compared to the same period in 2019. The decrease in bushels of soybeans sold is primarily due to smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the fiscal year ended September 30, 2020.

    We also experienced an increase of approximately 5.3% in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2020, as compared to the same period in 2019 primarily due to smaller carryout for the 2019 harvest driving the remaining stock price higher. The presence of exports to China towards during the fiscal year ended September 30, 2020 was also a contributing factor to higher prices. The average price per bushel of soybeans sold was $9.17 based on sales of approximately 3,616,000 bushels for the fiscal year ended September 30, 2020.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 98.3% for the fiscal year ended September 30, 2020, as compared to approximately 100.4% for the same period in 2019. This decrease in cost of goods sold as a percentage of revenues was the result of decreased corn prices relative to the price of ethanol for the fiscal year ended September 30, 2020, as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2020, the bushels of corn we used to produce our ethanol, distillers grains and corn oil decreased by approximately 2.2% as compared to the same period in 2019. Less bushels were used in production due to lower overall ethanol production levels for the fiscal year ended September 30, 2020, compared to the same period in 2019. During the fiscal year ended September 30, 2020, our average price paid per bushel of corn decreased approximately 3.0% as compared to the same period in 2019 due primarily to concerns related to the COVID-19 pandemic.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost was lower during our fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019. This decrease in the cost of natural gas for the fiscal year ended September 30, 2020, as compared to the same period in 2019 was primarily the result of a decrease of approximately 11.0% in the average price per MMBTU of natural gas primarily due to plentiful supply and low demand. In addition, natural gas prices were lower towards the end of the period as a result of a reduction in the price of crude oil. We also used approximately 1.7% less natural gas for the fiscal year ended September 30, 2020, as compared to the same period in 2019 which was primarily due to lower ethanol production.

    Management expects that natural gas prices will be dependent upon the severity of the coming winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at September 30, 2020, to be approximately $1,453,000. During the year ended September 30, 2020, we have recorded an expense in cost of goods of $298,000. We accrue the estimated cost per railcar damages over the term of the lease.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$31,415,693	94.8%	$37,595,012	97.5%
Total Cost of Goods Sold	$31,415,693	94.8%	$37,595,012	97.5%

Soybeans

    During the fiscal year ended September 30, 2020, our cost was primarily the procurement of soybeans for sale. During the fiscal year ended September 30, 2020, our average price paid per bushel of soybeans was approximately 4.05% more as compared to the same period in 2019 due to concerns over a smaller crop and smaller ending stocks from the 2019 harvest. We also purchased 2.9% less bushels of soybeans during the fiscal year ended September 30, 2020, as compared to the same period in 2019. This is due primarily to a smaller 2019 crop to purchase coupled with a higher export demand.

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

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 2.8% for the fiscal year ended September 30, 2020, as compared to operating expenses of approximately 2.7% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. These expenses generally do not vary with the level of production at the plant; we expect our operating expenses to remain consistent with 2020 into and throughout our 2021 fiscal year.

Operating Loss

    Our loss from operations for the fiscal year ended September 30, 2020, was approximately 0.6% of our revenues compared to operating loss of approximately 2.7% of revenues for the same period in 2019. The decrease in operating loss for the fiscal year ended September 30, 2020, was primarily the result of decreased corn prices relative to the cost of ethanol.

Other Income

    We had other income of approximately 0.1% of revenues for the fiscal year ended September 30, 2020 and 2019, respectively. Other income for the fiscal year ended September 30, 2020, consisted primarily of insurance proceeds from the DDGS silo explosion being received in January 2020, partially offset by interest expense.

Results of Operations for the Fiscal Years Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenues	$260,669,352	100.0	$266,858,452	100.0
Cost of Goods Sold	260,633,708	100.0	251,670,473	94.3
Gross Profit	35,644	—	15,187,979	5.7
Operating Expenses	6,938,893	2.7	6,778,756	2.5
Operating Income (Loss)	(6,903,249)	(2.7)	8,409,223	3.2
Other Expense, net	304,336	0.1	(778,158)	(0.3)
Net Income (Loss)	$(6,598,913)	(2.6)	$7,631,065	2.9

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

Ethanol

    Our revenues from ethanol decreased for our fiscal year ended September 30, 2019, as compared to our fiscal year ended September 30, 2018. This decrease in revenues was primarily the result of a lower average price per gallon of ethanol sold for the fiscal year ended September 30, 2019 as compared to the same period in 2018.

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2019, was approximately 0.8% lower than our average price per gallon of ethanol sold for the same period in 2018. Ethanol prices were lower during the fiscal year ended September 30, 2019, due to increased industry-wide production which was in excess of demand. In addition, trade disputes with countries such as China, Mexico and the European Union and the imposition of tariffs on products produced in the United States have reduced export demand and had a negative effect on ethanol prices. Finally, ethanol prices were negatively impacted by the increase in the number of waivers granted by the EPA exempting certain refiners from compliance with the RFS.

    We experienced an increase in ethanol gallons sold of approximately 0.1% for the fiscal year ended September 30, 2019, as compared to the same period in 2018 resulting primarily from increased ethanol production rates due to completion of certain improvements during our 2016 and 2017 fiscal years. However, this increase was offset by lower ethanol production during our first quarter of 2019 due to a temporary plant shut down and decreased production rates related to an explosion in one of our distillers grains silos.

Distillers Grains

    Our revenues from distillers grains increased in the fiscal year ended September 30, 2019, as compared to the same period in 2018. This increase in revenues is primarily the result of an increase in tons of distillers grains sold for the period ended September 30, 2019, as compared to the same period in 2018. We experienced an increase of approximately 3.6% in distillers grains tons sold in the fiscal year ended September 30, 2019 as compared to the same period in 2018 due to higher demand and the ability to capitalize on some logistical market constraints. However, this increase was offset by lower ethanol production during our first quarter of 2019 which resulted in lower distillers grains production during the period.

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2019, decreased by approximately 2.3% compared to the average price per ton of distillers grains sold for the same period in 2018. This decrease in the market price of distillers grains was due to weak export demand from foreign markets due to international trade disputes combined with high industry-wide production which had a negative effect on distiller's grains prices.

    China has been a significant consumer of exported distillers grains. However, an anti-dumping investigation beginning in January of 2016 into distillers grains produced in the United States led to the imposition by China of preliminary anti-dumping and anti-subsidy duties on imports of ethanol produced in the United States in the fall of 2016 and a final ruling imposing even higher duties in January 2017. The investigation and imposition of these duties resulted in a decline in demand from China. In addition, trade disputes with countries such as China, Mexico and the European Union had a negative effect on export demand.

Corn Oil

    Our revenues from corn oil sales increased by approximately 2.1% in the fiscal year ended September 30, 2019, as compared to the same period in 2018. This increase is primarily the result of an increase in the average market price per pound of corn oil sold in the fiscal year ended September 30, 2019, as compared to the same period in 2018. The average price per pound of corn oil sold for the fiscal year ended September 30, 2019, increased by approximately 4.0% as compared to the same period in 2018 due primarily to the depressed state of prices in 2018.

    We experienced a decrease of 3.6% in pounds of corn oil sold during the fiscal year ended September 30, 2019, as compared to the same period in 2018 due to decreased oil extraction rates per bushel of corn due to lower corn oil yield on average resulting in lower corn oil production. In addition, we experienced lower ethanol production levels during our first quarter of 2019 which resulted in lower corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2019 and 2018:

	2019		2018
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$38,519,254	99.9%	$43,975,501	99.9%
Other Revenue	42,100	0.1	35,550	0.1
Total Revenues	$38,561,354	100.0%	$44,011,051	100.0%

Soybeans

    During the fiscal year ended September 30, 2019, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased during the fiscal year ended September 30, 2019, as compared to the same period in 2018. This decrease in revenues is the result of a decrease in bushels of soybeans sold of approximately 3.42% during the fiscal year ended September 30, 2019, as compared to the same period in 2018 resulting primarily from smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the fiscal year ended September 30, 2019.

    We also experienced a decrease in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2019, that was approximately 9.27% less than our average price per bushel of soybeans sold for the same period in 2018 primarily due to continued pressure from increased tariffs from China along with a plentiful harvest in the fall of 2018. The average price per bushel of soybeans sold was $8.71 based on sales of approximately 4,426,000 bushels for the fiscal year ended September 30, 2019.

Cost of Goods Sold

Ethanol Division

    Our Ethanol Division cost of goods sold as a percentage of its revenues was approximately 100.4% for the fiscal year ended September 30, 2019, as compared to approximately 94.1% for the same period in 2018. This increase in cost of goods sold as a percentage of revenues was the result of decreased ethanol prices relative to the price of corn for the fiscal year ended September 30, 2019, as compared to the same period in 2018. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2019, the bushels of corn we used to produce our ethanol, distillers grains and corn oil increased by approximately 1.1% as compared to the same period in 2018. More bushels were used in production because we produced more gallons of ethanol during the fiscal year ended September 30, 2019, as compared to the same period in 2018. During the fiscal year ended September 30, 2019, our average price paid per bushel of corn increased approximately 8.8% as compared to the same period in 2018 due primarily to concerns that the size of the crop would be negatively affected by substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest.

Natural Gas

    Our natural gas cost was lower during our fiscal year ended September 30, 2019, as compared to the fiscal year ended September 30, 2018. This decrease in the cost of natural gas for the fiscal year ended September 30, 2019 as compared to the same period in 2018 was primarily the result of a decrease of approximately 5.7% in the average price per MMBTU of natural gas due to an increase in natural gas stocks. We also used approximately 0.5% less natural gas for the fiscal year ended September 30, 2019, as compared to the same period in 2018 because of more efficient ethanol production.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. Prior to the year ending September 30, 2019, we believed ongoing repairs results in an insignificant future rehabilitation expense. During the year ending September 30, 2019, based on new information from the lessor, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Management estimated total costs to rehabilitate the cars at September 30, 2019, to be approximately $1,155,000. During the year ended September 30, 2019, we recorded an expense in cost of goods and a corresponding estimated long-term liability totaling 1,155,000. We accrue the estimated cost per railcar damages over the term of the lease.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2019 and 2018:

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Soybean	$37,595,012	97.5%	$42,062,458	95.6%
Total Revenue	$37,595,012	97.5%	$42,062,458	95.6%

Soybeans

    During the fiscal year ended September 30, 2019, our cost was primarily the procurement of soybeans for sale. During the fiscal year ended September 30, 2019, our average price paid per bushel of soybeans was approximately 9.80% less as compared to the same period in 2018 due to continued pressure from increased tariffs from China along with a plentiful harvest in the fall of 2018.

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 2.7% for the fiscal year ended September 30, 2019, as compared to operating expenses of approximately 2.5% of revenues for the same period in 2018. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. The increase was due primarily to the increased depreciation of Trading Division and property taxes for the fiscal year ended September 30, 2019. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain consistent with 2019 into and throughout our 2020 fiscal year.

Operating Income

    Our loss from operations for the fiscal year ended September 30, 2019, was approximately 2.7% of our revenues compared to operating income of approximately 3.2% of revenues for the same period in 2018. The decrease in operating income for the fiscal year ended September 30, 2019, was primarily the result of decreased ethanol prices relative to the cost of corn.

Other Income (Expense)

    We had other income of approximately 0.1% of revenues for the fiscal year ended September 30, 2019, as compared to other expense of approximately 0.3% of revenues for the same period in 2018. This increase in other income for the fiscal year ended September 30, 2019, was primarily a result of a net gain on the distillers grains silo insurance recovery of approximately $0.6 million and lower interest expense due to the Company paying off the Term Loan on August 22, 2018, therefore foregoing interest expense on that loan for our fiscal year ended September 30, 2019.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2020

    The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Current Assets	$45,522,739	$50,122,788
Current Liabilities	16,442,809	18,821,283
Long-term Liabilities	4,347,119	6,451,671
Members' Equity	108,947,350	112,278,683

    We experienced a decrease in our current assets at September 30, 2020 as compared to September 30, 2019. This decrease was primarily driven by a decrease in our cash, restricted cash and accounts receivable at September 30, 2020 compared to September 30, 2019. The reduction in cash was due to paying off the balance of the Grain Loadout Facility Loan during the fiscal year ended September 30, 2020. The reduction in restricted cash was because of the varying cash requirements with derivative trading counter-parties. Accounts receivable also decreased due the timing of rail shipments of ethanol and soybeans. These decreases were partially offset by an increase in inventories at September 30, 2020, as compared to September 30, 2019.

    We experienced a decrease in our current liabilities at September 30, 2020, as compared to September 30, 2019. This decrease is primarily due to the decrease in our grain accounts payable at September 30, 2020, as compared to September 30, 2019, which resulted from the timing of harvest for the fiscal year ended September 30, 2020, as compared to September 30, 2019. We also saw a decrease in current maturities of long-term debt due to paying off the balance of the Grain Loadout Facility Loan during the fiscal year ended September 30, 2020, which was partially offset by the addition of the current portion of the PPP Loan. This decrease in grain accounts payable and current maturities of long-term debt was partially offset by the recording of the current portion of the Operating Lease Liability during the fiscal year ended September 30, 2020, due to the implementation of ASC 842 as well as an increase in trade accounts payable.

    We experienced a decrease in our long-term liabilities as of September 30, 2020, as compared to September 30, 2019 as a result of paying off the Grain Loadout Facility loan during the fiscal year ended September 30, 2020. This decrease was partially offset by an increase in long-term liabilities due to recording a liability related to long-term portion of the Operating Lease Liability because of the implementation of ASC 842 as well as the addition of the long-term portion of the PPP Loan as of September 30, 2020.

Liquidity and Capital Resources

    We, and the ethanol industry as a whole, experienced adverse conditions throughout 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we reduced our ethanol production rate by approximately 20%.  However, as margins improved in May of 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  We continue to monitor

COVID-19 developments and the effect on demand for our products in order to determine whether future adjustments to production are warranted.

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional financing during our 2021 fiscal year. However, should the current unfavorable operating conditions in the ethanol industry worsen or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2020 and 2019

    The following table shows cash flows for the fiscal year ended September 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$5,736,271	$7,951,807
Net cash used for investing activities	(2,796,452)	(1,677,363)
Net cash used for financing activities	(8,059,957)	(3,478,316)
Net increase (decrease) in cash & restricted cash	(5,120,138)	2,796,128
Cash & restricted cash, beginning of period	$22,034,120	19,237,992
Cash & restricted cash, end of period	$16,913,982	$22,034,120

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2020, as compared to the same period in 2019. This decrease was primarily due to the amount of inventory on hand at the fiscal year ended September 30, 2020, as compared to the same period in 2019 coupled with changes in various working capital items, particularly a decrease in accounts receivable and an increase in accounts payable as of September 30, 2020.

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2020, as compared to the same period in 2019. This increase was primarily the result of capital expenditures for the fiscal year ended September 30, 2020, coupled with the receipt of funds in fiscal year ended September 30, 2019, from the acquisition account from Randolph County Redevelopment Commission of approximately $2,300,000 as compared to $0 in the fiscal year ended September 30, 2020.

Cash Flow used for Financing Activities

We used more cash for financing activities for the fiscal year ended September 30, 2020, as compared to the same period in 2019. This increase was the result of paying off the Grain Loadout Facility Loan that was partially offset by receipt of the PPP Loan in fiscal year ended September 30, 2020. More cash was also used in distributions to our members during the fiscal year ended September 30, 2020, as compared with the same period in 2019.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2020, we expect operations to generate adequate cash flows to maintain operations.

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

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2019, as compared to the same period in 2018. This decrease was due to net operating losses experienced during the fiscal year ended September 30, 2019, as compared to net operating income during the same period in 2018 coupled with changes in various working capital items, particularly an increase in accounts receivable as of September 30, 2019.

Cash Flow used for Investing Activities

We used less cash in investing activities for the fiscal year ended September 30, 2019, as compared to the same period in 2018. This decrease was primarily the result of the receipt of funds from the acquisition account from Randolph County Redevelopment Commission of approximately $2,300,000. This decrease was partially offset by increased amounts paid for construction in progress which were approximately $2,000,000 higher in 2019.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2019, as compared to the same period in 2018. This decrease was the result of less net repayment activity on long-term debt along with a decrease in distributions to our members during the fiscal year ended September 30, 2019, as compared with the same period in 2018.

Short and Long Term Debt Sources

    We have a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. We formerly had an additional loan called a Grain Loadout Facility Loan which was paid in full on August 24, 2020. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to "Item 8 - Financial Statements, Note 9 - Bank Financing" for additional details.
Declining Loan

    The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at September 30, 2020 was 3.13%. There were no borrowings outstanding on the Declining Loan at September 30, 2020 or September 30, 2019.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at September 30, 2020 was 3.06%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2020 or September 30, 2019.

Grain Loadout Facility Loan

    The Grain Loadout Facility Loan (formerly construction loan) was a term loan with a limit of $10,000,000. The Grain Loadout Facility Loan required monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment. Such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. There were borrowings in the amount of approximately $6,726,000 outstanding on the Grain Loadout Facility Loan at September 30, 2019. On August 24, 2020, we elected to pay the remaining balance due on the Grain Loadout Facility Loan and as such there were no borrowings outstanding on the Grain Loadout Facility Loan at September 30, 2020. During the fiscal year ended September 30, 2020, we have capitalized approximately $45,000 of interest related to the various improvement and construction projects. This compares with approximately $67,000 capitalized in the same period ended September 30, 2019. Due to our payment in full, the Grain Loadout Facility Loan terminated and there is currently no credit availability on this loan.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2020. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2020. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Paycheck Protection Program Loan

    In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore management anticipates that the loan will be substantially forgiven.  To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed. As of September 30, 2020, we had not requested nor recognized any forgiveness of the Paycheck Protection Program Loan.

Capital Improvements

    The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate. These improvements include updates to our corn oil loadout racks, an additional ethanol loadout skid and other small miscellaneous projects. We are also investing in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and our existing debt facilities. We anticipate completion of this project in the first half of fiscal 2021.

    In addition, we added an additional flat storage building to replace our distillers grains silo that was damaged in a DDGS silo explosion in November 2018. The flat storage cost totaled approximately $1,700,000 which was funded with insurance proceeds along with funds from operations and our existing debt facilities. The flat storage was put into service in June 2020.

Development Agreement

    In September 2007, we entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money we pay toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. We do not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the fiscal year ended September 30, 2020, no amounts were refunded to the Company and used to offset costs of capital expenditures. During the fiscal year ended September 30, 2019, approximately $2.3 million was refunded to the Company and used to offset capital expenditures.

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

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2020:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$871,886	$287,821	$584,065	$—	$—
Operating Lease Obligations	5,200,182	2,819,680	2,380,502	—	—
Purchase Obligations	36,597,282	35,022,435	1,574,847	—	—
Total Contractual Cash Obligations	$42,669,350	$38,129,936	$4,539,414	$—	$—

    The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the Paycheck Protection Program Loan. The operating lease obligations in the table above include our hopper and tank railcars and forklift lease obligations as of September 30, 2020. Purchase obligations consist of forward contracted corn and soybean deliveries and forward contracted natural gas purchases.

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

    We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2020 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

    As of September 30, 2020, we have open short (selling) positions for 9,451,418 bushels of corn and long (buying) positions for 4,205,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 18,690,000 gallons of ethanol and long (buying) positions of 5,670,000 gallons of ethanol on the Chicago Board of Trade. We also have open short (selling) positions for 2,091,854 bushels of soybeans and long (buying) positions of 250,000 bushels of soybeans on the

Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol and soybean positions are forecasted to settle through July 2023, December 2020 and November 2021, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

    We enter into forward contracts for grain purchases and natural gas to supply the two divisions. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to contracts in place at September 30, 2020. Our estimates include various assumptions including the future prices of ethanol, distillers grains, corn, natural gas and soybeans.

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon return of each car at the termination of the lease. We have estimated total costs to rehabilitate the cars at September 30, 2020, to be approximately $1,452,600. This is based on our estimate of incurred damages as of the end of the fiscal year, on expected total car damages at the lease termination, and upon damage claims charged to industry peers with similar leasing arrangements. During the year ended September 30, 2020, we have recorded an expense in cost of goods sold of $298,000. We accrue the estimated cost of damage to the rail cars over the term of the lease, but because the actual cost is not finalized until the lease termination, it is reasonably possible that there will be a change in the estimate in the future.

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

Interest Rate Risk

Our Declining Loan, Revolving Credit Loan and our Grain Loadout Facility Loan, which was paid in full on August 24, 2020, all bear variable interest rates. However, there were no borrowings outstanding on the Declining Loan, Revolving Credit Loan or Grain Loadout Facility Loan at September 30, 2020.

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

    At September 30, 2020, we had a net short position of 13,020,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through December 2020, a net short (selling) position of 5,246,418 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through July 2023. At September 30, 2020, we had a net short (selling) position of 1,841,854 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2020, we also had entered into certain forward purchase contracts for soybeans at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Corn Derivative Contracts	$2,196,868	$(2,035,159)	$1,994,778
Ethanol Derivative Contracts	(5,484,019)	467,160	(700,074)
Natural Gas Derivative Contracts	—	23,354	165,590
Soybean Derivative Contracts	(279,131)	628,652	3,495,818
Soybean Forward Purchase and Sales Contracts Derivatives	970,344	1,509,539	(1,344,332)
Totals	$(2,595,938)	$593,546	$3,611,780

    At September 30, 2020, we had forward corn purchase contracts at various fixed prices for various delivery periods through July 2023 for approximately 5.4% of our expected production needs for the next 34 months. At September 30, 2020, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2020 for approximately 37.4% of expected production for the next 3 months and forward corn oil contracts at various prices for various delivery periods through December 2021 for approximately 63.89% of expected production for the next 15 months. Also, at September 30, 2020, we had forward natural gas contracts for approximately 82.6% of expected purchases for the next P13M months at various prices for various delivery periods through October 2021. We had no forward ethanol sales contracts at fixed prices as of September 30, 2020.

    We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2020, the Company had soybean forward purchase and sales contracts at various fixed prices for various delivery periods through November 2021 for approximately 25.2% of its anticipated trading volume of that commodity for the next 14 months.

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
A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2020 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2020	Approximate Adverse Change to Income
Natural Gas	280,000	MMBTU	10%	$50,960
Ethanol	135,000,000	Gallons	10%	$18,495,000
Corn	25,387,665	Bushels	10%	$9,571,150
DDGs	293,470	Tons	10%	$4,695,520
Corn Oil	6,303,074	Pounds	10%	$182,789
Soybeans-Purchase	3,528,221	Bushels	10%	$3,514,108
Soybeans-Sale	4,370,000	Bushels	10%	$4,439,920

    For comparison purposes, the results of our sensitivity analysis as of September 30, 2019, were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2019	Approximate Adverse Change to Income
Natural Gas	—	MMBTU	10%	$—
Ethanol	135,000,000	Gallons	10%	$21,195,000
Corn	38,923,999	Bushels	10%	$16,270,232
DDGs	298,385	Tons	10%	$4,028,198
Corn Oil	28,492,820	Pounds	10%	$712,321
Soybeans - purchase	4,382,866	Bushels	10%	$3,817,476
Soybeans - Sale	4,999,701	Bushels	10%	$4,414,736

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC (the Company) as of September 30, 2020 and 2019, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Boulay PLLP
Minneapolis, Minnesota
November 18, 2020

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2020	September 30, 2019

Current Assets
Cash	$12,950,558	$15,670,696
Restricted cash	3,963,424	6,363,424
Trade accounts receivable	9,174,937	12,824,985
Miscellaneous receivables	813,060	1,380,649
Inventories	17,318,700	13,439,808
Prepaid and other current assets	186,761	130,464
Futures & options derivatives	—	221,947
Forward purchase/sales derivatives	1,115,299	90,815
Total current assets	45,522,739	50,122,788

Property, Plant, and Equipment
Land and land improvements	22,522,222	22,507,849
Plant and equipment	157,826,345	156,159,960
Building	8,715,364	7,018,061
Office equipment	915,758	915,758
Vehicles	31,928	31,928
Construction in process	738,689	1,031,021
	190,750,306	187,664,577
Less accumulated depreciation	(112,747,129)	(101,495,498)
Property, Plant, and Equipment, Net	78,003,177	86,169,079

Other Assets
Operating lease right of use asset, net	4,951,592	—
Investment	1,259,770	1,259,770
Total other assets	6,211,362	1,259,770

Total Assets	$129,737,278	$137,551,637

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2020	September 30, 2019

Current Liabilities
Contract liability	$15,000	$—
Accounts payable	4,154,598	2,712,760
Accounts payable - grain	5,673,785	10,624,278
Accrued expenses	1,407,746	1,249,467
Due to broker	—	1,589,324
Futures & options derivatives	2,051,928	1,045,113
Forward purchase/sales derivatives	225,909	171,770
Operating lease liability current	2,638,003	—
Current maturities of long-term debt	275,840	1,428,571
Total current liabilities	16,442,809	18,821,283

Long-Term Liabilities
Long-term debt, net of current maturities	580,825	5,297,151
Operating lease long-term liabilities	2,313,694	—
Liability for railcar rehabilitation costs	1,452,600	1,154,520
Total long-term liabilities	4,347,119	6,451,671

Commitments and Contingencies	—	—

Members’ Equity
Member contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	38,035,137	41,366,470
Total members' equity	108,947,350	112,278,683

Total Liabilities and Members’ Equity	$129,737,278	$137,551,637

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018

Revenues	$244,718,562	$260,669,352	$266,858,452

Cost of Goods Sold	239,426,482	260,633,708	251,670,473

Gross Profit	5,292,080	35,644	15,187,979

Operating Expenses	6,773,264	6,938,893	6,778,756

Operating Income (Loss)	(1,481,184)	(6,903,249)	8,409,223

Other Income (Expense)
Interest expense	(180,348)	(358,950)	(858,725)
Miscellaneous income	521,099	663,286	80,567
Total	340,751	304,336	(778,158)

Net Income (Loss)	$(1,140,433)	$(6,598,913)	$7,631,065

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(78)	$(452)	$522

Distributions Per Unit	$150	$100	$950

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities
Net income (loss)	$(1,140,433)	$(6,598,913)	$7,631,065
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	11,251,736	11,242,289	11,624,076
Change in fair value of commodity derivative instruments	258,417	(679,052)	1,562,186
Loss (gain) on disposal of fixed asset	—	1,218	(9,560)
Loss of abandonment of equipment - ethanol division	—	1,197,917	—
Non-cash dividend income	—	—	(198,955)
Investment redemption	—	35,422	—
Change in operating assets and liabilities:

Trade accounts receivables	3,650,048	(3,285,978)	5,467,086
Miscellaneous receivable	567,589	(860,928)	(135,213)
Inventories	(3,878,892)	3,112,792	(1,947,625)
Prepaid and other current assets	(56,297)	40,489	82,838
Contract liability	15,000	—	—
Accounts payable	1,152,561	16,713	165,294
Accounts payable-grain	(4,950,493)	1,026,456	1,219,727
Accrued expenses	158,279	(40,462)	(91,805)
Liability for railcar rehabilitation costs	298,080	1,154,520	—
Due to broker	(1,589,324)	1,589,324	—
Net cash provided by operating activities	5,736,271	7,951,807	25,369,114

Cash Flows from Investing Activities
Capital expenditures	(14,372)	—	(118,953)
Payments for construction in process	(2,782,080)	(3,981,163)	(1,955,484)
Proceeds from sale of equipment	—	3,800	10,000
Development agreement funds received for capital expenditures	—	2,300,000	—
Net cash used for investing activities	(2,796,452)	(1,677,363)	(2,064,437)

Cash Flows from Financing Activities
Distributions paid	(2,190,900)	(1,460,600)	(13,875,700)
Proceeds from line of credit	—	5,541,948	10,349,708
Repayment on line of credit	—	(5,541,948)	(10,349,708)
Proceeds from long-term debt	856,665	—	3,524,048
Payments on long-term debt	(6,725,722)	(2,017,716)	(13,112,194)
Net cash used for financing activities	(8,059,957)	(3,478,316)	(23,463,846)

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Net Increase (Decrease) in Cash and Restricted Cash	(5,120,138)	2,796,128	(159,169)

Cash and Restricted Cash – Beginning of Period	22,034,120	19,237,992	19,397,161

Cash and Restricted Cash – End of Period	$16,913,982	$22,034,120	$19,237,992

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$12,950,558	$15,670,696	$17,989,013
Restricted Cash - Balance Sheet	3,963,424	6,363,424	1,248,979
Cash and Restricted Cash	$16,913,982	$22,034,120	$19,237,992

Supplemental Cash Flow Information
Interest paid	$259,451	$436,196	$883,972

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs included in accrued expenses and accounts payable	$301,724	$12,447	$23,643
Construction period interest capitalized in property, plant and equipment	$44,927	$67,231	$14,912

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

	Member	Retained
	Contributions	Earnings
Balance - September 30, 2017	$70,912,213	$55,670,618

Net income for year ended September 30, 2018	—	7,631,065

Members Distributions	—	(13,875,700)

Balance - September 30, 2018	70,912,213	49,425,983

Net loss for year ended September 30, 2019	—	(6,598,913)

Members Distributions	—	(1,460,600)

Balance - September 30, 2019	70,912,213	41,366,470

Net loss for year ended September 30, 2020	—	(1,140,433)

Member Distributions	—	(2,190,900)

Balance - September 30, 2020	$70,912,213	$38,035,137

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2020, 2019 and 2018, the Company produced approximately 129,100,000, 130,700,000 and 130,500,000 gallons of ethanol, respectively.

In addition, the Company procures, transports, and sells grain commodities through grain operations (the "Trading Division").

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

•Ethanol Production Division. Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

•Trading Division. The Company has a grain loading facility within the Company's single site to buy, hold and sell inventories of agricultural grains, primarily soybeans. The Company performs no additional processing of these grains, unlike the corn inventory the Company holds and uses in ethanol production. The activities of buying, selling and holding of grains other than for ethanol and co-product production comprise this financial reporting segment.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives, inventories, patronage equities, long-lived assets, liability for railcar rehabilitation costs and inventory purchase commitments. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
records the cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available upon request when there is a margin excess, the Company considers this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2020 and 2019, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at September 30, 2020 and 2019. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the fiscal years ending September 30, 2020 and September 30, 2019.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
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

•Ethanol. The Company sells its ethanol via a marketing agreement with Murex, LLC. Murex buys one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Murex and the Company. Murex then provides a schedule of deliveries required and an order for each rail car or tankers needed to fulfill their commitment with the end user. These are individual performance obligations of the Company. The marketing agreement calls for control and title to pass when the delivery vehicle is filled. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and insurance.

•Distillers grains. The Company engages another third-party marketing company, CHS, Inc. to sell one hundred percent of the distillers grains it produces at the plant. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales.

•Distillers corn oil (corn oil). The Company sells its production of corn oil directly to commercial customers. The customer is provided with a delivery schedule and pick up orders representing performance obligations are fulfilled when the customer's driver picks up the scheduled load. The price is agreed upon at the time each contract is made, and the Company recognizes revenue at the time of delivery at that price.

•Carbon dioxide. The Company sells a portion of the carbon dioxide it produces to a customer that maintains a plant on-site for a set price per ton. Delivery is defined as transference of the gas from our stream to their plant.

•Soybeans and other grains. The Company sells soybeans exclusively to commercial mills, processors or grain traders. Contracts are negotiated directly with the parties at prices based on negotiated prices.

•Other. The Company engaged in ethanol sales to be processed for sanitizer during the fiscal year ended September 30, 2020 as a result of a direct domestic need from COVID-19. The Company has since discontinued ethanol for sanitizer sales.

Cost of Goods Sold

Cost of goods sold include corn, trading division grains, natural gas and other components which includes processing ingredients, electricity, railcar maintenance, depreciation of ethanol production fixed assets and wages, salaries and benefits of production personnel.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
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

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring and nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs are unobservable inputs for the asset or liability used to measure fair values to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, restricted cash, trade accounts receivable, miscellaneous accounts receivable, accounts payable, accounts payable-grain, contract liability and accrued expenses approximates fair value at September 30, 2020 and 2019 due to the short maturity nature of these instruments. The fair value of derivative instruments, Trading Division inventory, and debt is disclosed in Note 8.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2020, 2019, or 2018 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2020 or 2019.

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

Income Taxes

Cardinal Ethanol LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2020 or 2019. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2016, the Company is no longer subject to U.S. Federal income tax examinations.

Recently Issued or Adopted Accounting Pronouncements

Accounting for Leases (Adopted)

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for leases under Accounting Standards Codification 842 (“ASC 842”). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 10 for further information.

2. REVENUE

Adoption of ASC Topic 606

On October 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There were no adjustments to the October 1, 2018 balance sheet for the adoption of the new revenue standard. As such,

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the statements of operations or balance sheets as of and for the fiscal years ended September 30, 2020 and 2019.

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source:

Fiscal Year Ended September 30, 2020

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$157,704,059	$—	$157,704,059
Distillers' Grains	41,687,109	—	41,687,109
Corn Oil	9,640,523	—	9,640,523
Carbon Dioxide	493,500	—	493,500
Other Revenue	2,048,527	87,450	2,135,977
Total revenues from contracts with customers	211,573,718	87,450	211,661,168

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	33,057,394	33,057,394
Total revenues from contracts accounted for as derivatives	—	33,057,394	33,057,394
Total Revenues	$211,573,718	$33,144,844	$244,718,562

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
Fiscal Year Ended September 30, 2019

	Ethanol Production	Grain Trading	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$170,418,067	$—	$170,418,067
Distillers' Grains	42,940,147	—	42,940,147
Corn Oil	8,192,603	—	8,192,603
Carbon Dioxide	504,237	—	504,237
Other Revenue	52,944	42,100	95,044
Total revenues from contracts with customers	222,107,998	42,100	222,150,098

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	38,519,254	38,519,254
Total revenues from contracts accounted for as derivatives	—	38,519,254	38,519,254
Total Revenues	$222,107,998	$38,561,354	$260,669,352

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

3. CONCENTRATIONS

Two major customers accounted for approximately 91% and 92% of the outstanding accounts receivable balance at September 30, 2020 and September 30, 2019, respectively. These same two customers also accounted for approximately 81% of revenue for the year ended September 30, 2020 and 82% and 80% of revenue for each of the years ended September 30, 2019, and 2018, respectively.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2020 and 2019 are as follows:

	2020	2019
Financial statement basis of assets	$129,737,278	$137,551,637
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(61,868,066)	(69,437,507)
Book to tax derivative instruments	—	(234,875)
Book to tax operating lease right of use asset	(4,951,593)	—
Capitalized inventory	140,000	140,000
Income tax basis of assets	$65,034,229	$69,995,865

Financial statement basis of liabilities	$20,789,928	$25,272,954
Book to tax derivative instruments	(2,051,929)	(1,058,041)
Book to tax operating lease liability	(4,951,697)	—
Accrued employee benefits	(349,719)	(425,997)
Accrued Rail Car Rehabilitation Costs	(1,452,600)	(1,154,520)
Income tax basis of liabilities	$11,983,983	$22,634,396

5. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2020 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
February 18, 2020	$150	$2,190,900	February 2020
Totals	$150	$2,190,900

Distribution dates and amounts for the fiscal year ended September 30, 2019 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 30, 2019	$100	$1,460,600	May 2019
Totals	$100	$1,460,600

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
Distribution dates and amounts for the fiscal year ended September 30, 2018 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 21, 2017	$400	$5,842,400	December 2017
February 20, 2018	200	2,921,200	February 2018
May 15, 2018	100	1,460,600	June 2018
August 21, 2018	250	3,651,500	August 2018
Totals	$950	$13,875,700

6.  INVENTORIES

Inventories consist of the following as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Ethanol Division:
Raw materials	$2,465,782	$5,457,534
Work in progress	1,508,084	1,639,946
Finished goods	3,833,939	1,657,065
Spare parts	3,523,781	3,259,165
Ethanol Division Subtotal	$11,331,586	$12,013,710
Trading Division:
Grain inventory	$5,987,114	$1,426,098
Trading Division Subtotal	5,987,114	1,426,098
Total Inventories	$17,318,700	$13,439,808

The Company had a net realizable value write-down of ethanol inventory of approximately $10,000 and $105,000 for the years ended September 30, 2020 and 2019, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2020, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through July 2023 for approximately 5.4% of expected production needs for the next 34 months. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2020 and September 30, 2019. At September 30, 2020, the Company has forward natural gas purchase contracts for approximately 82.6% of expected usage for the next 13 months at various prices for various delivery periods through October 2021. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2020. The Company did have dried distiller grains sales contracts for approximately 37.4% of expected production for the next 3 months through December 2020. The Company had forward corn oil sales contracts for approximately 63.89% of expected production for the next 15 months at various fixed prices for various delivery periods through December 2021. Also, the Company purchased corn from a related party during the year totaling approximately $829,000.

At September 30, 2020, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through November 2021 for approximately 25.2% of its anticipated trading volume of that commodity for the next 14 months. Also, the Company purchased soybeans from a related party during the year totaling approximately $47,000.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
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

At September 30, 2020, the Ethanol Division had a net short (selling) position of 5,246,418 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. The Ethanol Division had a net long (buying) position of 1,228,382 bushels of corn under derivative contracts as of September 30, 2019. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through July 2023 as of September 30, 2020. The Ethanol Division had a net short (selling) position of 13,020,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales as of September 30, 2020. The Ethanol Division had a net short (selling) position of 1,050,000 gallons of ethanol under derivative contracts as of September 30, 2019. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2020, as of September 30, 2020. These derivatives have not been designated as effective hedges for accounting purposes.

At September 30, 2020, the Trading Division had a net short (selling) position of 1,841,854 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its Trading Division. The Trading Division had a short (selling) position of 464,916 bushels of soybeans under derivative contracts as of September 30, 2019.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2020:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol futures and options contracts	Futures & Options Derivatives	$—	$666,571
Corn futures and options contracts	Futures & Options Derivatives	$—	$740,993
Soybean futures and options contracts	Futures & Options Derivatives	$—	$644,364
Soybean forward purchase and sales contracts	Forward Purchase/Sales Derivatives	$1,115,299	$225,909

As of September 30, 2020 the Company had approximately $4,000,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by two brokers.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2019:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Futures & Options Derivatives	$—	$81,900
Corn futures and options contracts	Futures & Options Derivatives	$—	$963,213
Soybean futures and options contracts	Futures & Options Derivatives	$221,947	$—
Soybean forward purchase contracts	Forward Purchase/Sale Derivatives	$90,815	$171,770

As of September 30, 2019 the Company had approximately $6,363,000 of cash collateral (restricted cash) and due to broker of approximately $1,589,000 related to ethanol, corn, and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2020:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$(5,484,019)
Corn Futures and Options Contracts	Cost of Goods Sold	2,196,868
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—
Soybean Futures and Options Contracts	Cost of Goods Sold	(279,131)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	970,344
Totals		$(2,595,938)

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2019:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$467,160
Corn Futures and Options Contracts	Cost of Goods Sold	(2,035,159)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	23,354
Soybean Futures and Options Contracts	Cost of Goods Sold	628,652
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	1,509,539
Totals		$593,546

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended ended September 30, 2018:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$(700,074)
Corn Futures and Options Contracts	Cost of Goods Sold	1,994,778
Natural Gas Futures and Options Contracts	Cost of Goods Sold	165,590
Soybeans Futures and Options Contracts	Cost of Goods Sold	3,495,818
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(1,344,332)
Totals		$3,611,780

8. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(740,993)	$(740,993)	$(718,333)	$(22,660)	$—
Ethanol Futures and Options Contracts	$(666,571)	$(666,571)	$(666,571)	$—	$—
Soybean Futures and Options Contracts	$(644,364)	$(644,364)	$(525,753)	$(118,611)	$—
Soybean Forward Purchase Contracts	$889,390	$889,390	$—	$889,390	$—
Soybean Inventory	$5,987,114	$5,987,114	$—	$5,987,114	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(963,213)	$(963,213)	$2,685,231	$(3,648,444)	$—
Ethanol Futures and Options Contracts	$(81,900)	$(81,900)	$(81,900)	$—	$—
Soybean Futures and Options Contracts	$221,947	$221,947	$234,875	$(12,924)	$—
Soybean Forward Purchase Contracts	$(80,955)	$(80,955)	$—	$(80,955)	$—
Soybean Inventory	$1,426,098	$1,426,098	$—	$1,426,098	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
We determine the fair value of corn and soybean futures and options level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2020 and 2019.

The Company believes the fair value of it's long-term debt at September 30, 2020 and 2019 approximated the carrying value of approximately $857,000 and $6,726,000 respectively. Fair value was estimated using estimated market interest rates at September 30, 2020 and 2019, which are considered to be level 2 inputs. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

9.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan. The Company formerly had an additional loan called the Grain Loadout Facility Loan which was paid in full on August 24, 2020. In exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Declining Loan and the Grain Loadout Facility Loan each have interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates. The Company amended the loan agreement effective as of February 28, 2020, to extend the termination date of the Revolving Credit Loan from February 28, 2020 to February 28, 2021. In addition, a process was added for the parties to agree upon a new interest rate index and margin in the event that the LIBOR rate is unavailable or unreliable. The Company also added a debt service coverage ratio which is applied in lieu of the fixed charge coverage ratio if working capital is equal to or more that $23,000,000.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 and such amount is available for working capital purposes. There were no borrowings outstanding on the Declining Loan at September 30, 2020 or at September 30, 2019. The interest rate on the Term Loan is based on the 3-month LIBOR plus two hundred ninety basis points. The interest rate on the Declining Loan at September 30, 2020 and 2019 were 3.13% and 5.00%, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate at September 30, 2020 and 2019 was 3.06% and 5.01%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2020 or September 30, 2019, respectively.

Grain Loadout Facility Loan

The Grain Loadout Facility Loan (formerly Construction Loan) had a limit of $10,000,000. The interest rate on the Grain Loadout Facility Loan at September 30, 2020 and 2019 was 3.25% and 5.04%, respectively. There were borrowings in the amount of approximately $0 and $6,726,000 on the Grain Loadout Facility Loan at at September 30, 2020 and September 30, 2019, respectively. The principal balance on the Construction Loan of $10,000,000 was converted to term debt effective December 31, 2017. The Grain Loadout Facility Loan required monthly installment payments of principal of approximately $119,000 plus interest accrued in arrears from the date of the last payment, such payments commenced on February 1, 2018, with a final maturity date of February 28, 2023. In August 2020, the Company elected to pay the remaining balance of this loan and made the payment on August 24, 2020. During the fiscal year ended September 30, 2020, the Company has capitalized

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
$45,000 of interest related to the various improvement and construction projects. This compares with $67,000 capitalized in the same period ended September 30, 2019.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000.

Paycheck Protection Program Loan

On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore, anticipates that the loan will be substantially forgiven and is expected to record as a component of miscellaneous income once forgiveness has been granted. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over eighteen months beginning six months after the loan is executed. The Company intends to use the entire loan amount for qualifying expenses and to apply for forgiveness of the loan. However, no assurance is provided that the Company will obtain forgiveness in whole or in part. To obtain full or partial forgiveness of the Paycheck Protection Program Loan, the Company must request such forgiveness and provide sufficient documentation. As of September 30, 2020, the Company had not recognized any forgiveness of the Paycheck Protection Program Loan.

Long-term debt, as discussed above, consists of the following at September 30, 2020:

Paycheck Protection Program Loan	$856,665
Less amounts due within one year	275,840
Net long-term debt	$580,825

The estimated maturities of long-term debt at September 30, 2020 are as follows:

October 1, 2020 to September 30, 2021	$275,840
October 1, 2021 to September 30, 2022	572,409
October 1, 2022 to September 30, 2023	8,416
Total long-term debt	$856,665

10. LEASES

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

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
discount rate for each lease in determining the present value of lease payments. At September 30, 2020, the Company’s weighted average discount rate was 5%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2020, the weighted average remaining lease term was 2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities at September 30, 2020:

For the Fiscal Year Ending September 30,
2021	$2,819,680
2022	$2,060,622
2023	$319,880
Totals	5,200,182
Amount representing interest	248,485
Lease liabilities	$4,951,697

At September 30, 2020, the Company recorded operating lease costs of approximately $2,331,000 against ethanol revenue and $918,000 in cost of goods sold in the Company’s statement of operations. At September 30, 2019, the Company recorded operating lease costs of approximately $2,270,000 against ethanol revenue and 957,000 in cost of goods sold in the Company's statement of operations.

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

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Company management has estimated total costs to rehabilitate the cars at September 30, 2020, to be approximately $1,453,000. During the year ended September 30, 2020, the Company has

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
recorded an expense in cost of goods totaling $298,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. The Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the year ended September 30, 2020, approximately no amounts were refunded to the Company and used to offset costs of capital expenditures. During the fiscal year ended September 30, 2019, approximately $2.3 million was refunded to the Company and used to offset capital expenditures.

Tax abatement

In October 2006, the real estate on which the plant was developed was determined to be an economic revitalization area, which qualified the Company for tax abatement. The abatement period is for a 10 year term, with an effective date beginning calendar year end 2009 for the property taxes payable in calendar year 2010. The program allows for 100% abatement of property taxes beginning in year 1, and then decreases on a ratable scale so that in year 11 the full amount of property taxes are due and payable. The Company must apply annually and meet specified criteria to qualify for the abatement program.

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company agreed to supply raw carbon dioxide to the plant at a rate sufficient for production of 150 tons of liquid carbon dioxide per day and receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company is to be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company shall be paid for a new minimum of 98,700 tons each year or $493,500 annually. On November 26, 2019, the Company sent written notice of termination of the agreement which was to be effective on June 1, 2020. However, due to disruptions related to COVID-19, the Company agreed to rescind the termination and extend the agreement one year to June 1, 2021. The Company is currently negotiating for the extension of the agreement beyond that date under new terms.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019
uncertainties in the settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.

Patent Infringement

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system infringed its patent. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. On March 2, 2020, the rulings were affirmed on appeal and a petition for a rehearing of the appeal was denied. The time to seek further appeal of the rulings has expired. A motion for an award of attorney fees against the plaintiffs is currently pending.

12. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $121,000, $103,000 and $119,000 to the defined contribution plan during the years ended September 30, 2020, 2019 and 2018, respectively.

13. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 64% of total revenues and corn costs average 69% of total cost of goods sold.

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

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20% in April 2020. As margins improved in May of 2020, the Company began increasing its ethanol production rate to approximately 135 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Revenue:
Ethanol production	$211,573,718	$222,107,998	$222,847,401
Grain trading	33,144,844	38,561,354	44,011,051
Total Revenue	$244,718,562	$260,669,352	$266,858,452

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Gross Profit (Loss):
Ethanol production	$3,562,929	$(930,698)	$13,239,386
Grain trading	1,729,151	966,342	1,948,593
Total Gross Profit	$5,292,080	$35,644	$15,187,979

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Operating Income (Loss):
Ethanol production	$(1,941,363)	$(6,600,619)	$7,234,593
Grain trading	460,179	(302,630)	1,174,630
Total Operating Loss	$(1,481,184)	$(6,903,249)	$8,409,223

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2020 and 2019

	September 30, 2020	September 30, 2019
Grain Inventories:
Ethanol production	$2,465,782	$5,457,534
Grain trading	5,987,114	1,426,098
Total Grain Inventories	$8,452,896	$6,883,632

	September 30, 2020	September 30, 2019
Total Assets:
Ethanol production	$111,774,989	$124,310,575
Grain trading	17,962,289	13,241,062
Total Assets	$129,737,278	$137,551,637

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2020
Revenues	$63,736,851	$67,278,692	$51,252,061	$62,450,958
Gross profit (loss)	2,988,044	(4,221,538)	1,657,936	4,867,638
Operating income (loss)	1,293,302	(6,147,899)	67,815	3,305,598
Net income (loss)	1,638,760	(6,200,182)	35,096	3,385,893
Basic and diluted earnings (loss) per unit	$112	$(424)	$2	$232

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2019
Revenues	$50,134,468	$64,371,953	$63,665,456	$82,497,475
Gross profit (loss)	(860,393)	1,964,202	1,078,038	(2,146,203)
Operating income (loss)	(2,601,170)	28,308	(513,297)	(3,817,090)
Net loss	(2,670,045)	(61,461)	(5,727)	(3,861,680)
Basic and diluted loss per unit	$(183)	$(4)	$—	$(265)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2018
Revenues	$55,855,489	$65,712,336	$71,197,328	$74,093,297
Gross profit	3,401,352	3,142,752	4,112,343	4,531,533
Operating income	1,762,604	1,455,485	2,245,623	2,945,516
Net income	1,604,508	1,248,869	2,013,668	2,764,025
Basic and diluted earnings per unit	$110	$85	$138	$189

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey L. Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2020 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2021 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2020 fiscal year. This proxy statement is referred to in this report as the 2021 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is incorporated by reference from the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 42 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)    Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.1A	Name Change Amendment		Exhibit 3.1A to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
3.2A	First Amendment to the Second Amended and Restated Operating Agreement dated February 20, 2018		Exhibit 3.1 to the registrant's Form 10-K filed with the Commission on May 8, 2018
4.1	Form of Membership Unit Certificate.		Exhibit 4.1 to the registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
4.2	Description of Membership Units contained within Registrant's Registration Statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006		Registrant's registration statement on Form SB-2 (Commission File 333-131749) filed on February 10, 2006.
10.1	Distiller's Grain Marketing Agreement dated December 13, 2006 between Cardinal Ethanol, LLC and Commodity Specialist Company.		Exhibit 10.19 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.2	Ethanol Purchase and Sale Agreement dated December 18, 2006 between Cardinal Ethanol, LLC and Murex N.A., Ltd.		Exhibit 10.21 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.3	Letter of Credit Promissory Note and Continuing Letter of Credit Agreement dated December 19, 2006 between Cardinal Ethanol, LLC and First National Bank of Omaha.		Exhibit 10.25 to the registrant's Form 10-KSB filed with the Commission on December 22, 2006.
10.4	Employment Agreement dated January 22, 2007 between Cardinal Ethanol, LLC and Jeff Painter.		Exhibit 10.29 to the registrant's Form 10-QSB filed with the Commission on February 14, 2007.

10.5	Long Term Transportation Service Contract for Redelivery of Natural Gas between Ohio Valley Gas Corporation and Cardinal Ethanol, LLC dated March 20, 2007.	Exhibit 10.32 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.6	Agreement between Indiana Michigan Power Company and Cardinal Ethanol, LLC dated April 18, 2007.	Exhibit 10.33 to the registrant's Form 10-QSB filed with the Commission on May 15, 2007.
10.7	Risk Management Agreement entered into between Cardinal Ethanol, LLC and John Stewart & Associates, Inc. dated July 16, 2007.	Exhibit 10.34 to the registrant's Form 10-QSB filed with the Commission on August 3, 2007.
10.8	Consent to Assignment and Assumption of Marketing Agreement between Commodity Specialists Company and Cardinal Ethanol, LLC dated August 28, 2007.	Exhibit 10.37 to the registrant's Form 10-KSB filed with the Commission on December 17, 2007.
10.9	Tricanter Installation and Purchase Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated June 27, 2008.	Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on August 14, 2008
10.10	Amendment No 1 to Ethanol Purchase and Sale Agreement between Murex N.A., LTD and Cardinal Ethanol, LLC dated July 2, 2009.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on July 7, 2009.
10.11	Results Guarantee Agreement between Pavilion Technologies and Cardinal Ethanol, LLC dated September 30, 2009.	Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on December 28, 2009.
10.12	Amendment to Tricanter Purchase and Installation Agreement between ICM, Inc. and Cardinal Ethanol, LLC dated February 16, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.13	Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated March 8, 2010.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on May 14, 2010.
10.14	Non-Exclusive Co2 Facility Site Lease Agreement between EPCO Carbon Dioxide Products, Inc and Cardinal Ethanol, LLC dated August 11, 2010.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 12, 2010.
10.15	Amendment No. 2 to Ethanol Purchase and Sale Agreement between Cardinal Ethanol, LLC and Murex N.A., LTD. dated November 22, 2011.	Exhibit 10.35 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.16	First Amendment to Carbon Dioxide Purchase and Sale Agreement between EPCO Carbon Dioxide Products, Inc. and Cardinal Ethanol, LLC dated November 22, 2011.	Exhibit 10.36 to the registrant's Form 10-K filed with the Commission on December 13, 2011
10.17	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on August 7, 2013

10.18	Second Amended and Restated Security Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.19	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.20	First Amended and Restated Security Agreement and Assignment of Hedging Accounts between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.21	Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.	Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.22
First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Cardinal Ethanol, LLC dated June 10, 2013.
Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on August 7, 2013
10.23	Termination Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.39 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.24	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated October 8, 2013.	Exhibit 10.40 to the registrant's Form10-K filed with the Commission on November 27, 2013.
10.25	Second Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Cardinal Ethanol, LLC dated February 27, 2014.	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 6, 2014.
10.26	Capstone Energy Agreement	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 2, 2015.
10.27	Fourth Amendment of First Amended and Restated Construction Loan Agreement dated effective March 31, 2015.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on April 23, 2015.
10.28	Third Amendment of First Amended and Restated Construction Loan Agreement dated effective February 28, 2015	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 5, 2015.
10.29	Fifth Amendment of First Amended and Restated Construction Loan Agreement dated July 23, 2015	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on August 4, 2015.
10.30	First Amendment of Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated July 23, 2015	Exhibit 10.3 to the registrant's Form10-Q filed with the Commission on August 4, 2015.

10.31	Sixth Amendment of First Amended and Restate Construction Loan Agreement dated effective February 28, 2016	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 9, 2016.
10.32	Seventh Amendment of First Amended and Restate Construction Loan Agreement dated effective May 6, 2016	Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 9, 2016.
10.33	Second Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated effective July 31, 2016	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.34	Term Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2016	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.35	Third Amended and Restated Declining Revolving Credit Note between First National Bank of Omaha and Cardinal Ethanol, LLC dated July 31, 2016	Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.36	Eighth Amendment of First Amended and Restated Construction Loan Agreement dated effective July 21, 2016	Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on September 9, 2016
10.37	Ninth Amendment of First Amended and Restated Construction Loan Agreement dated effective September 30, 2016	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 7, 2016
10.38	Tenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2017.	Exhibit 10.1 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.39	Disbursing Agreement with First National Bank of Omaha dated effective February 28, 2017.	Exhibit 10.2 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.40	Construction Note with First National Bank of Omaha dated effective February 28, 2017.	Exhibit 10.3 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.41
Third Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement with First National Bank of Omaha dated effective February 28, 2017.
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.42	Eleventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective October 31, 2017	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 29, 2017
10.43	Twelfth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective January 29, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.44	Grain Loadout Facility Term Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.45	Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2018

10.46	Amendment No. 3 to Ethanol Purchase and Sale Agreement with Murex LLC dated July 27, 2018+		Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on November 21, 2018
10.47	Fourteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.48	Security Agreement and Assignment of Hedging Accounts with First National Bank of Omaha		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.49	Employee Bonus Plan, Amended and Restated for Fiscal Year 2019-2020		Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on November 22, 2019
10.50	Amended and Restated Employment Agreement dated January 1, 2020		Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on January 23, 2020
10.51	Fifteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha		Exhibit 991. to the registrant's Form 8-K filed with the Commission on March 30, 2020
10.52	Second Amendment to Carbon Dioxide Purchase and Sale Agreement between Cardinal Ethanol, LLC and Air Products and Chemicals, Inc.	X
10.53	Employee Bonus Plan, Amended and Restated for Fiscal Year 2020-2021	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2020 and September 30, 2019, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2020, 2019 and 2018, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019, and 2018, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 18, 2020	/s// Jeffrey L. Painter
Jeffrey L. Painter
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 18, 2020	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 18, 2020	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	November 18, 2020	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 18, 2020	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 18, 2020	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 18, 2020	/s/ Danny Huston
Danny Huston, Director

Date:	November 18, 2020	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 18, 2020	/s/ David M. Dersch, Jr.
David M. Dersch, Jr., Director

Date:	November 18, 2020	/s/ Steven J. Snider
Steven J. Snider, Director

Date:	November 18, 2020	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 18, 2020	/s/ Daniel Sailer
Daniel Sailer, Director

Date:	November 18, 2020	/s/ William R. Garth
William R. Garth, Director

Date:	November 18, 2020	/s/ Robert Baker
Robert Baker, Director

Date:	November 18, 2020	/s/ Lewis M. Roch III
Lewis M. Roch III, Director