Form 10-Q
period 2020-12-31
Cardinal Ethanol LLC
filed 2021-02-02
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2020.

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
☐ Yes     ☒ No

As of February 2, 2021, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2020	September 30, 2020
	(Unaudited)
Current Assets
Cash	$23,125,424	$12,950,558
Restricted cash	8,497,823	3,963,424
Trade accounts receivable	14,291,876	9,174,937
Miscellaneous receivables	1,074,240	813,060
Inventories	30,540,964	17,318,700
Prepaid and other current assets	984,658	186,761
Futures & options derivatives	296,058	—
Forward purchase/sales derivatives	3,019,349	1,115,299
Total current assets	81,830,392	45,522,739

Property, Plant, and Equipment, Net	76,458,285	78,003,177

Other Assets
Operating lease right of use asset, net	4,864,952	4,951,592
Investment	1,259,770	1,259,770
Total other assets	6,124,722	6,211,362

Total Assets	$164,413,399	$129,737,278

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Contract liability	$1,600,000	$15,000
Accounts payable	2,718,569	4,154,598
Accounts payable - grain	35,282,840	5,673,785
Accrued expenses	1,566,479	1,407,746
Futures & options derivatives	7,248,084	2,051,928
Forward purchase/sales derivatives	2,317,511	225,909
Operating lease liability current	2,881,458	2,638,003
Current maturities of long-term debt	275,840	275,840
Total current liabilities	53,890,781	16,442,809

Long-Term Liabilities
Long-term debt, net of current maturities	580,825	580,825
Operating lease long-term liabilities	1,983,777	2,313,694
Liability for railcar rehabilitation costs	1,527,120	1,452,600
Total long-term liabilities	4,091,722	4,347,119

Commitments and Contingencies	—	—

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	35,518,683	38,035,137
Total members' equity	106,430,896	108,947,350

Total Liabilities and Members’ Equity	$164,413,399	$129,737,278
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019

Revenues	$93,239,981	$63,736,852

Cost of Goods Sold	92,710,626	60,748,808

Gross Profit	529,355	2,988,044

Operating Expenses	1,812,657	1,694,742

Operating Income (Loss)	(1,283,302)	1,293,302

Other Income (Expense)
Interest expense	—	(72,719)
Miscellaneous income	227,448	418,177
Total	227,448	345,458

Net Income (Loss)	$(1,055,854)	$1,638,760

Weight Average Units Outstanding - basic and diluted	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(72)	$112

Distributions Per Unit	$100	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019

Cash Flows from Operating Activities
Net income (loss)	$(1,055,854)	$1,638,760
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	2,824,223	2,804,737
Change in fair value of commodity derivative instruments	5,087,650	2,289,701
Change in operating assets and liabilities:
Trade accounts receivable	(5,116,939)	3,434,977
Miscellaneous receivables	(261,180)	(279,849)
Inventories	(13,222,264)	(14,386,313)
Prepaid and other current assets	(797,897)	66,883
Contract liability	1,585,000	608,970
Accounts payable	(1,280,864)	351,875
Accounts payable - grain	29,609,055	7,076,949
Accrued expenses	158,733	(298,246)
Liability for railcar rehabilitation costs	74,520	74,520
Due to broker	—	(1,589,324)
Net cash provided by operating activities	17,604,183	1,793,640

Cash Flows from Investing Activities
Capital expenditures	—	(14,372)
Payments for construction in progress	(1,434,318)	(882,203)
Net cash used for investing activities	(1,434,318)	(896,575)

Cash Flows from Financing Activities
Distributions paid	(1,460,600)	—
Payments on long-term debt	—	(504,429)
Net cash used for financing activities	(1,460,600)	(504,429)

Net Increase in Cash and Restricted Cash	14,709,265	392,636

Cash and Restricted Cash – Beginning of Period	16,913,982	22,034,120

Cash and Restricted Cash – End of Period	$31,623,247	$22,426,756
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$23,125,424	$15,213,157
Restricted Cash - Balance Sheet	8,497,823	7,213,599
Cash and Restricted Cash	$31,623,247	$22,426,756

Supplemental Cash Flow Information
Interest paid	$—	$81,107

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$146,559	$1,988

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings

Balance September 30, 2019	$70,912,213	$41,366,470

Net Income	—	1,638,760

Balance December 31, 2019	$70,912,213	$43,005,230

	Member Contributions	Retained Earnings

Balance September 30, 2020	$70,912,213	$38,035,137

Net Loss	—	(1,055,854)

Member Distributions	—	(1,460,600)

Balance December 31, 2020	$70,912,213	$35,518,683

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2020, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the three months ended December 31, 2020 and 2019, the Company produced approximately 35,122,000 and 33,687,000 gallons of ethanol, respectively.

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

•Ethanol Division. Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

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
December 31, 2020
Cash

The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

As a part of its commodities hedging activities, the Company is required to maintain cash balances with our commodities trading companies for initial and maintenance margins on a per futures contract basis. Changes in the market value of contracts may increase these requirements. As the futures contracts expire, the margin requirements also expire. Accordingly, the Company records the cash maintained with the traders in the margin accounts as restricted cash. Since this cash is immediately available to us upon request when there is a margin excess, the Company considers this restricted cash to be a current asset.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2020 and September 30, 2020, the Company determined that an allowance for doubtful accounts was not necessary.

Inventories

Ethanol Division (see Reportable Segments) inventories consist of raw materials, work in process, finished goods and spare parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable selling costs.

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2020 and September 30, 2020. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2021 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for the dried distillers grains loadout system. The Company also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and existing debt facilities. The Company anticipates completion of this project in the first half of fiscal 2021.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the three months ended December 31, 2020 and the year ended September 30, 2020.

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

•Ethanol. The Company sells its ethanol via a marketing agreement with Murex, LLC. Murex sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Murex and the Company. Murex then provides a schedule of deliveries required and an order for each rail car or tankers needed to fulfill their commitment with the end user. These are individual performance obligations of the Company. The marketing agreement calls for control and title to pass when the delivery vehicle is filled. Revenue is recognized then at the price in the agreement with the end user, net of commissions, rail car lease, freight, and insurance.

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

•Carbon dioxide. The Company sells a portion of the carbon dioxide it produces to a customer that maintains a plant on-site for a set price per ton. Delivery is defined as transference of the gas from the Company's stream to their plant.

•Soybeans and other grains. The Company sells soybeans exclusively to commercial mills, processors or grain traders. Contracts are negotiated directly with the parties at prices based on negotiated prices.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
Cost of Goods Sold

Cost of goods sold include corn, trading division grains, natural gas and other components which includes processing ingredients, electricity, railcar maintenance, depreciation of ethanol production fixed assets and wages, salaries of benefits of production personnel.

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

The Company has elected for its Ethanol Division to apply the normal purchase normal sale exemption to all forward commodity contracts. For the Trading Division, the Company has elected not to apply the normal purchase normal sale exemption to its forward purchase and sales contracts and therefore, marks these derivative instruments to market.

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
2.  REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three months ended December 31, 2020 and 2019:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
Three Months Ended December 31, 2020 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$49,371,575	$—	$49,371,575
Distillers' grains	12,958,367	—	12,958,367
Corn Oil	3,437,541	—	3,437,541
Carbon Dioxide	123,375	—	123,375
Other Revenue	10,000	49,475	59,475
Total revenues from contracts with customers	65,900,858	49,475	65,950,333

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	27,289,648	27,289,648
Total revenues from contracts accounted for as derivatives	—	27,289,648	27,289,648
Total Revenues	$65,900,858	$27,339,123	$93,239,981

Three Months Ended December 31, 2019 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$45,580,223	$—	$45,580,223
Distillers' grains	10,828,351	—	10,828,351
Corn Oil	2,340,354	—	2,340,354
Carbon Dioxide	123,375	—	123,375
Other Revenue	9,800	29,450	39,250
Total revenues from contracts with customers	58,882,103	29,450	58,911,553

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	4,825,299	4,825,299
Total revenues from contracts accounted for as derivatives	—	4,825,299	4,825,299
Total Revenues	$58,882,103	$4,854,749	$63,736,852

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

The Company has standard payment terms of net 10 days for its sale for corn oil.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
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

3. CONCENTRATIONS

Two major customers accounted for approximately 72% and 91% of the outstanding accounts receivable balance at December 31, 2020 and September 30, 2020, respectively. These same two customers accounted for approximately 67% of revenue for the three month period ended December 31, 2020 and 89% of revenue for the three months ended December 31, 2019.

4.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2020 (Unaudited)	September 30, 2020
Ethanol Division:
Raw materials	$11,192,107	$2,465,782
Work in progress	1,637,292	1,508,084
Finished goods	2,163,983	3,833,939
Spare parts	3,629,277	3,523,781
Ethanol Division Subtotal	$18,622,659	$11,331,586
Trading Division:
Grain inventory	$11,918,305	$5,987,114
Trading Division Subtotal	11,918,305	5,987,114
Total Inventories	$30,540,964	$17,318,700

The Company had a net realizable value write-down of ethanol inventory of approximately $724,000 and $408,000 for the three months ended December 31, 2020, and 2019, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2020, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through July 2023 for approximately 6.6% of expected production needs for the next 31 months. Approximately 10.2% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and has determined that no impairment loss existed at December 31, 2020 and September 30, 2020. The Company has elected not to apply the normal

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At December 31, 2020, the Ethanol Division had forward dried distiller grains sales contracts for approximately 64.2% of expected production for the next month at various fixed prices for delivery periods through January 2021. At December 31, 2020, the Company had forward corn oil contracts for approximately 57.7% of expected production for the next 12 months at various fixed prices for delivery through December 2021. Additionally, at December 31, 2020, the Trading Division had forward soybean purchase contracts for approximately 23.1% of expected origination for various delivery periods through March 2022. Approximately 13.7% of the forward soybean purchases were with related parties. At December 31, 2020, the Trading Division has forward soybean sales contracts for approximately 134.2% of expected obligations for various delivery periods through April 2021.

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

At December 31, 2020, the Ethanol Division had a net short (selling) position of 12,215,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of December 31, 2020 and are forecasted to settle for various delivery periods through July 2023. The Ethanol Division had a net short (selling) position of 4,200,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through June 2021. At December 31, 2020, the Trading Division also had a net short (selling) position of 1,335,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2020, forecasted to settle for various delivery periods through January 2022. At December 31, 2020, the Trading Division also had a net long (buying) position of 9,660,000 pounds of soybean oil under derivative contracts used to hedge its forward corn oil contract purchases. These soybean oil derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2020, forecasted to settle for various delivery periods through August 2021. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2020:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$107,247
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$5,594,650
Soybean Oil Derivative Contracts	Futures & Options Derivatives	$296,058	$—
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$1,546,186
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$3,019,349	$2,317,511

As of December 31, 2020, the Company had approximately $8,498,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

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

As of September 30, 2020, the Company had approximately $4,000,000 of cash collateral (restricted cash) related to ethanol, corn and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended December 31, 2019	Three Months Ended December 31, 2020
Corn Futures and Options Contracts	Cost of Goods Sold	$(137,894)	$(6,166,556)
Ethanol Futures and Options Contracts	Revenues	(681,556)	(424,328)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	(836)
Soybean Futures and Options Contracts	Cost of Goods Sold	(72,840)	(3,802,612)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	667,875	1,922,290
Totals		$(224,415)	$(8,472,042)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(5,594,650)	$(5,594,650)	$(5,468,088)	$(126,562)	$—
Ethanol Futures and Options Contracts	$(107,247)	$(107,247)	$(107,247)	$—	$—
Soybean Oil Futures and Options Contracts	$296,058	$296,058	$296,058	$—	$—
Soybean Futures and Options Contracts	$(1,546,186)	$(1,546,186)	$(1,407,475)	$(138,711)	$—
Soybean Forward Purchase Contracts	$701,838	$701,838	$—	$701,838	$—
Soybean Inventory	$11,918,305	$11,918,305	$—	$11,918,305	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(740,993)	$(740,993)	$(718,333)	$(22,660)	$—
Ethanol Futures and Options Contracts	$(666,571)	$(666,571)	$(666,571)	$—	$—
Soybean Futures and Options Contracts	$(644,364)	$(644,364)	$(525,753)	$(118,611)	$—
Soybean Forward Purchase Contracts	$889,390	$889,390	$—	$889,390	$—
Soybean Inventory	$5,987,114	$5,987,114	$—	$5,987,114	$—
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

7.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Declining Loan has interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates. The termination date of the Revolving Credit Loan is April 30, 2021. We are negotiating with our lender to renew the Revolving Credit Loan. The loan agreement provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our working capital is less than $23,000,000 for any reporting period and a debt service charge coverage ratio

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if working capital is equal to or more than $23,000,000.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 and such amount is to be available for working capital purposes. The interest rate on the Declining Loan was 3.13% at December 31, 2020 and September 30, 2020. There were no borrowings outstanding on the Declining Loan at December 31, 2020 or at September 30, 2020.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate was 3.06% at December 31, 2020 and September 30, 2020. There were no borrowings outstanding at December 31, 2020 or at September 30, 2020. The Revolving Credit Loan is due to mature on February 28, 2021. The Company is working with the lender to renew the loan for another twelve month term. The Company expects the renewal to be completed before the current loan matures.

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

Paycheck Protection Program Loan

On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. The entire loan was used for payroll, utilities and interest on our loans; therefore, management anticipates that the loan will be substantially forgiven and is expected to record as a component of miscellaneous income once forgiveness has been granted. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over eighteen months beginning six months after the loan is executed. The Company intends to use the entire loan amount for qualifying expenses and to apply for forgiveness of the loan. However, no assurance is provided that the Company will obtain forgiveness in whole or in part. To obtain full or partial forgiveness of the Paycheck Protection Program Loan, the Company must request such forgiveness and provide sufficient documentation. As of December 31, 2020, the Company had not recognized any forgiveness of the Paycheck Protection Program Loan.

Long-term debt, as discussed above, consists of the following at December 31, 2020:

Paycheck Protection Program loan	$856,665
Less amounts due within one year	275,840
Net long-term debt	$580,825

The estimated maturities of long-term debt at December 31, 2020 are as follows:

January 1, 2021 to December 31, 2021	$275,840
January 1, 2022 to December 31, 2022	572,409
January 1, 2023 to December 31, 2023	8,416
Total long-term debt	$856,665

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2020, the Company’s weighted average discount rate was 5.05%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three months ended December 31, 2020, the weighted average remaining lease term was 2.2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of December 31, 2020:

For the Fiscal Year Ending September 30,
2021	$2,339,460
2022	$2,361,822
2023	$372,501
Totals	5,073,783
Amount representing interest	208,548
Lease liabilities	$4,865,235

For the three months ended December 31, 2020, the Company recorded operating lease costs of approximately $500,000 against ethanol revenue and $230,000 in cost of goods sold in the Company’s statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The Company has since settled with the attorneys for the inventors. On March 2, 2020, the rulings were affirmed on appeal. GS CleanTech's petition for a rehearing of the appeal has been denied. On December 7, 2020, GS CleanTech petitioned the U.S. Supreme Court for a writ of certiorari to review the decision. The U.S. Supreme Court can either deny or grant review of the lower court decision. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
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

Company management has estimated total costs to rehabilitate the cars at December 31, 2020, to be approximately $1,527,120. During the three months ended December 31, 2020, the Company has recorded a corresponding expense in cost of goods sold of approximately $75,000.

Boiler Replacement

The Company entered into a fixed commitment to replace one of its boilers. The boiler is expected to be installed during the third fiscal quarter and the estimated cost of the replacement is $800,000.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the three months ended December 31, 2020 ethanol sales average approximately 53% of total revenues and corn costs average 60% of total cost of goods sold.

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the unleaded gasoline and petroleum markets, although, since 2005, the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20% in March 2020. As margins improved in May of 2020, the Company began increasing its ethanol production rate to approximately 135 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. During the three months ended December 31, 2020 and thereafter, the market price of corn and soybeans increased significantly. As a result the Company has engaged its senior lender in discussions in order to increase its limit on its Revolving Credit Loan by $5,000,000 in order to provide additional working capital. The Company believes that with this anticipated increase, its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2020
11. BUSINESS SEGMENTS

The Company has two reportable operating segments. Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended
	December 31, 2020	December 31, 2019
Revenue:	(unaudited)	(unaudited)
Ethanol division	$65,900,858	$58,882,103
Trading division	27,339,123	4,854,749
Total Revenue	$93,239,981	$63,736,852

	Three Months Ended
	December 31, 2020	December 31, 2019
Gross Profit (Loss):	(unaudited)	(unaudited)
Ethanol division	$(283,672)	$2,069,239
Trading division	813,027	918,805
Total Gross Profit	$529,355	$2,988,044

	Three Months Ended
	December 31, 2020	December 31, 2019
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol division	$(1,779,086)	$691,741
Trading division	495,784	601,561
Total Operating Income (Loss)	$(1,283,302)	$1,293,302

	December 31, 2020	September 30, 2020
Grain Inventories:	(unaudited)
Ethanol division	$11,192,107	$2,465,782
Trading division	11,918,305	5,987,114
Total Grain Inventories	$23,110,412	$8,452,896

	December 31, 2020	September 30, 2020
Total Assets:	(unaudited)
Ethanol division	$138,640,628	$111,774,989
Trading division	25,772,771	17,962,289
Total Assets	$164,413,399	$129,737,278

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2020, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

•Reduction, delay, or elimination of the Renewable Fuel Standard;
•Changes in the availability and price of corn, natural gas and other grains;
•Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;
•Decreases in the price we receive for our ethanol, distiller grains, corn oil and other grains;
•Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;
•Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•Negative impacts that our hedging activities may have on our operations;
•Ethanol and distiller grains supply exceeding demand and corresponding price reductions;
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
•Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol, distillers grains and soybeans produced in the United States;
•Use by the EPA of small refinery exemptions; and
•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

    The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This has continued into 2020 and the situation has been compounded by the recent impact of the COVID-19 pandemic. In response to these unfavorable operating conditions and a slowdown in global and regional economic activity resulting from COVID-19, we reduced our ethanol production rate by approximately 20% in March of 2020. However, beginning in May of 2020, we returned to full production and have since been operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

    On November 17, 2020, the board of directors declared a cash distribution of $100 per membership unit to the holders of units of record at the close of business on November 17, 2020, for a total distribution of $1,460,600. The distribution was paid in November 2020.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenue	$93,239,981	100.0	$63,736,852	100.0
Cost of Goods Sold	92,710,626	99.4	60,748,808	95.3
Gross Profit	529,355	0.6	2,988,044	4.7
Operating Expenses	1,812,657	1.9	1,694,742	2.7
Operating Income (Loss)	(1,283,302)	(1.3)	1,293,302	2.0
Other Income, Net	227,448	0.2	345,458	0.5
Net Income (Loss)	$(1,055,854)	(1.1)	$1,638,760	2.5

Revenue

Operating Segments

    Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results, we review our operations within the two operating segments-the Ethanol Division and the Trading Division. Our revenues from operations from our Ethanol Division come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. Revenues from operations of our Trading Division are derived from procuring, transporting and selling grain commodities.

    We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers grains, corn oil and and the trading of agricultural grains.  Refer to Note 11, “Business Segments”, of the notes to the unaudited condensed financial statements for financial information about our financial reporting segments. Revenues in each division also include net gains or losses from derivatives related to products sold.

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the three months ended December 31, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$65,900,858	70.7%	$58,882,103	92.4%
Trading division	27,339,123	29.3%	4,854,749	7.6%
Total Revenue	$93,239,981	100.0%	$63,736,852	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$49,371,575	74.9%	$45,580,223	77.4%
Distillers Grains	12,958,367	19.7	10,828,351	18.4
Corn Oil	3,437,541	5.2	2,340,354	4.0
Carbon Dioxide	123,375	0.2	123,375	0.2
Other Revenue	10,000	—	9,800	—
Total Revenues	$65,900,858	100.0%	$58,882,103	100.0%

    Ethanol

    Our revenues from ethanol increased in the three months ended December 31, 2020 as compared the to the same period in 2019. This increase in revenues is primarily the result an increase in gallons of ethanol sold and the timing of those shipments for the three months ended December 31, 2020 as compared to the same period in 2019.

    The average price per gallon of ethanol sold for the three months ended December 31, 2020 was approximately 6.02% lower than the average price per gallon of ethanol sold for the same period in 2019. Ethanol market prices have been lower as a result of an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which caused ethanol stocks in the United States to become significantly high and prices to decrease dramatically. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in some areas had a positive effect on ethanol prices. However, as ethanol plants return to higher production levels, concern regarding industry over-production had a negative effect on prices towards the end of the period.

Management anticipates that ethanol prices will be negatively affected by industry-wide production in excess of domestic demand which will be exacerbated if restrictions continue in the United States due to the COVID-19 pandemic. Declines in ethanol exports due to decreased global fuel consumption in response to the COVID-19 pandemic or trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Lower prices are likely to continue until either fuel demand returns due to the vaccine and lifting of COVID-19 restrictions or industry-wide production slows in reaction to poor operating conditions. However, ethanol market prices are also typically directionally consistent with corn prices. Higher corn prices would likely lead to higher ethanol prices.

    We experienced an increase in ethanol gallons sold of approximately 15.21% for the three months ended December 31, 2020 as compared to the same period in 2019 resulting primarily from increased ethanol production rates for the period. In March of 2020, we reduced our ethanol production rate by approximately 20% due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  However, beginning in May of 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  In addition, we are installing an ethanol recovery system which we expect will be operational during the first half of fiscal 2021 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

    Distillers Grains

    Our revenues from distillers grains increased in the three months ended December 31, 2020 as compared to the same period in 2019. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended December 31, 2020 as compared to the same period in 2019.

    The average price per ton of distillers grains sold for the three months ended December 31, 2020 was approximately 17.60% higher than the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a decrease in distillers grains supply due to some ethanol plants reducing or shutting down ethanol production in response to poor economic conditions and end-users switching to distillers grains as a lower priced alternative to corn and soybean meal.

    Management anticipates that distillers grains prices will be continue to be affected by the price of corn and soybean meal. A decrease in industry-wide ethanol production levels in reaction to poor operating conditions could also have a positive effect on distillers grains prices. However, trade barriers with foreign countries have had a negative effect on export demand in the past. If trade disputes with foreign countries such as China are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 1.65% more tons of distillers grains in the three months ended December 31, 2020 as compared to the same period in 2019 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in distillers grains production.

    Corn Oil

    Our revenues from corn oil sales increased in the three months ended December 31, 2020 as compared to the same period in 2019 which was mainly the result of increased volume of sales and an increase in the average price per pound for corn oil. We sold approximately 21.46% more tons of corn oil in the three months ended December 31, 2020 as compared to the same period in 2019 due to higher corn oil yield on average resulting in higher corn oil production.

The average price per pound of corn oil was approximately 20.00% higher for the three months ended December 31, 2020 as compared to the same period in 2019. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with corn oil.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an increase in corn oil supply as operating conditions improve and ethanol plants increase production levels. However, the extension of the biodiesel tax credit by Congress could continue to have a positive impact on demand from biodiesel producers and corn oil prices.

    We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$27,289,648	99.8%	$4,825,299	99.4%
Other Revenue	49,475	0.2	29,450	0.6
Total Revenues	$27,339,123	100.0%	$4,854,749	100.0%

Soybeans

    During the three months ended December 31, 2020 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended December 31, 2020 as compared the to the same period in 2019. This increase in revenues is the result of a increase in bushels of soybeans sold of approximately 376.9% for the three months ended December 31, 2020 as compared to the same period in 2019 resulting primarily from more conducive market conditions for selling for the three months ending December 31, 2020.
    We also experienced an increase in the average price per bushel of soybeans sold for the three months ended December 31, 2020 that was approximately 18.6% higher than our average price per bushel of soybeans sold for the same period in 2019 due to higher futures prices. The average price per bushel of soybeans sold was $11.13 based on sales of approximately 2,453,000 bushels for the three months ended December 31, 2020. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 99.4% for the three months ended December 31, 2020 as compared to approximately 95.3% for the same period in 2019. This increase in cost of goods sold as a percentage of revenues was the result of compressed profit margins in the marketplace for the three months ended December 31, 2020 as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2020, we used approximately 3.17% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2019 due to higher ethanol production levels for the period. During the three months ended December 31, 2020, our average price paid per bushel of corn was approximately 12.17% higher as compared to the same period in 2019 due primarily to concerns related to China and their entrance back into the demand market and concerns related to a smaller crop carryout from 2020's harvest.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended December 31, 2020 as compared to the same period in 2019. This increase in cost of natural gas for the three months ended December 31, 2020 as compared to the same period in 2019 was primarily the result of increased ethanol production resulting in the use of approximately 4.17% more natural gas for the three months ended December 31, 2020 as compared to the same period in 2019. Our average price per MMBTU of natural gas was also 1.53% higher during the three months ended December 31, 2020 as compared to the same period in 2019 primarily due to colder weather resulting in an increase in demand.

    Management expects that natural gas prices will be dependent upon the severity of the winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$26,526,096	100.0%	$3,935,944	100.0%
Total Cost of Goods Sold	$26,526,096	100.0%	$3,935,944	100.0%

    Soybeans

    During the three months ended December 31, 2020, our cost was primarily the procurement of soybeans sold. During the three months ended December 31, 2020, our average price paid per bushel of soybeans was approximately 9.81% higher as compared to the same period in 2019 due to concerns over a smaller crop for 2020, smaller carryout of soybean inventory from the 2019 harvest and increased demand from China. We also purchased 188.28% more bushels of soybeans in the three months ended December 31, 2020 compared to 2019 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 1.9% for the three months ended December 31, 2020 as compared to operating expenses of approximately 2.7% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the three months ended December 31, 2020 primarily due to optimizing efficiencies and increasing production compared to the same period in 2019.

Operating Income (Loss)

    Our loss from operations for the three months ended December 31, 2020 was approximately 1.3% of revenues as compared to operating income of approximately 2.0% of revenues for the same period in 2019. The increase in operating loss for the three months ended December 31, 2020 was primarily the result of decreased ethanol to corn margins.

Other Income

    We had other income of approximately 0.2% of revenues for the three months ended December 31, 2020 compared to other income of approximately 0.5% of revenues for the same period in 2019. This decrease in other income for three months ended December 31, 2020, was primarily a result of the receipt of insurance proceeds recognized in the period ended December 31, 2019.

Changes in Financial Condition for the Three Months Ended December 31, 2020

    The following table highlights the changes in our financial condition:

	December 31, 2020 (Unaudited)	September 30, 2020
Current Assets	$81,830,392	$45,522,739
Long Term Assets	$82,728,857	$84,214,539
Current Liabilities	$53,890,781	$16,442,809
Long-Term Liabilities	$4,091,722	$4,347,119
Members' Equity	$106,430,896	$108,947,350

    We experienced an increase in our current assets at December 31, 2020 as compared to September 30, 2020. This increase was primarily driven by an increase in our cash and restricted cash balances, inventory and accounts receivable at December 31, 2020 due primarily to farmers deferring payment for grain into the following tax year, carrying higher inventory to capitalize on carry opportunity in the soybean market and timing of shipments at December 31, 2020 as compared to September 30, 2020.

    We experienced a decrease in our long term assets in the quarter ended December 31, 2020 as compared to September 30, 2020 due primarily to routine depreciation on long-term assets that was partially offset by putting new long-term assets into service.

    We experienced an increase in our total current liabilities at December 31, 2020 as compared to September 30, 2020. This increase was primarily due to an increase in grain accounts payable because our farmer producers deferred more bushels for payment until January 2021 at December 31, 2020 as compared to September 30, 2020. This increase was coupled with an increase in our contract liabilities at December 31, 2020 as compared to September 30, 2020, due to the receipt of advance payment for commodities during the period as well as an increase in our forward contract liabilities at December 31, 2020 as compared to September 30, 2020.

    We experienced a decrease in our long-term liabilities as of December 31, 2020 as compared to September 30, 2020 as a result of the declining life on leases due to the implementation of ASC 842.

Liquidity and Capital Resources

    We, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we reduced our ethanol production rate by approximately 20% in March 2020.  However, as margins improved in May of 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  We continue to monitor COVID-19 developments and the effect on demand for our products in order to determine whether future adjustments to production are warranted.

    During the three months ended December 31, 2020 and thereafter, the market price of corn and soybeans has increased significantly. As a result, we have decided to engage our senior lender in discussions to increase our limit on our Revolving Credit Loan by $5,000,000 in order to protect our risk management strategy. Based on financial forecasts performed by our management, we anticipate that with this anticipated increase in our credit, we will have sufficient cash from our credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking any additional financing during our 2021 fiscal year other than described above. However, should the current unfavorable operating conditions in the ethanol industry worsen or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit or seek to increase our limits for operations.

The following table shows cash flows for the three months ended December 31, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$17,604,183	$1,793,640
Net cash used for investing activities	(1,434,318)	(896,575)
Net cash used for financing activities	(1,460,600)	(504,429)
Net increase in Cash and Restricted Cash	14,709,265	392,636
Cash and Restricted Cash, beginning of period	16,913,982	22,034,120
Cash and Restricted Cash, end of period	$31,623,247	$22,426,756

Cash Flow from Operations

We experienced an increase in our cash flow provided by operations for the three months ended December 31, 2020 as compared to the same period in 2019. This was primarily the result of an increase in grain accounts payable, partially offset by a net loss during the three months ended December 31, 2020 as compared to the same period in 2019.

Cash Flow used for Investing Activities

We used more cash in investing activities for the three months ended December 31, 2020 as compared to the same period in 2019. This increase was primarily the result of increased capital expenditures during the period ended December 31, 2020 compared with the same period in 2019.

Cash Flow used for Financing Activities

We used more cash for financing activities for the three months ended December 31, 2020 as compared to the same period in 2019. Cash used for financing activities was for distribution payments to our investors in the form of distributions during the three months ended December 31, 2020.

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
Declining Loan

    The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at December 31, 2020 was 3.13%. There was no borrowings outstanding on the Declining Loan at December 31, 2020 or September 30, 2020.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $15,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at December 31, 2020 was 3.06%. There were no borrowings outstanding on the Revolving Credit Note at December 31, 2020 or September 30, 2020. The Revolving Credit Loan is due to mature on February 28, 2021. We are currently working with our lender to renew the Revolving Credit Loan for another twelve month term prior to the date that it matures.

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

We are complying with our financial covenants and the other terms of our loan agreements at December 31, 2020. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2021. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.

Paycheck Protection Program Loan

    In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. The entire loan was used for payroll, utilities and interest on our loans; therefore management anticipates that the loan will be substantially forgiven.  To the extent it is not forgiven, we would be required to repay that portion at an interest rate of interest of 1% over eighteen months beginning six months after the loan is executed. As of December 31, 2020, we had not requested nor recognized any forgiveness of the Paycheck Protection Program Loan.

Capital Improvements

    The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate and maintain our facility. These improvements include updates to our heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for our dried distillers grains loadout system. We have also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and our existing debt facilities. We anticipate completion of this project in the first half of fiscal year 2021.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; patronage dividends, long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2020.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. However, there were no borrowings on the Declining Loan or the Revolving Credit Loan at December 31, 2020.

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

    The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Corn Derivative Contracts	$(6,166,556)	$(137,894)
Ethanol Derivative Contracts	(424,328)	(681,556)
Natural Gas Derivative Contracts	(836)	—
Soybean Derivative Contracts	(3,802,612)	(72,840)
Soybean Forward Purchase and Sales Contracts	1,922,290	667,875
Totals	$(8,472,042)	$(224,415)

These soybean forward purchase contracts will be marked to market as the contract periods expire. This means that any gains or losses realized will be recognized in our gross margin at each month end until they are delivered upon.  Due to the volatility and risk involved in the commodities market, we cannot be certain that these gains or losses will be realized.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of December 31, 2020 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from December 31, 2020. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2020	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$397,000
Ethanol	138,000,000	Gallons	10%	$19,085,000
Corn	46,800,000	Bushels	10%	$19,021,000
DDGs	324,000	Tons	10%	$6,066,000
Corn Oil	43,980,000	Pounds	10%	$669,000
Soybeans	5,000,000	Bushels	10%	$3,764,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our first quarter of our 2021 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

GS CleanTech subsequently filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. On March 2, 2020, the rulings by the United District Court were affirmed by the appellate court. On December 7, 2020, GS CleanTech petitioned the U.S. Supreme Court for a writ of certiorari to review the decision.

On February 16, 2010, ICM, Inc. agreed to indemnify the Company from and against all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses, including reasonable attorney's fees arising out of any claim of infringement of patents, copyrights or other intellectual property rights by reason of our purchase and use of the oil recovery system and agreed to defend the Company. Several of the other defendants also use equipment and processes provided by ICM, Inc. ICM, Inc. has, and we expect it will continue, to vigorously defend itself and the Company in this lawsuit and any appeal filed by GS CleanTech.

Item 1A.    Risk Factors

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.*
101	The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2020 and September 30, 2020, (ii) Condensed Statements of Operations for the three months ended December 31, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the three months ended December 31, 2020 and 2019, (iv) Condensed Statements of Changes in Members' Equity for the three months ended December 31, 2020 and 2019, and (v) the Notes to Condensed Unaudited Financial Statements.**
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 2, 2021	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 2, 2021	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)