Form 10-Q
period 2021-03-31
Cardinal Ethanol LLC
filed 2021-05-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021.

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
☐ Yes     ☒ No

As of May 5, 2021, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2021	September 30, 2020
	(Unaudited)
Current Assets
Cash	$728,444	$12,950,558
Restricted cash	6,637,948	3,963,424
Trade accounts receivable	25,762,781	9,174,937
Miscellaneous receivables	1,456,432	813,060
Inventories	37,627,024	17,318,700
Prepaid and other current assets	727,684	186,761
Forward purchase/sales derivatives	1,859,473	1,115,299
Total current assets	74,799,786	45,522,739

Property, Plant, and Equipment, Net	74,572,508	78,003,177

Other Assets
Operating lease right of use asset, net	4,175,120	4,951,592
Investment	1,259,770	1,259,770
Total other assets	5,434,890	6,211,362

Total Assets	$154,807,184	$129,737,278

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Checks written in excess of bank balances	$6,050,517	$—
Revolving credit loan	14,176,369	—
Contract liability	701,087	15,000
Accounts payable	3,103,637	4,154,598
Accounts payable - grain	4,917,127	5,673,785
Accrued expenses	1,983,780	1,407,746
Futures & options derivatives	4,904,204	2,051,928
Forward purchase/sales derivatives	8,748	225,909
Operating lease liability current	2,706,565	2,638,003
Current maturities of long-term debt	275,840	275,840
Total current liabilities	38,827,874	16,442,809

Long-Term Liabilities
Long-term debt, net of current maturities	1,803,242	580,825
Operating lease long-term liabilities	1,468,991	2,313,694
Liability for railcar rehabilitation costs	1,601,640	1,452,600
Total long-term liabilities	4,873,873	4,347,119

Commitments and Contingencies	—	—

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	40,193,224	38,035,137
Total members' equity	111,105,437	108,947,350

Total Liabilities and Members’ Equity	$154,807,184	$129,737,278
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Revenues	$97,911,947	$67,278,692	$191,151,930	$131,015,543

Cost of Goods Sold	89,149,617	71,500,230	181,860,247	132,249,038

Gross Profit (Loss)	8,762,330	(4,221,538)	9,291,683	(1,233,495)

Operating Expenses	1,837,111	1,926,361	3,649,770	3,621,103

Operating Income (Loss)	6,925,219	(6,147,899)	5,641,913	(4,854,598)

Other Income (Expense)
Interest expense	(76,075)	(61,274)	(76,075)	(133,992)
Miscellaneous income	16,297	8,991	243,749	427,168
Total	(59,778)	(52,283)	167,674	293,176

Net Income (Loss)	$6,865,441	$(6,200,182)	$5,809,587	$(4,561,422)

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$470	$(424)	$398	$(312)

Distributions Per Unit	$150	$150	$250	$150

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities
Net income (loss)	$5,809,587	$(4,561,422)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	5,652,802	5,618,084
Change in fair value of commodity derivative instruments	1,890,941	(562,908)
Change in operating assets and liabilities:
Trade accounts receivable	(16,587,844)	5,782,004
Miscellaneous receivables	(643,372)	959,908
Inventories	(20,308,324)	(9,638,250)
Prepaid and other current assets	(540,923)	(608,595)
Contract liability	686,087	31,425
Accounts payable	(908,256)	485,342
Accounts payable - grain	(756,658)	(6,324,517)
Accrued expenses	576,034	842,248
Liability for railcar rehabilitation costs	149,040	149,040
Due to broker	—	(1,589,324)
Net cash used for operating activities	(24,980,886)	(9,416,965)

Cash Flows from Investing Activities
Capital expenditures	—	(14,372)
Payments for construction in progress	(2,364,507)	(1,068,616)
Net cash used for investing activities	(2,364,507)	(1,082,988)

Cash Flows from Financing Activities
Checks written in excess of bank balances	6,050,517	—
Distributions paid	(3,651,500)	(2,190,900)
Proceeds from revolving credit loan	59,926,397	—
Payments on revolving credit loan	(45,750,028)	—
Proceeds from long-term debt	1,222,417	—
Payments on long-term debt	—	(1,008,859)
Net cash provided by (used for) financing activities	17,797,803	(3,199,759)

Net Decrease in Cash and Restricted Cash	(9,547,590)	(13,699,712)

Cash and Restricted Cash – Beginning of Period	16,913,982	22,034,120

Cash and Restricted Cash – End of Period	$7,366,392	$8,334,408
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$728,444	$5,494,341
Restricted Cash - Balance Sheet	6,637,948	2,840,067
Cash and Restricted Cash	$7,366,392	$8,334,408

Supplemental Cash Flow Information
Interest paid	$46,260	$157,344

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$159,019	$10,031

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings

Balance September 30, 2019	$70,912,213	$41,366,470

Net Income	—	1,638,760

Balance December 31, 2019	$70,912,213	$43,005,230

Member Distributions	—	(2,190,900)

Net Loss	—	(6,200,182)

Balance March 31, 2020	$70,912,213	$34,614,148

	Member Contributions	Retained Earnings

Balance September 30, 2020	$70,912,213	$38,035,137

Member Distributions	—	(1,460,600)

Net Loss	—	(1,055,854)

Balance December 31, 2020	$70,912,213	$35,518,683

Member Distributions	—	(2,190,900)

Net Income	—	6,865,441

Balance March 31, 2021	$70,912,213	$40,193,224

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the six months ended March 31, 2021 and 2020, the Company produced approximately 67,896,000 and 67,034,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, the assumptions used in the analysis of the impairment of long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ materially from those estimates.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2021 and September 30, 2020, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2021 and September 30, 2020. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2021 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for the dried distillers grains loadout system. The Company also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and existing debt facilities. The Company anticipates completion of this project by early summer of 2021.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the three and six months ended March 31, 2021 and 2020.

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
March 31, 2021
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
2.  REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three and six months ended March 31, 2021 and 2020:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
Three Months Ended March 31, 2021 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$53,236,704	$—	$53,236,704
Distillers' grains	15,893,097	—	15,893,097
Corn Oil	3,615,082	—	3,615,082
Carbon Dioxide	123,375	—	123,375
Other Revenue	16,775	55,500	72,275
Total revenues from contracts with customers	72,885,033	55,500	72,940,533

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	24,971,414	24,971,414
Total revenues from contracts accounted for as derivatives	—	24,971,414	24,971,414
Total Revenues	$72,885,033	$25,026,914	$97,911,947

Six Months Ended March 31, 2021 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$102,608,280	$—	$102,608,280
Distillers' grains	28,851,464	—	28,851,464
Corn Oil	7,052,624	—	7,052,624
Carbon Dioxide	246,750	—	246,750
Other Revenue	26,775	104,975	131,750
Total revenues from contracts with customers	138,785,893	104,975	138,890,868

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	52,261,062	52,261,062
Total revenues from contracts accounted for as derivatives	—	52,261,062	52,261,062
Total Revenues	$138,785,893	$52,366,037	$191,151,930

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
Three Months Ended March 31, 2020 (Unaudited)

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

Six Months Ended March 31, 2020 (Unaudited)

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
March 31, 2021
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

3. CONCENTRATIONS

Two major customers accounted for approximately 80% and 91% of the outstanding accounts receivable balance at March 31, 2021 and September 30, 2020, respectively. These same two customers accounted for approximately 69% of revenue for the six month period ended March 31, 2021 and 82% of revenue for the six months ended March 31, 2020.

4.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2021 (Unaudited)	September 30, 2020
Ethanol Division:
Raw materials	$17,248,360	$2,465,782
Work in progress	2,127,217	1,508,084
Finished goods	5,631,811	3,833,939
Spare parts	3,592,261	3,523,781
Ethanol Division Subtotal	$28,599,649	$11,331,586
Trading Division:
Grain inventory	$9,027,375	$5,987,114
Trading Division Subtotal	9,027,375	5,987,114
Total Inventories	$37,627,024	$17,318,700

The Company had a net realizable value write-down of ethanol inventory of approximately $496,000 and $1,217,000 for the six months ended March 31, 2021, and 2020, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2021, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through July 2023 for approximately 5.7% of expected production needs for the next 28 months. Approximately 13.3% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and has determined that no impairment loss existed at March 31, 2021 and September 30, 2020. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
At March 31, 2021, the Ethanol Division had forward dried distiller grains sales contracts for approximately 32.3% of expected production for the next month at various fixed prices for delivery periods through April 2021. At March 31, 2021, the Company had forward corn oil contracts for approximately 40.7% of expected production for the next 9 months at various fixed prices for delivery through December 2021. Additionally, at March 31, 2021, the Trading Division had forward soybean purchase contracts for approximately 21.3% of expected origination for various delivery periods through February 2022. Approximately 16.9% of the forward soybean purchases were with related parties. At March 31, 2021, the Trading Division has forward soybean sales contracts for approximately 75.5% of expected obligations for various delivery periods through May 2021.

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

At March 31, 2021, the Ethanol Division had a net short (selling) position of 14,223,500 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of March 31, 2021 and are forecasted to settle for various delivery periods through July 2023. The Ethanol Division had a net short (selling) position of 3,780,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through June 2021. At March 31, 2021, the Trading Division also had a net short (selling) position of 1,587,975 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2021, forecasted to settle for various delivery periods through January 2022. At March 31, 2021, the Trading Division also had a net long (buying) position of 9,600,000 pounds of soybean oil under derivative contracts used to hedge its forward corn oil contract purchases. These soybean oil derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2021, forecasted to settle for various delivery periods through August 2021. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2021:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$16,842
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$3,214,073
Soybean Oil Derivative Contracts	Futures & Options Derivatives	$—	$111,534
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$1,516,755
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$1,859,473	$8,748

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
As of March 31, 2021, the Company had approximately $6,638,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Corn Futures and Options Contracts	Cost of Goods Sold	$2,536,537	$2,398,643	$(5,941,286)	$(12,106,842)
Ethanol Futures and Options Contracts	Revenues	(1,882,644)	(2,564,199)	579,082	154,754
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	—	—	(836)
Soybean Futures and Options Contracts	Cost of Goods Sold	724,217	651,376	(2,085,684)	(5,889,252)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(804,039)	(136,163)	(379,206)	1,543,084
Totals		$574,071	$349,657	$(7,827,094)	$(16,299,092)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(3,214,073)	$(3,214,073)	$(2,804,150)	$(409,923)	$—
Ethanol Futures and Options Contracts	$(16,842)	$(16,842)	$(16,842)	$—	$—
Soybean Oil Futures and Options Contracts	$(111,534)	$(111,534)	$(111,534)	$—	$—
Soybean Futures and Options Contracts	$(1,561,755)	$(1,561,755)	$(1,212,725)	$(349,030)	$—
Soybean Forward Purchase Contracts	$1,850,725	$1,850,725	$—	$1,850,725	$—
Soybean Inventory	$9,037,016	$9,037,016	$—	$9,037,016	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(740,993)	$(740,993)	$(718,333)	$(22,660)	$—
Ethanol Futures and Options Contracts	$(666,571)	$(666,571)	$(666,571)	$—	$—
Soybean Futures and Options Contracts	$(644,364)	$(644,364)	$(525,753)	$(118,611)	$—
Soybean Forward Purchase Contracts	$889,390	$889,390	$—	$889,390	$—
Soybean Inventory	$5,987,114	$5,987,114	$—	$5,987,114	$—

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

7.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate of LIBOR plus 290 basis points (2.9%) to each of the individual loans. The Revolving Credit Loan is assigned the one month LIBOR rate which changes on the first day of every month. The Declining Loan has interest charged based on the ninety day (three month) LIBOR rate. The interest rate is assigned at the beginning of the ninety day period and not all of the loans have the same interest rate beginning and ending dates. The loan agreement provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if our

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
working capital is less than $23,000,000 for any reporting period and a debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if working capital is equal to or more than $23,000,000. Effective January 26, 2021, the Company amended its loan agreement in order to increase the limit under the Revolving Credit Loan to $20,000,000.
On April 30, 2021, the loan agreement was amended to extend the termination date of the Declining Loan to February 28, 2023 and the Revolving Credit Loan to February 28, 2022 and modify the applicable interest rates for both loans. The amendment assigns an interest rate of the U.S. Prime Rate as published in The Wall Street Journal minus 15 basis points (.15%) to the Declining Loan and the U.S. Prime Rate as published in The Wall Street Journal minus 25 basis points (.25%) to the Revolving Credit Loan. The interest rates may change each day that Prime Rate may change, but not more than once per day. The amendment also establishes a minimum interest rate for each loan. The minimum interest rate for the Declining Loan is 2.85% and for the Revolving Credit Loan is 2.75%.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 and such amount is to be available for working capital purposes. The interest rate on the Declining Loan was 3.16% at March 31, 2021 and 3.13% at September 30, 2020. There were approximately $1,222,000 in borrowings outstanding on the Declining Loan at March 31, 2021 and no borrowings outstanding at September 30, 2020. The Declining Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2023.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate was 3.02% at March 31, 2021 and 3.06% at September 30, 2020. There were approximately $14,176,000 borrowings outstanding on the Revolving Credit Loan at March 31, 2021 and no borrowings outstanding at September 30, 2020. The Revolving Credit Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2022.

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

Paycheck Protection Program Loan

On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. The entire loan was used for payroll, utilities and interest on our loans; therefore, management anticipates that the loan will be substantially forgiven and is expected to record as a component of miscellaneous income once forgiveness has been granted. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over eighteen months beginning six months after the loan is executed. The Company intends to use the entire loan amount for qualifying expenses. The Company has applied for forgiveness and the entire loan was forgiven on April 19, 2021 which will be recorded as a component of other income at that time. As of March 31, 2021, the Company had not recognized any forgiveness of the loan.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
Long-term debt, as discussed above, consists of the following at March 31, 2021:

Paycheck Protection Program loan	$856,665
Declining Loan	1,222,417
Less amounts due within one year	275,840
Net long-term debt	$1,803,242

The estimated maturities of long-term debt at March 31, 2021 are as follows:

April 1, 2021 to March 31, 2022	$275,840
April 1, 2022 to March 31, 2023	1,794,826
April 1, 2023 to March 31, 2024	8,416
Total long-term debt	$2,079,082

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and six months ended March 31, 2021, the Company’s weighted average discount rate was 5.05%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and six months ended March 31, 2021, the weighted average remaining lease term was 2.2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of March 31, 2021:

For the Fiscal Year Ending September 30,
2021	$1,570,740
2022	2,384,022
2023	376,201
Totals	4,330,963
Amount representing interest	155,407
Lease liabilities	$4,175,556

For the three months ended March 31, 2021, the Company recorded operating lease costs of approximately $616,000 against ethanol revenue and $229,000 in cost of goods sold in the Company’s statement of operations. For the six months ended March 31, 2021, the Company recorded operating lease costs of approximately $1,116,000 against ethanol revenue and $459,000 in costs of goods sold in the Company's statement of operations.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The Company has since settled with the attorneys for the inventors. On March 2, 2020, the rulings were affirmed on appeal. GS CleanTech's petition for a rehearing of the appeal has been denied. On December 7, 2020, GS CleanTech petitioned the U.S. Supreme Court for a writ of certiorari to review the decision. The U.S. Supreme Court denied review of the lower court decision on February 22, 2021. The manufacturer has, and the Company expects it will continue, to vigorously defend itself and the Company.

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

Company management has estimated total costs to rehabilitate the cars at March 31, 2021, to be approximately $1,602,000. During the six months ended March 31, 2021, the Company has recorded a corresponding expense in cost of goods sold of approximately $149,000.

Boiler Replacement

The Company entered into a fixed commitment to replace one of its boilers. The boiler is being installed during April 2021. The estimated cost of the replacement is $800,000.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the six months ended March 31, 2021 ethanol sales average approximately 54% of total revenues and corn costs average 60% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021
supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout 2020 and 2021, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20% in March 2020. As margins improved in May of 2020, the Company began increasing its ethanol production rate to approximately 140 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. During the six months ended March 31, 2021 and thereafter, the market price of corn and soybeans increased significantly. As a result the Company has engaged its senior lender in discussions in order to increase its limit on its Revolving Credit Loan by $5,000,000 in order to provide additional working capital. The Company believes that with this anticipated increase, its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2021

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$72,885,033	$54,472,468	$138,785,893	$113,354,570
Trading division	25,026,914	12,806,224	52,366,037	17,660,973
Total Revenue	$97,911,947	$67,278,692	$191,151,930	$131,015,543

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Gross Profit (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$7,094,939	$(4,267,000)	$6,811,269	$(2,197,761)
Trading division	1,667,391	45,462	2,480,414	964,266
Total Gross Profit (Loss)	$8,762,330	$(4,221,538)	$9,291,683	$(1,233,495)

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$5,575,071	$(5,876,117)	$3,795,985	$(5,184,376)
Trading division	1,350,148	(271,782)	1,845,928	329,778
Total Operating Income (Loss)	$6,925,219	$(6,147,899)	$5,641,913	$(4,854,598)

	March 31, 2021	September 30, 2020
Grain Inventories:	(unaudited)
Ethanol division	$17,248,360	$2,465,782
Trading division	9,027,375	5,987,114
Total Grain Inventories	$26,275,735	$8,452,896

	March 31, 2021	September 30, 2020
Total Assets:	(unaudited)
Ethanol division	$134,194,421	$111,774,989
Trading division	20,612,763	17,962,289
Total Assets	$154,807,184	$129,737,278

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month period ended March 31, 2021, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

    The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the impact of the COVID-19 pandemic. In response to these unfavorable operating conditions and a slowdown in global and regional economic activity resulting from COVID-19, we reduced our ethanol production rate by approximately 20% in March of 2020. However, beginning in May of 2020, we returned to full production and are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.

    On February 3, 2021, we executed a Sixteenth Amendment of First Amended and Restated Construction Loan Agreement, to be effective as of January 26, 2021, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Sixteenth Amendment") with our primary lender, First National Bank of Omaha ("FNBO"). The primary purposes of the Sixteenth Amendment were to extend the termination dates of the Revolving Credit Loan and Declining Revolving Loan to April 30, 2021, and increase the limit under the Revolving Credit Loan to $20,000,000. In connection with the Sixteenth Amendment, we executed a First Amended and Restated Revolving Credit Note.

On February 9, 2021, our board of directors declared a cash distribution of $150 per membership unit to the holders of units of record at the close of business on February 9, 2021 for a total distribution of $2,190,900. The distribution was paid in February, 2021.

On April 30, 2021, we executed a Seventeenth Amendment of First Amended and Restated Construction Loan Agreement which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Seventeenth Amendment") with FNBO. The primary purposes of the Seventeenth Amendment were to extend the termination dates of the Declining Loan to February 28, 2023 and the Revolving Credit Loan to February 28, 2022 and modify the applicable interest rates for both loans.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three month ended March 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenue	$97,911,947	100.0	$67,278,692	100.0
Cost of Goods Sold	89,149,617	91.1	71,500,230	106.3
Gross Profit (Loss)	8,762,330	8.9	(4,221,538)	(6.3)
Operating Expenses	1,837,111	1.9	1,926,361	2.9
Operating Income (Loss)	6,925,219	7.1	(6,147,899)	(9.1)
Other Expense, Net	(59,778)	(0.1)	(52,283)	(0.1)
Net Income (Loss)	$6,865,441	7.0	$(6,200,182)	(9.2)

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the three months ended March 31, 2021 and 2020:

	2021		2020
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$72,885,033	74.4%	$54,472,468	81.0%
Trading division	25,026,914	25.6%	12,806,224	19.0%
Total Revenue	$97,911,947	100.0%	$67,278,692	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$53,236,704	73.0%	$40,095,335	73.6%
Distillers Grains	15,893,097	21.8	11,353,268	20.9
Corn Oil	3,615,082	5.0	2,667,214	4.9
Carbon Dioxide	123,375	0.2	123,375	0.2
Other Revenue	16,775	—	233,276	0.4
Total Revenues	$72,885,033	100.0%	$54,472,468	100.0%

    Ethanol

    Our revenues from ethanol increased in the three months ended March 31, 2021 as compared the to the same period in 2020. This increase in revenues is primarily the result an increase in the price per gallon of ethanol sold and the timing of those shipments for the three months ended March 31, 2021 as compared to the same period in 2020.

    The average price per gallon of ethanol sold for the three months ended March 31, 2021 was approximately 47% higher than the average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices have been higher for the current period as a result of increased export demand, higher corn prices and lower ethanol production due to some plants curtailing production in response to poor market conditions. In addition, ethanol prices for the three months ended March 31, 2020 were negatively impacted by industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic.

Management anticipates that ethanol prices may remain strong in the near term provided that export demand continues at current levels. In addition, if corn prices remain high that would likely contribute to higher ethanol prices. A seasonal increase in domestic fuel demand due to summer driving is also expected to have a positive affect on ethanol prices. However, as certain ethanol plants return to higher production levels as operating conditions improve, industry over-production could have a negative effect on prices which would be exacerbated if restrictions continue in certain areas of the United States due to the COVID-19 pandemic. Declines in ethanol exports due to decreased global fuel consumption or continued trade disputes with foreign governments such as China would also likely contribute to lower ethanol prices and potentially negative operating margins.

    We experienced a decrease in ethanol gallons sold of approximately 10% for the three months ended March 31, 2021 as compared to the same period in 2020 resulting primarily from decreased ethanol production rates for the period due to logistic constraints, mechanical repairs and throttling back production due to a large increase in natural gas prices during the period. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we are installing an ethanol recovery system which we expect will be operational during the first half of fiscal 2021 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the three months ended March 31, 2021 as compared to the same period in 2020. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended March 31, 2021 as compared to the same period in 2020.

    The average price per ton of distillers grains sold for the three months ended March 31, 2021 was approximately 37% higher than the average price per ton of distillers grains sold for the same period in 2020. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices and a decrease in distillers grains supply due to lower production resulting from some plants curtailing production in response to poor market conditions.

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

    We sold approximately 3% less tons of distillers grains in the three months ended March 31, 2021 as compared to the same period in 2020 resulting primarily from lower ethanol production levels for the period which resulted in decreased distillers grains production. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we are forced to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

    Corn Oil

    Our revenues from corn oil sales increased in the three months ended March 31, 2021 as compared to the same period in 2020 which was mainly the result of an increase in the average price per pound for corn oil. We sold approximately 4% less tons of corn oil in the three months ended March 31, 2021 as compared to the same period in 2020 due to lower ethanol production, resulting in lower corn oil production.

The average price per pound of corn oil was approximately 42% higher for the three months ended March 31, 2021 as compared to the same period in 2020. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with corn oil.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an increase in corn oil supply as operating conditions improve and ethanol plants increase production levels. However, the extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices.

    We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we are forced to reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$24,971,414	99.8%	$12,782,224	99.8%
Other Revenue	55,500	0.2	24,000	0.2
Total Revenues	$25,026,914	100.0%	$12,806,224	100.0%

Soybeans

    During the three months ended March 31, 2021 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended March 31, 2021 as compared the to the same period in 2020. This increase in revenues is the result of an increase in bushels of soybeans sold of approximately 37% for the three months ended March 31, 2021 as compared to the same period in 2020 resulting primarily from more conducive market conditions for selling for the three months ending March 31, 2021.
    We also experienced an increase in the average price per bushel of soybeans sold for the three months ended March 31, 2021 that was approximately 41% higher than our average price per bushel of soybeans sold for the same period in 2020 due to higher futures prices. The average price per bushel of soybeans sold was $13.07 based on sales of approximately 1,897,000 bushels for the three months ended March 31, 2021. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 91% for the three months ended March 31, 2021 as compared to approximately 106% for the same period in 2020. This decrease in cost of goods sold as a percentage of revenues was the result of increased profit margins in the marketplace for the three months ended March 31, 2021 as compared to the same period in 2020. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2021, we used approximately 2% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2020 due to lower ethanol production levels for the period. During the three months ended March 31, 2021, our average price paid per bushel of corn was approximately 18% higher as compared to the same period in 2020 due primarily to a smaller crop carryout from 2020's harvest and concerns that the anticipated planting acres for 2021 will be insufficient to compensate for the smaller 2020 crop.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended March 31, 2021 as compared to the same period in 2020. This increase in cost of natural gas for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily the result of mechanical repairs resulting in decreased natural gas efficiencies resulting in the use of approximately 1% more natural gas for the three months ended March 31, 2021 as compared to the same period in 2020. Our average price per MMBTU of natural gas was also 5.53% higher during the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to colder weather resulting in an increase in demand.

    If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2021 and 2020:

	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$23,359,523	93.3%	$12,760,762	99.6%
Total Cost of Goods Sold	$23,359,523	93.3%	$12,760,762	99.6%

    Soybeans

    During the three months ended March 31, 2021, our cost was primarily the procurement of soybeans sold. During the three months ended March 31, 2021, our average price paid per bushel of soybeans was approximately 33% higher as compared to the same period in 2020 due to concerns over a smaller crop for 2020, smaller carryout of soybean inventory from the 2019 harvest and increased demand from China. We also purchased 102.21% more bushels of soybeans in the three months ended March 31, 2021 compared to 2020 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 2% for the three months ended March 31, 2021 as compared to operating expenses of approximately 3% of revenues for the same period in 2020. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the three months ended March 31, 2021 primarily due to increased efficiencies partially offset by a decrease in ethanol production compared to the same period in 2020.

Operating Income (Loss)

    Our income from operations for the three months ended March 31, 2021 was approximately 7% of revenues as compared to operating loss of approximately (9)% of revenues for the same period in 2020. The increase in operating income for the three months ended March 31, 2021 was primarily the result of increased ethanol to corn margins.

Other Expense

    We had other expense of approximately (0.1)% of revenues for the three months ended March 31, 2021 compared to other expense of approximately (0.1)% of revenues for the same period in 2020.

Results of Operations for the Six Months Ended March 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenue	$191,151,930	100.0%	$131,015,543	100.0%
Cost of Goods Sold	181,860,247	95.1	132,249,038	100.9
Gross Profit (Loss)	9,291,683	4.9	(1,233,495)	(0.9)
Operating Expenses	3,649,770	1.9	3,621,103	2.8
Operating Income (Loss)	5,641,913	3.0	(4,584,598)	(3.5)
Other Income, Net	167,674	0.1	293,176	0.2
Net Income (Loss)	$5,809,587	3.1%	$(4,561,422)	(3.3)%

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
    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the six months ended March 31, 2021 and 2020:

	2021		2020
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$138,785,893	72.6%	$113,354,570	86.5%
Trading division	52,366,037	27.4	17,660,973	13.5
Total Revenue	$191,151,930	100.0%	$131,015,543	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$102,608,280	73.0%	$85,675,558	73.6%
Distillers Grains	28,851,464	21.8	22,181,618	20.9
Corn Oil	7,052,624	5.0	5,007,568	4.9
Carbon Dioxide	246,750	0.2	246,750	0.2
Other Revenue	26,775	—	243,076	0.4
Total Revenues	$138,785,893	100.0%	$113,354,570	100.0%

Ethanol

    Our revenues from ethanol increased in the six months ended March 31, 2021 as compared the to the same period in 2020. This increase in revenues is primarily the result an increase in the price per gallon of ethanol sold for the six months ended March 31, 2021 as compared to the same period in 2020.

    The average price per gallon of ethanol sold for the six months ended March 31, 2021 was approximately 17% higher than the average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices have been higher for the current period as a result of increased export demand, higher corn prices and lower ethanol production due to some plants curtailing production in response to poor market conditions. In addition, ethanol prices for the six months ended March 31, 2020 were negatively impacted by industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic near the end of the period.

Management anticipates that ethanol prices may remain strong in the near term provided that export demand continues at current levels. In addition, if corn prices remain high that would likely contribute to higher ethanol prices. A seasonal increase in domestic fuel demand due to summer driving is also expected to have a positive affect on ethanol prices. However, as certain ethanol plants return to higher production levels as operating conditions improve, industry over-production could have a negative effect on prices which would be exacerbated if restrictions continue in certain areas of the United States due to the COVID-19 pandemic. Declines in ethanol exports due to decreased global fuel consumption or continued trade disputes with foreign governments such as China would also likely contribute to lower ethanol prices and potentially negative operating margins.

We experienced an increase in ethanol gallons sold of approximately 2% for the six months ended March 31, 2021 as compared to the same period in 2020 resulting primarily from increased ethanol production rates for the period due to increased efficiencies. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we are installing an ethanol recovery system which we expect will be operational during the first half of fiscal 2021 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

    Distillers Grains

    Our revenues from distillers grains increased in the six months ended March 31, 2021 as compared to the same period in 2020. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended March 31, 2021 as compared to the same period in 2020.

    The average price per ton of distillers grains sold for the six months ended March 31, 2021 was approximately 27.36% higher than the average price per ton of distillers grains sold for the same period in 2020. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices and a decrease in distillers grains supply due to lower production resulting from some plants curtailing production in response to poor market conditions.

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

    We sold approximately 1% less tons of distillers grains in the six months ended March 31, 2021 as compared to the same period in 2020 resulting primarily from logistical constraints. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we are forced to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

    Corn Oil

    Our revenues from corn oil sales increased in the six months ended March 31, 2021 as compared to the same period in 2020 which was mainly the result of increased volume of sales and an increase in the average price per pound for corn oil. We sold approximately 8.00% more tons of corn oil in the six months ended March 31, 2021 as compared to the same period in 2020 due to higher corn oil yield on average resulting in higher corn oil production.

The average price per pound of corn oil was approximately 27% higher for the six months ended March 31, 2021 as compared to the same period in 2020. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with corn oil.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an increase in corn oil supply as operating conditions improve and ethanol plants increase production levels. However, the extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices.

    We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we are forced to reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$52,261,062	99.8%	$17,607,523	99.7%
Other Revenue	104,975	0.2	53,450	0.3
Total Revenues	$52,366,037	100.0%	$17,660,973	100.0%

Soybeans

    During the six months ended March 31, 2021 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the six months ended March 31, 2021 as compared the to the same period in 2020. This increase in revenues is the result of an increase in bushels of soybeans sold of approximately 133% for the six months ended March 31, 2021 as compared to the same period in 2020 resulting primarily from more conducive market conditions for selling for the six months ending March 31, 2021.
    We also experienced an increase in the average price per bushel of soybeans sold for the six months ended March 31, 2021 that was approximately 29% higher than our average price per bushel of soybeans sold for the same period in 2020 due to higher futures prices. The average price per bushel of soybeans sold was $12.02 based on sales of approximately $4,349,632 bushels for the six months ended March 31, 2021. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 95% for the six months ended March 31, 2021 as compared to approximately 101% for the same period in 2020. This decrease in cost of goods sold as a percentage of revenues was the result of increased profit margins in the marketplace for the six months ended March 31, 2021 as compared to the same period in 2020. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2021, we used approximately 1% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2020 due to higher ethanol production levels for the period. During the six months ended March 31, 2021, our average price paid per bushel of corn was approximately 14% higher as compared to the same period in 2020 due primarily to a smaller crop carryout from 2020's harvest and concerns that the anticipated planting acres for 2021 will be insufficient to compensate for the smaller 2020 crop.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the six months ended March 31, 2021 as compared to the same period in 2020. This increase in cost of natural gas for the six months ended March 31, 2021 as compared to the same period in 2020 was primarily the result of increased ethanol production resulting in the use of approximately 3% more natural gas for the six months ended March 31, 2021 as compared to the same period in 2020. Our average price per MMBTU of natural gas was also 4% higher during the six months ended March 31, 2021 as compared to the same period in 2020 primarily due to colder weather resulting in an increase in demand.

    If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2021 and 2020:

	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$49,885,623	95.3%	$16,696,707	94.5%
Total Cost of Goods Sold	$49,885,623	95.3%	$16,696,707	94.5%

Soybeans

    During the six months ended March 31, 2021, our cost was primarily the procurement of soybeans sold. During the six months ended March 31, 2021, our average price paid per bushel of soybeans was approximately 29% higher as compared to the same period in 2020 due to concerns over a smaller crop for 2020, smaller carryout of soybean inventory from the 2019 harvest and increased demand from China. We also purchased 98.12% more bushels of soybeans in the six months ended March 31, 2021 compared to 2020 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 2% for the six months ended March 31, 2021 as compared to operating expenses of approximately 3% of revenues for the same period in 2020. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the six months ended March 31, 2021 primarily due to optimizing efficiencies and increasing production compared to the same period in 2020.

Operating Income (Loss)

    Our income from operations for the six months ended March 31, 2021 was approximately 3% of revenues as compared to operating loss of approximately (3)% of revenues for the same period in 2020. The increase in operating income for the six months ended March 31, 2021 was primarily the result of increased ethanol to corn margins.

Other Income

    We had other income of approximately 0.1% of revenues for the six months ended March 31, 2021 compared to other income of approximately 0.2% of revenues for the same period in 2020. This decrease in other income for six months ended March 31, 2021, was primarily a result of the receipt of insurance proceeds recognized in the period ended March 31, 2020.

Changes in Financial Condition for the Six Months Ended March 31, 2021

    The following table highlights the changes in our financial condition:

	March 31, 2021 (Unaudited)	September 30, 2020
Current Assets	$74,799,786	$45,522,739
Long Term Assets	$80,007,398	$84,214,539
Current Liabilities	$38,827,874	$16,442,809
Long-Term Liabilities	$4,873,873	$4,347,119
Members' Equity	$111,105,437	$108,947,350

    We experienced an increase in our current assets at March 31, 2021 as compared to September 30, 2020. This increase was primarily driven by an increase in inventory and accounts receivable at March 31, 2021 due primarily to commodity prices conducive to producer selling and timing of shipments at March 31, 2021 as compared to September 30, 2020.

    We experienced a decrease in our long term assets in the quarter ended March 31, 2021 as compared to September 30, 2020 due primarily to routine depreciation on long-term assets.

    We experienced an increase in our total current liabilities at March 31, 2021 as compared to September 30, 2020. This increase was primarily due to borrowings on our revolving credit loan and checks written in excess of our bank balance.

    We experienced an increase in our long-term liabilities as of March 31, 2021 as compared to September 30, 2020 as a result of the declining life on leases due to the implementation of ASC 842 and an increase in long-term debt, net of current maturities.

Liquidity and Capital Resources

    We, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we reduced our ethanol production rate by approximately 20% in March 2020.  However, as margins improved in May of 2020, we returned to full production and are currently operating at approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  We continue to monitor COVID-19 developments and the effect on demand for our products in order to determine whether future adjustments to production are warranted.

    The market price of corn and soybeans has recently increased significantly. As a result, we increased our limit on our Revolving Credit Loan by $5,000,000 in order to protect our risk management strategy. Based on financial forecasts performed by our management, we anticipate that with this increase in our credit, we will have sufficient cash from our credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking any additional financing during our 2021 fiscal year other than described above. However, should the current unfavorable operating conditions in the ethanol industry worsen or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit or seek to increase our limits for operations.

The following table shows cash flows for the six months ended March 31, 2021 and 2020:

	2021	2020
Net cash used for operating activities	$(24,980,886)	$(9,416,965)
Net cash used for investing activities	(2,364,507)	(1,082,988)
Net cash provided by (used for) financing activities	17,797,803	(3,199,759)
Net decrease in Cash and Restricted Cash	(9,547,590)	(13,699,712)
Cash and Restricted Cash, beginning of period	16,913,982	22,034,120
Cash and Restricted Cash, end of period	$7,366,392	$8,334,408

Cash Flow used for Operations

We experienced a increase in our cash flow used for operations for the six months ended March 31, 2021 as compared to the same period in 2020. This was primarily the result of changes in inventory and trade accounts receivable, partially offset by net income during the six months ended March 31, 2021 as compared to the same period in 2020.

Cash Flow used for Investing Activities

We used more cash in investing activities for the six months ended March 31, 2021 as compared to the same period in 2020. This increase was primarily the result of increased amounts paid for construction in progress during the period ended March 31, 2021 compared with the same period in 2020.

Cash Flow provided by (used for) Financing Activities

We had more cash provided by financing activities for the six months ended March 31, 2021 as compared to the same period in 2020. This increase was primarily the result of increased net borrowings on our bank financing. We also used cash for payments to our investors in the form of distributions during the six months ended March 31, 2021.

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
Short and Long Term Debt Sources
We have a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details. Effective January 26, 2021, we amended the loan agreement in order to extend the termination dates of the Declining Loan and Revolving Credit Loan to April 30, 2021, and increase the limit under the Revolving Credit Loan to $20,000,000.
On April 30, 2021, we executed a Seventeenth Amendment of First Amended and Restated Construction Loan Agreement which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Seventeenth Amendment") with FNBO. The primary purposes of the Seventeenth Amendment were to extend the termination dates of the Declining Loan to February 28, 2023 and the Revolving Credit Loan to February 28, 2022 and modify the applicable interest rates for both loans. The Seventeenth Amendment assigns an interest rate of the U.S. Prime Rate as published in The Wall Street Journal minus 15 basis points (.15%) to the Declining Loan and the U.S. Prime Rate as published in The Wall Street Journal minus 25 basis points (.25%) to the Revolving Credit Loan. The Seventeenth Amendment also establishes a minimum interest rate for the Declining Loan of 2.85% and for the Revolving Credit Loan of 2.75%.

Declining Loan

    The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at March 31, 2021 was 3.16%. There were $1,222,417 in borrowings outstanding on the Declining Loan at March 31, 2021 and no borrowings outstanding at September 30, 2020. The Declining Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2023.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at March 31, 2021 was 3.02%. There were $14,176,000 in borrowings outstanding at March 31, 2021 and no borrowings outstanding at September 30, 2020. The Revolving Credit Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2022.

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

We are complying with our financial covenants and the other terms of our loan agreements at March 31, 2021. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2021. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Paycheck Protection Program Loan

    In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. The entire loan was used for payroll, utilities and interest on our loans; therefore management anticipates that the loan will be substantially forgiven.  In April 2021, we received and recognized the forgiveness of the Paycheck Protection Program Loan.

Capital Improvements

    The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate and maintain our facility. These improvements include updates to our heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for our dried distillers grains loadout system. We have also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and our existing debt facilities. We anticipate completion of this project by early summer of 2021.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended March 31, 2021.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were borrowings in the amount of approximately $1,222,000 outstanding on the Declining Loan and the applicable interest rate was 3.16% at March 31, 2021. There were borrowings in the amount of approximately $14,176,000 outstanding on the Revolving Credit Loan at March 31, 2021 and the applicable interest rate was 3.02%. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2021, would be approximately $47,000.

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

    The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Corn Derivative Contracts	$(5,941,286)	$(12,106,842)	$2,536,537	$2,398,643
Ethanol Derivative Contracts	579,082	154,754	(1,882,644)	$(2,564,199)
Natural Gas Derivative Contracts	—	(836)	—	—
Soybean Derivative Contracts	(2,085,684)	(5,889,252)	724,217	651,376
Soybean Forward Purchase and Sales Contracts	(379,206)	1,543,084	(804,039)	(136,163)
Totals	$(7,827,094)	$(16,299,092)	$574,071	$349,657

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of March 31, 2021 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from March 31, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2021	Approximate Adverse Change to Income
Natural Gas	33,000,000	MMBTU	10%	$387,000
Ethanol	138,000,000	Gallons	10%	$25,875,000
Corn	46,800,000	Bushels	10%	$23,539,000
DDGs	324,000	Tons	10%	$6,624,000
Corn Oil	43,980,000	Pounds	10%	$1,617,000
Soybeans	5,000,000	Bushels	10%	$6,432,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our second quarter of our 2021 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

GS CleanTech subsequently filed suit against another group of defendants which were joined with the MDL. On October 23, 2014, the United States District Court granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. On March 2, 2020, the rulings by the United District Court were affirmed by the appellate court. On December 7, 2020, GS CleanTech petitioned the U.S. Supreme Court for a writ of certiorari to review the decision. The U.S. Supreme Court denied the petition on February 22, 2021.
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

Item 1A.    Risk Factors

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

On April 30, 2021, we executed a Seventeenth Amendment of First Amended and Restated Construction Loan Agreement which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Seventeenth Amendment") with FNBO. The primary purposes of the Seventeenth Amendment were to extend the termination dates of the Declining Loan to February 28, 2023 and the Revolving Credit Loan to February 28, 2022 and modify the applicable interest rates for both loans. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Seventeenth Amendment of First Amended and Restated Construction Loan Agreement*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.*
101	The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2021 and September 30, 2020, (ii) Condensed Statements of Operations for the three and six months ended March 31, 2021 and 2020, (iv) Condensed Statements of Changes in Members' Equity for the three and six months ended March 31, 2021 and 2020, and (v) the Notes to Condensed Unaudited Financial Statements.**
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	May 5, 2021	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)