Form 10-Q
period 2021-06-30
Cardinal Ethanol LLC
filed 2021-08-04
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021.

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
☐ Yes     ☒ No

As of August 4, 2021, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2021	September 30, 2020
	(Unaudited)
Current Assets
Cash	$7,695,998	$12,950,558
Restricted cash	11,535,807	3,963,424
Trade accounts receivable	19,275,222	9,174,937
Miscellaneous receivables	720,359	813,060
Inventories	23,427,872	17,318,700
Prepaid and other current assets	471,865	186,761
Futures & options derivatives	144,594	—
Forward purchase/sales derivatives	2,738,873	1,115,299
Total current assets	66,010,590	45,522,739

Property, Plant, and Equipment, Net	72,062,475	78,003,177

Other Assets
Operating lease right of use asset, net	3,129,075	4,951,592
Investment	1,259,770	1,259,770
Total other assets	4,388,845	6,211,362

Total Assets	$142,461,910	$129,737,278

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Contract liability	$—	$15,000
Accounts payable	3,629,950	4,154,598
Accounts payable - grain	6,854,281	5,673,785
Accrued expenses	1,368,557	1,407,746
Futures & options derivatives	8,577,179	2,051,928
Forward purchase/sales derivatives	73,716	225,909
Operating lease liability current	2,296,351	2,638,003
Current maturities of long-term debt	—	275,840
Total current liabilities	22,800,034	16,442,809

Long-Term Liabilities
Long-term debt, net of current maturities	1,222,417	580,825
Operating lease long-term liabilities	833,312	2,313,694
Liability for railcar rehabilitation costs	1,676,160	1,452,600
Total long-term liabilities	3,731,889	4,347,119

Commitments and Contingencies	—	—

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	45,017,774	38,035,137
Total members' equity	115,929,987	108,947,350

Total Liabilities and Members’ Equity	$142,461,910	$129,737,278
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$117,272,974	$51,252,061	$308,424,904	$182,267,602

Cost of Goods Sold	107,665,033	49,594,125	289,525,280	181,843,166

Gross Profit	9,607,941	1,657,936	18,899,624	424,436

Operating Expenses	1,758,914	1,590,121	5,408,684	5,211,222

Operating Income (Loss)	7,849,027	67,815	13,490,940	(4,786,786)

Other Income (Expense)
Interest expense	(61,884)	(36,797)	(137,959)	(170,789)
Miscellaneous income	(41,393)	4,078	202,356	431,249
Total	(103,277)	(32,719)	64,397	260,460

Net Income (Loss)	$7,745,750	$35,096	$13,555,337	$(4,526,326)

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$530	$2	$928	$(310)

Distributions Per Unit	$200	$—	$450	$150

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net income (loss)	$13,555,337	$(4,526,326)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	8,436,814	8,405,952
Change in fair value of commodity derivative instruments	4,604,890	879,251
Loss on sale of equipment	906,785	—
Forgiveness of Paycheck Protection Program loan	(856,665)	—
Trade accounts receivable	(10,100,285)	(528,801)
Miscellaneous receivables	92,701	913,912
Inventories	(6,109,172)	(5,854,518)
Prepaid and other current assets	(285,104)	(395,679)
Contract liability	(15,000)	—
Accounts payable	(287,924)	1,649,227
Accounts payable - grain	1,180,496	(4,115,645)
Accrued expenses	(194,925)	869,822
Liability for railcar rehabilitation costs	223,560	223,560
Due to broker	—	(1,589,324)
Net cash provided by (used for) operating activities	11,151,508	(4,068,569)

Cash Flows from Investing Activities
Capital expenditures	—	(14,372)
Payments for construction in progress	(3,483,402)	(2,145,782)
Net cash used for investing activities	(3,483,402)	(2,160,154)

Cash Flows from Financing Activities
Distributions paid	(6,572,700)	(2,190,900)
Proceeds from revolving credit loan	106,024,134	—
Payments on revolving credit loan	(106,024,134)	—
Proceeds from long-term debt	1,222,417	856,665
Payments on long-term debt	—	(1,513,288)
Net cash used for financing activities	(5,350,283)	(2,847,523)

Net Increase (Decrease) in Cash and Restricted Cash	2,317,823	(9,076,246)

Cash and Restricted Cash – Beginning of Period	16,913,982	22,034,120

Cash and Restricted Cash – End of Period	$19,231,805	$12,957,874
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$7,695,998	$7,859,170
Restricted Cash - Balance Sheet	11,535,807	5,098,704
Cash and Restricted Cash	$19,231,805	$12,957,874

Supplemental Cash Flow Information
Interest paid	$126,365	$221,507

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$220,736	$35,996

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings

Balance September 30, 2019	$70,912,213	$41,366,470

Net Income	—	1,638,760

Balance December 31, 2019	$70,912,213	$43,005,230

Member Distributions	—	(2,190,900)

Net Loss	—	(6,200,182)

Balance March 31, 2020	$70,912,213	$34,614,148

Net Income	—	35,096

Balance June 30, 2020	$70,912,213	$34,649,244

	Member Contributions	Retained Earnings

Balance September 30, 2020	$70,912,213	$38,035,137

Member Distributions	—	(1,460,600)

Net Loss	—	(1,055,854)

Balance December 31, 2020	$70,912,213	$35,518,683

Member Distributions	—	(2,190,900)

Net Income	—	6,865,441

Balance March 31, 2021	$70,912,213	$40,193,224

Member Distributions	—	(2,921,200)

Net Income	—	7,745,750

Balance June 30, 2021	$70,912,213	$45,017,774

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the nine months ended June 30, 2021 and 2020, the Company produced approximately 100,050,000 and 96,403,000 gallons of ethanol, respectively.

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
June 30, 2021
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2021 and September 30, 2020, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2021 and September 30, 2020. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2021 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for the dried distillers grains loadout system. The Company also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and existing debt facilities. The Company was nearing completion of the project during the third quarter subject to final testing which is anticipated to be finished during the late summer of 2021.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the three and nine months ended June 30, 2021 and 2020.

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
June 30, 2021
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
2.  REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source for the three and nine months ended June 30, 2021 and 2020:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
Three Months Ended June 30, 2021 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$79,943,407	$—	$79,943,407
Distillers' grains	14,701,286	—	14,701,286
Corn Oil	4,977,755	—	4,977,755
Carbon Dioxide	121,288	—	121,288
Other Revenue	14,650	14,875	29,525
Total revenues from contracts with customers	99,758,386	14,875	99,773,261

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	17,499,713	17,499,713
Total revenues from contracts accounted for as derivatives	—	17,499,713	17,499,713
Total Revenues	$99,758,386	$17,514,588	$117,272,974

Nine Months Ended June 30, 2021 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$182,551,687	$—	$182,551,687
Distillers' grains	43,552,750	—	43,552,750
Corn Oil	12,030,379	—	12,030,379
Carbon Dioxide	368,038	—	368,038
Other Revenue	41,425	119,850	161,275
Total revenues from contracts with customers	238,544,279	119,850	238,664,129

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	69,760,775	69,760,775
Total revenues from contracts accounted for as derivatives	—	69,760,775	69,760,775
Total Revenues	$238,544,279	$69,880,625	$308,424,904

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
Three Months Ended June 30, 2020 (Unaudited)

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

Nine Months Ended June 30, 2020 (Unaudited)

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
June 30, 2021
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

3. CONCENTRATIONS

Two major customers accounted for approximately 90% and 91% of the outstanding accounts receivable balance at June 30, 2021 and September 30, 2020, respectively. These same two customers accounted for approximately 73% of revenue for the nine months ended June 30, 2021 and 80% of revenue for the nine months ended June 30, 2020.

4.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2021 (Unaudited)	September 30, 2020
Ethanol Division:
Raw materials	$13,156,118	$2,465,782
Work in progress	2,763,273	1,508,084
Finished goods	2,010,227	3,833,939
Spare parts	3,706,859	3,523,781
Ethanol Division Subtotal	$21,636,477	$11,331,586
Trading Division:
Grain inventory	$1,791,395	$5,987,114
Trading Division Subtotal	1,791,395	5,987,114
Total Inventories	$23,427,872	$17,318,700

The Company had a net realizable value write-down of ethanol inventory of approximately $57,000 and $72,000 for the three months ended June 30, 2021, and 2020, respectively and $129,000 and $1,697,000 for the nine months ended June 30, 2021 and 2020, respectively.

In the ordinary course of business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2021, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2023 for approximately 10% of expected production needs for the next 30 months. Approximately 13% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and has determined that no impairment loss existed at June 30, 2021 and September 30, 2020. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
At June 30, 2021, the Ethanol Division had forward dried distiller grains sales contracts for approximately 18% of expected production for the next 2 months at various fixed prices for delivery periods through August 2021. At June 30, 2021, the Company had forward corn oil contracts for approximately 50% of expected production for the next 6 months at various fixed prices for delivery through December 2021. Additionally, at June 30, 2021, the Trading Division had forward soybean purchase contracts for approximately 12% of expected origination for various delivery periods through October 2023. Approximately 10% of the forward soybean purchases were with related parties.

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

At June 30, 2021, the Ethanol Division had a net short (selling) position of 14,869,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of June 30, 2021 and are forecasted to settle for various delivery periods through December 2022. The Ethanol Division had a net short (selling) position of 6,090,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2021. At June 30, 2021, the Trading Division also had a net short (selling) position of 1,473,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2021, forecasted to settle for various delivery periods through December 2023. At June 30, 2021, the Ethanol Division also had a net long (buying) position of 6,000,000 pounds of soybean oil under derivative contracts used to hedge its forward corn oil contract sales. These soybean oil derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2021, forecasted to settle for various delivery periods through December 2021. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2021:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$43,638
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$6,654,449
Soybean Oil Derivative Contracts	Futures & Options Derivatives	$144,594	$—
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$1,879,092
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$2,738,873	$73,716
As of June 30, 2021, the Company had approximately $11,536,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Corn Futures and Options Contracts	Cost of Goods Sold	$901,144	$3,299,787	$(11,254,118)	$(23,361,960)
Ethanol Futures and Options Contracts	Revenues	(1,189,256)	(3,753,455)	493,042	647,795
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	—	—	(836)
Soybean Futures and Options Contracts	Cost of Goods Sold	159,073	810,450	(2,625,108)	(8,513,405)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	190,883	54,719	(166,197)	1,376,887
Totals		$61,844	$411,501	$(13,552,381)	$(29,851,519)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$6,654,449	$6,654,449	$5,346,344	$1,308,105	$—
Ethanol Futures and Options Contracts	$43,638	$43,638	$43,638	$—	$—
Soybean Oil Futures and Options Contracts	$144,594	$144,594	$144,594	$—	$—
Soybean Futures and Options Contracts	$1,879,092	$1,879,092	1,268,375	$610,717	$—
Soybean Forward Purchase Contracts	$2,665,157	$2,665,157	$—	$2,665,157	$—
Soybean Inventory	$1,791,395	1,791,395	$—	$1,791,395	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(740,993)	$(740,993)	$(718,333)	$(22,660)	$—
Ethanol Futures and Options Contracts	$(666,571)	$(666,571)	$(666,571)	$—	$—
Soybean Futures and Options Contracts	$(644,364)	$(644,364)	$(525,753)	$(118,611)	$—
Soybean Forward Purchase Contracts	$889,390	$889,390	$—	$889,390	$—
Soybean Inventory	$5,987,114	$5,987,114	$—	$5,987,114	$—

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

7.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based upon the U.S. Prime Rate published in the Wall Street Journal to each of the individual loans. The Revolving Credit Loan is assigned the Prime Rate minus .25%. The Declining Loan has interest charged based on the Prime Rate minus .15%. The interest rate is for each loan changes daily with the prime rate. Also, each loan has a floor rate associated with it. The Revolving Line of Credit has a minimum rate of 2.75% and the Declining Revolving Note has a minimum interest rate of 2.85%. The loan agreement provides for a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly on a rolling four quarter average basis if the company's working capital is less than $23,000,000 for

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
any reporting period and a debt service charge coverage ratio of no less than 1.25:1.0 measured quarterly on a rolling four quarter average basis, in lieu of the fixed charge coverage ratio, if working capital is equal to or more than $23,000,000. Effective January 26, 2021, the Company amended its loan agreement in order to increase the limit under the Revolving Credit Loan to $20,000,000.
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
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 and such amount is to be available for working capital purposes. The interest rate on the Declining Loan was 3.40% at June 30, 2021 and 3.13% at September 30, 2020. There were approximately $1,222,000 in borrowings outstanding on the Declining Loan at June 30, 2021 and no borrowings outstanding at September 30, 2020. The Declining Loan was due to mature on April 30, 2021, but has since been renewed until February 28, 2023 at essentially the same terms.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate was 3.00% at June 30, 2021 and 3.06% at September 30, 2020. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2021 and September 30, 2020. The Revolving Credit Loan was due to mature on April 30, 2021, but has since been renewed until February 28, 2022 at essentially the same terms.

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

Paycheck Protection Program Loan

On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. The entire loan was used for payroll, utilities and interest on Company loans; therefore, the loan was eligible for complete forgiveness. The Company had applied for forgiveness; the entire loan was forgiven on April 19, 2021 and was recorded as a component of other income. As of June 30, 2021, the Company recognized forgiveness of the loan.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
Long-term debt, as discussed above, consists of the following at June 30, 2021:

Declining Loan	$1,222,417
Less amounts due within one year	—
Net long-term debt	$1,222,417

The estimated maturities of long-term debt at June 30, 2021 are as follows:

July 1, 2021 to June 30, 2022	$1,222,417
Total long-term debt	$1,222,417

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and nine months ended June 30, 2021, the Company’s weighted average discount rate was 4.71%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and nine months ended June 30, 2021, the weighted average remaining lease term was 1.28 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of June 30, 2021:

For the Fiscal Year Ending September 30,
2021	$729,344
2022	2,159,922
2023	338,851
Totals	3,228,117
Amount representing interest	(98,454)
Lease liabilities	$3,129,663

For the three months ended June 30, 2021, the Company recorded operating lease costs of approximately $710,000 against ethanol revenue and $229,000 in cost of goods sold in the Company’s statement of operations. For the nine months ended June 30, 2021, the Company recorded operating lease costs of approximately $1,826,000 against ethanol revenue and $688,000 in costs of goods sold in the Company's statement of operations.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system in a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The rulings have since been affirmed on appeal and on February 22, 2021 the U.S. Supreme Court declined to review the decision. The court has yet to rule on the final attorney fees to be awarded to the defendants.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2021. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s).

Company management has estimated total costs to rehabilitate the cars at June 30, 2021, to be approximately $1,676,000. During the nine months ended June 30, 2021, the Company has recorded a corresponding expense in cost of goods sold of approximately $224,000.

Boiler Replacement

The Company entered into a fixed commitment to replace one of its boilers. The boiler was installed during April 2021 and is operating as expected. The cost of the replacement was approximately $918,000.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the nine months ended June 30, 2021 ethanol sales average approximately 59% of total revenues and corn costs average 65% of total cost of goods sold.

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

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout 2020 and 2021, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20% in March 2020. As margins improved in May of 2020, the Company began increasing its ethanol

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021
production rate to approximately 140 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. During the nine months ended June 30, 2021 and thereafter, the market price of corn and soybeans increased significantly. As a result the Company has increased its limit on its Revolving Credit Loan by $5,000,000 in order to provide additional working capital. The Company believes that with this increase, its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$99,758,386	$45,237,858	$238,544,279	$158,592,426
Trading division	17,514,588	6,014,203	69,880,625	23,675,176
Total Revenue	$117,272,974	$51,252,061	$308,424,904	$182,267,602

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross Profit (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$9,783,375	$1,141,810	$16,594,643	$(1,055,956)
Trading division	(175,434)	516,126	2,304,981	1,480,392
Total Gross Profit	$9,607,941	$1,657,936	$18,899,624	$424,436

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$8,341,704	$(131,068)	$12,137,688	$(5,315,449)
Trading division	(492,677)	198,883	1,353,252	528,663
Total Operating Income (Loss)	$7,849,027	$67,815	$13,490,940	$(4,786,786)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2021

	June 30, 2021	September 30, 2020
Raw Material Inventories:	(unaudited)
Ethanol division	$13,156,118	$2,465,782
Trading division	1,791,395	5,987,114
Total Raw Material Inventories	$14,947,513	$8,452,896

	June 30, 2021	September 30, 2020
Total Assets:	(unaudited)
Ethanol division	$134,244,470	$111,774,989
Trading division	8,217,440	17,962,289
Total Assets	$142,461,910	$129,737,278

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month period ended June 30, 2021, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

    On April 30, 2021, we executed a Seventeenth Amendment of First Amended and Restated Construction Loan Agreement which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Seventeenth Amendment") with First National Bank of Omaha ("FNBO"). The primary purposes of the Seventeenth Amendment were to extend the termination dates of the Declining Loan to February 28, 2023 and the Revolving Credit Loan to February 28, 2022 and modify the applicable interest rates for both loans. The interest rates for these two loans are based on the U.S. Prime Rate published in the Wall Street Journal. The interest rate on the Declining Loan is the prime rate minus .15 percent and the interest rate on the Revolving Credit Loan is the prime rate minus .25 percent.

Effective June 1, 2021, we entered into a Third Amendment to Carbon Dioxide Purchase and Sale Agreement (the "Amendment") which amends the Carbon Dioxide Purchase and Sale Agreement dated March 8, 2010, as amended on November 22, 2011 and April 30, 2020 (the "Agreement") with Air Products and Chemicals, Inc. ("Air Products"). The Amendment extended the initial term of the Agreement to May 31, 2026 with automatic one-year renewal periods thereafter unless terminated by either party by providing at least six months written notice prior to the expiration of the term. The Amendment amended the price paid for carbon dioxide subject to a price adjustment in the event of a take or pay shortfall. The Amendment also provided that we may do anything we wish with excess carbon dioxide gas produced provided that if the excess is sold to competitors of Air Products then Air Products' annual take or pay obligation will be reduced accordingly and Air Products has the option to terminate the Agreement upon 90 days written notice. In addition, the Amendment provides that, after the three year anniversary of the Effective Date, Cardinal may, after providing the required notice, terminate the Agreement upon the occurrence of a Change of Control Event as defined in the Amendment or if Cardinal decides to sequester its carbon dioxide.

On June 15, 2021, our Board of Directors declared a cash distribution of $200 per membership unit to the holders of units of record at the close of business on June 15, 2021 for a total distribution of $2,921,200. The distribution was paid in June 2021.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three month ended June 30, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenue	$117,272,974	100.0	$51,252,061	100.0
Cost of Goods Sold	107,665,033	91.8	49,594,125	96.8
Gross Profit	9,607,941	8.2	1,657,936	3.2
Operating Expenses	1,758,914	1.5	1,590,121	3.1
Operating Income	7,849,027	6.7	67,815	0.1
Other Expense, Net	(103,277)	(0.1)	(32,719)	(0.1)
Net Income	$7,745,750	6.6	$35,096	—

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the three months ended June 30, 2021 and 2020:

	2021		2020
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$99,758,386	85.1%	$45,237,858	88.3%
Trading division	17,514,588	14.9%	6,014,203	11.7%
Total Revenue	$117,272,974	100.0%	$51,252,061	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$79,943,407	80.1%	$31,322,704	69.2%
Distillers Grains	14,701,286	14.7	9,770,811	21.6
Corn Oil	4,977,755	5.0	2,225,717	4.9
Carbon Dioxide	121,288	0.1	123,375	0.3
Other Revenue	14,650	—	1,795,251	4.0
Total Revenues	$99,758,386	99.9%	$45,237,858	100.0%

    Ethanol

    Our revenues from ethanol increased in the three months ended June 30, 2021 as compared the to the same period in 2020. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold for the three months ended June 30, 2021 as compared to the same period in 2020.

    The average price per gallon of ethanol sold for the three months ended June 30, 2021 was approximately 122% higher than the average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices have been higher for the current period due to the seasonal increase in domestic fuel demand due to summer driving. Higher oil and corn prices for the period have also contributed to higher ethanol prices. In addition, ethanol prices for the three months ended June 30, 2020 were negatively impacted by industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic.

Management anticipates that ethanol prices may remain strong in the near term as a result of higher domestic fuel demand due to summer driving. In addition, if corn prices remain high that would likely contribute to higher ethanol prices. However, as certain ethanol plants have returned to higher production levels as operating conditions improve, industry over-production could have a negative effect on prices and potentially negative operating margins. Declines in ethanol exports and continued trade disputes with foreign governments such as China would also likely contribute to lower ethanol prices. In addition, the U.S. Supreme Court's recent decision regarding small refinery waivers could result in the EPA granting additional waivers to oil refineries seeking relief from ethanol use requirements. If that were to occur, ethanol prices could be negatively affected. A recent decision by a federal appeals court that the EPA rule change allowing year-round sale of E15 could also have a negative effect on domestic demand and ethanol prices.

    We experienced an increase in ethanol gallons sold of approximately 16% for the three months ended June 30, 2021 as compared to the same period in 2020 resulting primarily from increased ethanol production rates for the period. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we have installed an ethanol recovery system which we expect will be fully operational during the late summer of 2021 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the three months ended June 30, 2021 as compared to the same period in 2020. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended June 30, 2021 as compared to the same period in 2020.

    The average price per ton of distillers grains sold for the three months ended June 30, 2021 was approximately 41% higher than the average price per ton of distillers grains sold for the same period in 2020. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices towards the beginning of the current period which resulted in end users seeking out distillers grains as the lower cost alternative. However, towards the end of the current period, soybean meal production began to outpace demand driving prices of soybean meal and distillers grains lower.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there continues to be an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. In addition, trade barriers with foreign countries have had a negative effect on export demand in the past. If trade disputes with foreign countries such as China are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 5% more tons of distillers grains in the three months ended June 30, 2021 as compared to the same period in 2020 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

    Corn Oil

    Our revenues from corn oil sales increased in the three months ended June 30, 2021 as compared to the same period in 2020 which was mainly the result of an increase in the average price per pound for corn oil. We also sold approximately 27% more tons of corn oil in the three months ended June 30, 2021 as compared to the same period in 2020 due to higher ethanol production, resulting in higher corn oil production.

The average price per pound of corn oil was approximately 74% higher for the three months ended June 30, 2021 as compared to the same period in 2020. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period particularly towards the beginning of the current period. Soybean oil is the primary competitor with corn oil.

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

    We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$17,499,713	99.9%	$5,991,578	99.6%
Other Revenue	14,875	0.1	22,625	0.4
Total Revenues	$17,514,588	100.0%	$6,014,203	100.0%

Soybeans

    During the three months ended June 30, 2021 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended June 30, 2021 as compared the to the same period in 2020. This increase in revenues is the result of an increase in bushels of soybeans sold of approximately 59% for the three months ended June 30, 2021 as compared to the same period in 2020 resulting primarily from more conducive market conditions for selling for the three months ending June 30, 2021.
    We also experienced an increase in the average price per bushel of soybeans sold for the three months ended June 30, 2021 that was approximately 86% higher than our average price per bushel of soybeans sold for the same period in 2020 due to higher futures prices. The average price per bushel of soybeans sold was $16.38 based on sales of approximately 1,081,000 bushels for the three months ended June 30, 2021. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 92% for the three months ended June 30, 2021 as compared to approximately 97% for the same period in 2020. This decrease in cost of goods sold as a percentage of revenues was the result of increased profit margins in the marketplace for the three months ended June 30, 2021 as compared to the same period in 2020. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2021, we used approximately 7% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2020 due to higher ethanol production levels for the period. During the three months ended June 30, 2021, our average price paid per bushel of corn was approximately 96% higher as compared to the same period in 2020 due primarily to a smaller crop carryout from 2020's harvest and concerns that the anticipated planting acres for 2021 will be insufficient due to a drought in the upper Midwest and increased export demand from China.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended June 30, 2021 as compared to the same period in 2020. This increase in cost of natural gas for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily the result of mechanical repairs resulting in decreased natural gas efficiencies resulting in the use of approximately 7% more natural gas for the three months ended June 30, 2021 as compared to the same period in 2020. Our average price per MMBTU of natural gas was also approximately 4% higher during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to colder weather effects lingering into spring months, resulting in an increase in demand.

    If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2021 and 2020:

	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$17,690,022	101.0%	$5,498,077	91.4%
Total Cost of Goods Sold	$17,690,022	101.0%	$5,498,077	91.4%

    Soybeans

    During the three months ended June 30, 2021, our cost was primarily the procurement of soybeans sold. During the three months ended June 30, 2021, our average price paid per bushel of soybeans was approximately 66% higher as compared to the same period in 2020 due to concerns over a smaller crop for 2020, smaller carryout of soybean inventory from the 2020 harvest and increased demand from China. We also purchased approximately 22% less bushels of soybeans in the three months ended June 30, 2021 compared to 2020 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 1% for the three months ended June 30, 2021 as compared to operating expenses of approximately 3% of revenues for the same period in 2020. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the three months ended June 30, 2021 primarily due to increased efficiencies and an increase in ethanol production compared to the same period in 2020.

Operating Income (Loss)

    Our income from operations for the three months ended June 30, 2021 was approximately 7% of revenues as compared to operating loss of approximately (0.1%) of revenues for the same period in 2020. The increase in operating income for the three months ended June 30, 2021 was primarily the result of increased ethanol to corn margins.
Other Expense

    Our other expense was approximately (0.1)% of revenues for the three months ended June 30, 2021 and 2020.

Results of Operations for the Nine Months Ended June 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenue	$308,424,904	100.0%	$182,267,602	100.0%
Cost of Goods Sold	289,525,280	93.9	181,843,166	99.8
Gross Profit	18,899,624	6.1	424,436	0.2
Operating Expenses	5,408,684	1.8	5,211,222	2.9
Operating Income (Loss)	13,490,940	4.3	(4,786,786)	(2.6)
Other Income, Net	64,397	—	260,460	0.1
Net Income (Loss)	$13,555,337	4.3%	$(4,526,326)	(2.5)%

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the nine months ended June 30, 2021 and 2020:

	2021		2020
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$238,544,279	77.3%	$158,592,426	87.0%
Trading division	69,880,625	22.7	23,675,176	13.0
Total Revenue	$308,424,904	100.0%	$182,267,602	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$182,551,687	76.5%	$116,998,260	73.8%
Distillers Grains	43,552,750	18.3	31,952,429	20.1
Corn Oil	12,030,379	5.0	7,233,285	4.6
Carbon Dioxide	368,038	0.2	370,125	0.2
Other Revenue	41,425	—	2,038,327	1.3
Total Revenues	$238,544,279	100.0%	$158,592,426	100.0%

Ethanol

    Our revenues from ethanol increased in the nine months ended June 30, 2021 as compared the to the same period in 2020. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold for the nine months ended June 30, 2021 as compared to the same period in 2020.

    The average price per gallon of ethanol sold for the nine months ended June 30, 2021 was approximately 46% higher than the average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices have been higher for the current period as a result of increased export demand and higher corn and oil prices. In addition, lower ethanol production towards the beginning of the current period had a positive effect on ethanol prices due to some plants curtailing production in response to poor operating conditions. The seasonal increase in domestic fuel demand due to summer driving towards the end of the current period also contributed to higher ethanol prices. In addition, ethanol prices for the nine months ended June 30, 2020 were negatively impacted by industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic near the end of the period. A recent decision by a federal appeals court that the EPA rule change allowing year-round sale of E15 could also have a negative effect on domestic demand and ethanol prices.

Management anticipates that ethanol prices may remain strong in the near term as a result of higher domestic fuel demand due to summer driving. In addition, if corn prices remain high that would likely contribute to higher ethanol prices. However, as certain ethanol plants have returned to higher production levels as operating conditions improve, industry over-production could have a negative effect on prices and potentially negative operating margins. Declines in ethanol exports and continued trade disputes with foreign governments such as China would also likely contribute to lower ethanol prices. In addition, the U.S. Supreme Court's recent decision regarding small refinery waivers could result in the EPA granting additional waivers to oil refineries seeking relief from ethanol use requirements. If that were to occur, ethanol prices could be negatively affected.

We experienced an increase in ethanol gallons sold of approximately 7% for the nine months ended June 30, 2021 as compared to the same period in 2020 resulting primarily from increased ethanol production rates for the period. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we have installed an ethanol recovery system which we expect will be fully operational during the summer of 2021 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

    Distillers Grains

    Our revenues from distillers grains increased in the nine months ended June 30, 2021 as compared to the same period in 2020. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended June 30, 2021 as compared to the same period in 2020.

    The average price per ton of distillers grains sold for the nine months ended June 30, 2021 was approximately 35% higher than the average price per ton of distillers grains sold for the same period in 2020. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices. However, towards the end of the current period, soybean meal production began to outpace demand driving prices of soybean meal and distillers grains lower. In addition, a decrease in distillers grains supply towards the beginning of the current period due to lower production resulting from some plants curtailing production in response to poor market conditions had a positive effect on distillers grains prices

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there is an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. In addition, trade barriers with foreign countries have had a negative effect on export demand in the past. If trade disputes with foreign countries such as China are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 1% less tons of distillers grains in the nine months ended June 30, 2021 as compared to the same period in 2020 resulting primarily from logistical constraints. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

    Corn Oil

    Our revenues from corn oil sales increased in the nine months ended June 30, 2021 as compared to the same period in 2020 which was mainly the result of increased volume of sales and an increase in the average price per pound for corn oil. We sold approximately 13% more tons of corn oil in the nine months ended June 30, 2021 as compared to the same period in 2020 due to higher corn oil yield on average resulting in higher corn oil production.

The average price per pound of corn oil was approximately 46% higher for the nine months ended June 30, 2021 as compared to the same period in 2020. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with corn oil.

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

    We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$69,760,775	99.8%	$23,599,101	99.7%
Other Revenue	119,850	0.2	76,075	0.3
Total Revenues	$69,880,625	100.0%	$23,675,176	100.0%

Soybeans

    During the nine months ended June 30, 2021 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the nine months ended June 30, 2021 as compared the to the same period in 2020. This increase in revenues is the result of an increase in bushels of soybeans sold of approximately 111% for the nine months ended June 30, 2021 as compared to the same period in 2020 resulting primarily from more conducive market conditions for selling for the nine months ending June 30, 2021.

    We also experienced an increase in the average price per bushel of soybeans sold for the nine months ended June 30, 2021 that was approximately 40% higher than our average price per bushel of soybeans sold for the same period in 2020 due to higher futures prices. The average price per bushel of soybeans sold was $12.85 based on sales of approximately 5,431,000 bushels for the nine months ended June 30, 2021. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 94% for the nine months ended June 30, 2021 as compared to approximately 100% for the same period in 2020. This decrease in cost of goods sold as a percentage of revenues was the result of increased profit margins in the marketplace for the nine months ended June 30, 2021 as compared to the same period in 2020. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2021, we used approximately 3% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2020 due to higher ethanol production levels for the period. During the nine months ended June 30, 2021, our average price paid per bushel of corn was approximately 38% higher as compared to the same period in 2020 due primarily to a smaller crop carryout from 2020's harvest and concerns that the anticipated planting acres for 2021 will be insufficient to compensate for the smaller 2020 crop. These concerns were exacerbated by the drought in the upper Midwest towards the end of the current period.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the nine months ended June 30, 2021 as compared to the same period in 2020. This increase in cost of natural gas for the nine months ended June 30, 2021 as compared to the same period in 2020 was primarily the result of increased ethanol production resulting in the use of approximately 4% more natural gas for the nine months ended June 30, 2021 as compared to the same period in 2020. Our average price per MMBTU of natural gas was also 3% higher during the nine months ended June 30, 2021 as compared to the same period in 2020 primarily due to colder weather towards the beginning of the current period resulting in an increase in demand.

    If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2021 and 2020:

	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$67,575,644	96.7%	$22,194,784	100.0%
Total Cost of Goods Sold	$67,575,644	96.7%	$22,194,784	100.0%

Soybeans

    During the nine months ended June 30, 2021, our cost was primarily the procurement of soybeans sold. During the nine months ended June 30, 2021, our average price paid per bushel of soybeans was approximately 40% higher as compared to the same period in 2020 due to concerns over a smaller crop for 2020, smaller carryout of soybean inventory from the 2020 harvest and increased demand from China. We also purchased approximately 46% more bushels of soybeans in the nine months ended June 30, 2021 compared to 2020 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were approximately 2% for the nine months ended June 30, 2021 as compared to operating expenses of approximately 3% of revenues for the same period in 2020. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the nine months ended June 30, 2021 primarily due to optimizing efficiencies and increasing production compared to the same period in 2020.

Operating Income (Loss)

    Our income from operations for the nine months ended June 30, 2021 was approximately 4% of revenues as compared to operating loss of approximately (3)% of revenues for the same period in 2020. The increase in operating income for the nine months ended June 30, 2021 was primarily the result of increased ethanol to corn margins.

Other Income

    We had other income of approximately 0% of revenues for the nine months ended June 30, 2021 compared to other income of 0.1% of revenues for the same period in 2020. This decrease in other income for nine months ended June 30, 2021, was primarily a result of the receipt of insurance proceeds recognized in the period ended June 30, 2020.

Changes in Financial Condition for the Nine Months Ended June 30, 2021

    The following table highlights the changes in our financial condition:

	June 30, 2021 (Unaudited)	September 30, 2020
Current Assets	$66,010,590	$45,522,739
Long Term Assets	$76,451,320	$84,214,539
Current Liabilities	$22,800,034	$16,442,809
Long-Term Liabilities	$3,731,889	$4,347,119
Members' Equity	$115,929,987	$108,947,350

    We experienced an increase in our current assets at June 30, 2021 as compared to September 30, 2020. This increase was primarily driven by an increase in inventory and accounts receivable at June 30, 2021 due primarily to commodity prices conducive to producer selling and timing of shipments at June 30, 2021 as compared to September 30, 2020.

    We experienced a decrease in our long term assets in the quarter ended June 30, 2021 as compared to September 30, 2020 due primarily to routine depreciation on long-term assets.

    We experienced an increase in our total current liabilities at June 30, 2021 as compared to September 30, 2020. This increase was primarily due to an increase in our grain forward purchases and contracts.

    We experienced a decrease in our long-term liabilities as of June 30, 2021 as compared to September 30, 2020 as a result of the declining life on leases due to the implementation of ASC 842 partially offset by an increase in long-term debt, net of current maturities.

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

The following table shows cash flows for the nine months ended June 30, 2021 and 2020:

	2021	2020
Net cash provided by (used for) operating activities	$11,151,508	$(4,068,569)
Net cash used for investing activities	(3,483,402)	(2,160,154)
Net cash used for financing activities	(5,350,283)	(2,847,523)
Net increase (decrease) in Cash and Restricted Cash	2,317,823	(9,076,246)
Cash and Restricted Cash, beginning of period	16,913,982	22,034,120
Cash and Restricted Cash, end of period	$19,231,805	$12,957,874

Cash Flow provided by (used for) Operations

We experienced an increase in our cash flow from operations for the nine months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily the result of an increase in net income during the nine months ended June 30, 2021 as compared to the same period in 2020.

Cash Flow used for Investing Activities

We used more cash in investing activities for the nine months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily the result of increased amounts paid for construction in progress during the period ended June 30, 2021 compared with the same period in 2020.

Cash Flow used for Financing Activities

We used more cash for financing activities for the nine months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily the results of payments to our investors in the form of distributions during the nine months ended June 30, 2021.

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

Declining Loan

    The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at June 30, 2021 was 3.40%. There were approximately $1,222,000 in borrowings outstanding on the Declining Loan at June 30, 2021 and no borrowings outstanding at September 30, 2020. The Declining Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2023 at essentially the same terms.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at June 30, 2021 was 3.00%. There were no borrowings outstanding at June 30, 2021 and September 30, 2020. The Revolving Credit Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2022 at essentially the same terms.

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

We are complying with our financial covenants and the other terms of our loan agreements at June 30, 2021. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2021. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Capital Improvements

    The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate and maintain our facility. These improvements include updates to our heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for our dried distillers grains loadout system. We have also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and our existing debt facilities. We were nearing completion of the project during the third quarter subject to final testing which is anticipated to be finished during the late summer of 2021.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2021.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were borrowings in the amount of approximately $1,222,000 outstanding on the Declining Loan and the applicable interest rate was 3.40% at June 30, 2021. There were no borrowings on the Revolving Credit Loan at June 30, 2021 and the applicable interest rate was 3.00%. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the U.S. Prime Rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2021, would be approximately $4,200.

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

    The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Corn Derivative Contracts	$(11,254,118)	$(23,361,960)	$901,144	$3,299,787
Ethanol Derivative Contracts	493,042	647,795	(1,189,256)	$(3,753,455)
Natural Gas Derivative Contracts	—	(836)	—	—
Soybean Derivative Contracts	(2,625,108)	(8,513,405)	159,073	810,450
Soybean Forward Purchase and Sales Contracts	(166,197)	1,376,887	190,883	54,719
Totals	$(13,552,381)	$(29,851,519)	$61,844	$411,501

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of June 30, 2021 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from June 30, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2021	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$—
Ethanol	138,000,000	Gallons	10%	$34,086,000
Corn	46,800,000	Bushels	10%	$27,000,000
DDGs	324,000	Tons	10%	$5,341,000
Corn Oil	43,980,000	Pounds	10%	$1,813,000
Soybeans	5,000,000	Bushels	10%	$7,493,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our third quarter of our 2021 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Patent Infringement

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation ("GS CleanTech") filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that Cardinal's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech. GS CleanTech subsequently filed actions against others for infringement of its patent rights, adding several additional patents and successfully petitioned for the cases to be joined in a multi-district litigation. ICM, Inc. agreed to indemnify Cardinal and defend the lawsuit at no expense to Cardinal. On October 23, 2014, the United States District Court (the "Court") granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that Cardinal had not infringed. In addition, on September 15, 2016, the Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. These rulings were subsequently affirmed on appeal and on February 22, 2021, the U.S. Supreme Court declined to review the decision. The Court has yet to rule on the final attorney fees to be awarded to the defendants.

Item 1A.    Risk Factors

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.*
101	The following financial information from Cardinal Ethanol, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2021 and September 30, 2020, (ii) Condensed Statements of Operations for the three and nine months ended June 30, 2021 and 2020, (iv) Condensed Statements of Changes in Members' Equity for the three and nine months ended June 30, 2021 and 2020, and (v) the Notes to Condensed Unaudited Financial Statements.**
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	August 4, 2021	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)