Form 10-K
period 2021-09-30
Cardinal Ethanol LLC
filed 2021-11-19
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended September 30, 2021

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
☐ Yes     ☒ No

As of March 31, 2021, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $48,765,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 19, 2021, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2021.

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

    The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease (“COVID-19”). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate by approximately 20% in April of 2020. However, beginning in May of 2020, we returned to full production and have since been operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant. We were able to hold these production levels throughout the fiscal year ended September 30, 2021.

    On February 3, 2021, we executed a Sixteenth Amendment of First Amended and Restated Construction Loan Agreement, to be effective as of January 26, 2021, which amended the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Sixteenth Amendment") with our primary lender, First National Bank of Omaha ("FNBO"). The primary purposes of the Sixteenth Amendment were to extend the termination dates of the Revolving Credit Loan and Declining Revolving Loan to April 30, 2021, and increase the limit under the Revolving Credit Loan to $20,000,000. In connection with the Sixteenth Amendment, we executed a First Amended and Restated Revolving Credit Note.

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

Ethanol Division

In October 2020, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 175 million gallons compared to 140 million gallons under our previous permit. Our annual ethanol production for the fiscal year ended September 30, 2020 decreased to approximately 129 million gallons resulting primarily from reduced ethanol production rates for the period. In March of 2020, we reduced our ethanol production rate by approximately 20% due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  However, beginning in May of 2020, we increased our ethanol production rate to approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  We were able to hold these production levels throughout the fiscal year ended September 30, 2021.

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

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	77%	75%	77%
Distillers Grains	18%	20%	19%
Corn Oil	5%	5%	4%
Carbon Dioxide	< 1%	< 1%	< 1%

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

Ethanol, Distillers Grains, Carbon Dioxide and Corn Oil Markets

As described below in "Distribution Methods," we market and distribute our ethanol and distillers grains through third parties. Our ethanol and distillers grains marketers make all decisions, in consultation with management, with regard to where our products are marketed. Our ethanol and distillers grains are predominately sold in the domestic market. Specifically, we ship a substantial portion of the ethanol we produce to the New York harbor. We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets, and believe that there is potential for increased international sales of our products. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a large portion of our products to be marketed and sold domestically. In addition, export demand is typically more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations.

Canada, India and South Korea were top destinations for ethanol exports during the past year. Exports of ethanol for this period decreased compared to the same period last year. Tariffs implemented by Brazil and China on ethanol imported from the United States continue to reduce export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand which could negatively affect domestic ethanol prices. The COVID-19 pandemic also continues to create uncertainty as to future export demand.

Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past four years effectively closed the Chinese market requiring United States producers to seek out alternatives. Mexico, South Korea and Vietnam have recently been top destinations for distillers grains exports. Exports of distillers grains increased during 2021 due to increases in exportable supply for the period compared to 2020.

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
Carbon Dioxide
    Air Products purchases a portion of the carbon dioxide gas produced at our plant. We entered into a Carbon Dioxide Purchase and Sale Agreement with Air Products under which Air Products was obligated to purchase a minimum of 98,700 tons of carbon dioxide gas. In addition, we executed a Site Lease Agreement with Air Products under which Air Products leased a portion of our property, on which it is operating a carbon dioxide liquefaction plant. On November 26, 2019, we sent written notice of termination of the Carbon Dioxide Purchase and Sale Agreement and Site Lease Agreement which was to be effective on June 1, 2020. However, due to disruptions related to COVID-19, the Company and Air Products agreed to rescind the terminations and extend the agreements one year to June 1, 2021. Effective June 1, 2021, we amended the agreement with Air Products. The amendment extended the initial term of the agreement to May 31, 2026 with automatic one-year renewal periods thereafter unless terminated by either party by providing at least six months written notice prior to the expiration of the term. The amendment increased the price paid for carbon dioxide subject to a price adjustment in the event of a take or pay shortfall. The amendment also provided that we may do anything we wish with excess carbon dioxide gas produced provided that if the excess is sold to competitors of Air Products then Air Products' annual take or pay obligation will be reduced accordingly and Air Products has the option to terminate the Agreement upon 90 days written notice. In addition, the amendment provides that, after the three year anniversary, we may terminate the agreement upon the occurrence of a Change of Control Event as defined in the amendment or if we decide to sequester our carbon dioxide.
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

    The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. The statutory volumes and the EPA's volumes for 2019 and 2020 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2019	Statutory	28.00	15.00
	EPA Rule 11/30/2018	19.92	15.00
2020	Statutory	30.00	15.00
	EPA Rule 12/19/2019	20.09	15.00

The EPA has not yet released the proposed rules to set the renewable volume obligation for 2021 and 2022.

    Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. In June 2021, the U.S. Supreme Court reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. It is unclear at this point what impact this decision will have on the RFS and the Biden administration's management of the program.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2020, gasoline demand in the United States was approximately 124 billion gallons. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol in 2020 was 12.4 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends. Gasoline demand is estimated to increase for 2021 rebounding from COVID-19 shutdowns.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May of 2019, the EPA issued a final rule allowing the year-round sale of E15. However in June 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. To date, the USDA has awarded approximately $66.4 million to eligible projects.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2021, we incurred costs and expenses of approximately $122,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

We are subject to regulation by many governmental agencies, both federal and state. The chart below refers to some of the most important agencies and the areas of regulation.

Agency	Area of Regulation
U.S. Environmental Protection Agency	Environmental Discharge and Renewable Volume Obligations
Indiana Department of Environmental Management	Air Permit and Environmental Discharge
Alcohol and Tobacco Tax and Trade Bureau	Regulation of Alcohol Fuel and Distilled Spirits Permit
Federal Railroad Administration	Shipments Via Rail of Hazardous Material
U.S. Department of Agriculture	Food Safety Modernization Act
Indiana Department of Agriculture	Grain Procurement
U.S. Occupational Safety and Health Administration	Workplace Safety
U.S. Department of Labor	Wage and Hour
U.S. Immigration and Customs Enforcement	Employment Eligibilty of Alien Workers
U.S. Securities Exchange Commission	Public Reporting of Financial Related Information
U.S. Internal Revenue Service	Tax Policy
Commodities Futures Trading Commission	Dodd-Frank and Commodities Trading

If any of these agencies find us in violation of any regulation, we could incur significant penalties and other economic disadvantages, including loss of permission to operate.

Competition

Ethanol

We are in direct competition with numerous ethanol producers, several of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The Renewable Fuels Association estimates that there are approximately 202 ethanol production facilities in the United States with capacity to produce approximately 17.5 billion gallons of ethanol.

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

Following the acquisition of several plants by POET Biorefining from Flint Hills Resources earlier this year, the largest ethanol producers now include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)
POET Biorefining	2,648
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,674
Green Plains Renewable Energy	1,039

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

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants produced approximately 33.1 million metric tons of distillers grains in 2020.

The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: soybean meal, corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Soybean meal, dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
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

    High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were higher during the fiscal year ended September 30, 2021, compared to the same period in 2020 due primarily to concerns related to the COVID-19 pandemic. On October 12, 2021, the USDA released a report estimating the 2021 corn crop in the United States at approximately 15 billion bushels, up 6% from last year's production, with yields averaging 176.5 bushels per acre. The USDA forecasted area harvested for grain at 93.3 million acres, up 3% from 2020. The Indiana corn crop is estimated to be approximately 1 billion bushels, up approximately 4% from 2020. Yields in Indiana are expected to be approximately 194 bushels per acre, up approximately 4% from 2020. Management will continue to monitor the availability of corn in our area.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2021 was 5.7% more MMBTUs than for last fiscal year, constituting 3.4% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

         Recycling water back into the process minimizes discharge water. This will have the long-term effect of lowering wastewater treatment costs. Our plant design incorporates the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water. There are, however, certain areas of production where fresh water is needed.

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

Dependence on One or a Few Major Customers

    As discussed above, we have entered into a marketing agreement with Murex for the purpose of marketing and distributing our ethanol and have engaged CHS, Inc. for the purpose of marketing and distributing our distillers grains. We rely on Murex for the sale and distribution of our ethanol and CHS, Inc. for the sale and distribution of our distillers grains. Therefore, although there are other marketers in the industry, we are highly dependent on Murex and CHS, Inc. for the successful marketing of our products. Any loss of Murex or CHS, Inc. as our marketing agent for our ethanol and distillers grains, respectively, could have a significant negative impact on our revenues.
Trading Division

    We procure, transport and sell grain commodities through our Trading Division, which began operations at the end of our fourth fiscal quarter of 2017.

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

Employees

    We have 58 full-time employees as of November 19, 2021. We employ individuals in the local region around our one facility. Many of our employees require some technical or professional background and we compete for them via wages and benefits. We attract them from schools and colleges within our region, which are numerous. There are several other ethanol plants within a fifty mile radius of our facility. Individuals with ethanol specific skills are available to us because of this proximity. However, this competition for resources also presents a challenge in retaining those with specialized skills.

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the Ethanol Division and for purchases of grain commodities for the Trading Division. Our primary sources of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $5,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. At September 30, 2021, we have approximately $20,000,000 available to draw on the Revolving Credit Loan to provide additional working capital. We will discuss the Declining Loan and Revolving Loan in more detail in "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations".

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2021. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2022. However, unforeseen circumstances may develop which could result in violations of our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products.  In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of

COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

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

Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2021 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Demand for ethanol may not grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace, there are still obstacles that could inhibit meaningful market penetration by E15.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  In addition, we have seen increased competition from oil companies who have purchased ethanol production facilities. We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

    Reductions in distillers grains exports to China have a negative effect on the price of distillers grains in the U.S. and could negatively affect our profitability. China was the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. China began imposing anti-dumping and anti-subsidy duties during 2016 as a result of a preliminary ruling on its investigation. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

    Reductions in ethanol exports to China due to the imposition of a tariff on U.S. ethanol have a negative impact on ethanol prices. China imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. The decrease could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

    Reductions in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol have a negative impact on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. The tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The effect of the tariff was previously mitigated somewhat by the adoption of a rate tariff quota that allowed 750 million liters of ethanol annually to be allowed into Brazil before the tariff applied. However, this rate tariff quota expired in December 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Units

    As of November 19, 2021, we had approximately 14,606 membership units outstanding and approximately 1,054 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board facilitates matches between potential sellers and buyers and assists the sellers and buyers with transfers.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2020 1st	$6,800	$7,220	$6,992	39
2020 2nd	$6,000	$7,015	$6,632	26
2020 3rd	$5,000	$5,200	$5,080	18
2020 4th	$5,000	$5,500	$5,139	86
2021 1st	$5,000	$5,127	$5,038	143
2021 2nd	$5,250	$7,000	$5,517	85
2021 3rd	$5,940	$7,500	$6,790	76
2021 4th	$7,301	$8,550	$8,040	28

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2020 1st	$7,000	$8,000	$7,875	8
2020 2nd	$6,000	$8,000	$6,663	116
2020 3rd	$6,500	$6,500	$6,500	16
2020 4th	$5,000	$5,500	$5,292	52
2021 1st	$—	$—	$—	—
2021 2nd	$11,000	$11,000	$11,000	10
2021 3rd	$12,000	$12,000	$12,000	10
2021 4th	$7,400	$10,000	$9,033	12

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

    The following graph shows a comparison of cumulative total member return since September 30, 2016, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “Composite”) and the NASDAQ Clean Edge Green Energy Index (the "CELS"). The graph assumes $100 was invested in each of our units, the Composite and the CELS on September 30, 2016. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardinal Ethanol, LLC, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/16
9/17
9/18
9/19
9/20
9/21
Cardinal Ethanol, LLC
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 9/30/16 in stock or index, including reinvestment of dividends.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We produce ethanol, distillers grains and corn oil at our plant located near Union City, Indiana. In addition, we procure, transport and sell grain commodities.

Results of Operations for the Fiscal Years Ended September 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$404,002,166	100.0	$244,718,562	100.0
Cost of Goods Sold	369,373,828	91.4	239,426,482	97.8
Gross Profit	34,628,338	8.6	5,292,080	2.2
Operating Expenses	7,179,061	1.8	6,773,264	2.8
Operating Income (Loss)	27,449,277	6.8	(1,481,184)	(0.6)
Other Income (Expense), net	(339,399)	(0.1)	340,751	0.1
Net Income (Loss)	$27,109,878	6.7	$(1,140,433)	(0.5)

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2021 and 2020:

	2021		2020
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$328,245,934	81.2%	$211,573,718	86.5%
Trading division	75,756,232	18.8	33,144,844	13.5
Total Revenue	$404,002,166	100.0%	$244,718,562	100.0%

Ethanol Division

    The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$251,922,325	76.7%	$157,704,059	74.5%
Distillers Grains Sales	57,818,038	17.7	41,687,109	19.7
Corn Oil Sales	17,966,544	5.5	9,640,523	4.6
Carbon Dioxide Sales	484,752	0.1	493,500	0.2
Other Revenue	54,275	—	2,048,527	1.0
Total Revenues	$328,245,934	100.0%	$211,573,718	100.0%

Ethanol

    Our revenues from ethanol increased for our fiscal year ended September 30, 2021, as compared to our fiscal year ended September 30, 2020. This increase in revenues is primarily the result of a higher average price per gallon of ethanol sold and an increase in gallons of ethanol sold for the fiscal year ended September 30, 2021, as compared to the same period in 2020. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2021, was 53.2% higher than our average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices have been higher for the fiscal year ended September 30, 2021 due to an increase in fuel demand, lower ethanol production due to some plants in certain areas curtailing production in response to poor market conditions, and higher oil and corn prices during the period. In addition, ethanol prices were negatively impacted in fiscal year ended September 30, 2020 by industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic.

    Management anticipates that ethanol prices may decrease due to seasonal declines in domestic demand and potentially lower corn prices depending on the size of the 2021 crop. In addition, as certain ethanol plants returned to higher production levels as operating conditions improve, industry over-production could have a negative effect on prices and potentially result in negative operating margins. Declines in ethanol exports and continued trade disputes with foreign governments such as China would also likely contribute to lower ethanol prices. In addition, the U.S. Supreme Court's recent decision regarding small refinery waivers could result in the EPA granting additional waivers to oil refineries seeking relief from ethanol use requirements. If that were to occur, ethanol prices could be negatively affected.

    We experienced an increase in ethanol gallons sold of 4.2% for the fiscal year ended September 30, 2021, as compared to the same period in 2020 resulting primarily from increased ethanol production rates. We are currently operating at a rate of approximately 135 million gallons annually.  In addition, we have installed an ethanol recovery system which we expect will be fully operational during the winter of 2021/2022 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the fiscal year ended September 30, 2021, as compared to the same period in 2020. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended September 30, 2021, as compared to the same period in 2020.

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2021, increased by 34.0% compared to the average price per ton of distillers grains sold for the same period in 2020. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative during the fiscal year ended September 30, 2021.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there continues to be an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could also have a negative effect on distillers grains prices. In addition, if trade disputes with foreign countries such as China are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

We experienced an increase of 3.5% in distillers grains tons sold in the fiscal year ended September 30, 2021, as compared to the same period in 2020 due increased DDGS production rates during the fiscal year. We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased by 86.4% in the fiscal year ended September 30, 2021, as compared to the same period in 2020 which was mainly the result of increased volume of sales and an increase in the average price per pound of corn oil sold for the period ended September 30, 2021, as compared to the same period in 2020. We experienced an increase of 13.5% in pounds of corn oil sold during the fiscal year ended September 30, 2021, as compared to the same period in 2020 due to higher corn oil yield on average resulting in higher corn oil production for the period.

The average price per pound of corn oil sold for the fiscal year ended September 30, 2021, increased by 68.0% as compared to the same period in 2020. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period, particularly towards the beginning of fiscal year 2021. Soybean oil is the primary competitor with distillers corn oil.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an increase in corn oil supply as operating conditions improve and certain ethanol plants increase production levels. However, the extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices.

    We are currently operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  However, if we are forced to again reduce ethanol production that would result in a corresponding decrease in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$75,635,032	99.8%	$33,057,394	99.7%
Other Revenue	121,200	0.2	87,450	0.3
Total Revenues	$75,756,232	100.0%	$33,144,844	100.0%

Soybeans

    During the fiscal year ended September 30, 2021, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybean sales increased for the fiscal year ended September 30, 2021, as a result of an increase in bushels of soybeans sold of 61.3% during the fiscal year ended September 30, 2021, as compared to the same period in 2020. The increase in bushels of soybeans sold is primarily due to more conducive market conditions for selling for the fiscal year ended September 30, 2021.

    We also experienced an increase of 41.3% in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2021, as compared to the same period in 2020 primarily due to smaller carryout for the 2020 harvest driving the remaining stock price higher. The presence of exports to China during the fiscal year ended September 30, 2021 was also a contributing factor to higher prices. The average price per bushel of soybeans sold was $12.96 based on sales of approximately 5,834,000 bushels for the fiscal year ended September 30, 2021.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was 90.1% for the fiscal year ended September 30, 2021, as compared to 98.3% for the same period in 2020. This decrease in cost of goods sold as a percentage of revenues was the result of increased ethanol prices relative to the price of corn and natural gas for the fiscal year ended September 30, 2021, as compared to the same period in 2020. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2021, the bushels of corn we used to produce our ethanol, distillers grains and corn oil increased by 4.6% as compared to the same period in 2020. More bushels were used in production due to higher overall ethanol production levels for the fiscal year ended September 30, 2021, compared to the same period in 2020. During the fiscal year ended September 30, 2021, our average price paid per bushel of corn increased 45.1% as compared to the same period in 2020 due primarily due to smaller ending stocks from the 2020 harvest, concerns that the anticipated planting acres for 2021 would be insufficient to compensate for the smaller 2020 crop, and increased export demand from China.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost was higher during our fiscal year ended September 30, 2021, as compared to the fiscal year ended September 30, 2020. This increase in the cost of natural gas for the fiscal year ended September 30, 2021, as compared to the same period in 2020 was primarily the result of an increase of 13.5% in the average price per MMBTU of natural gas primarily due to increased demand. In addition, natural gas prices were higher towards the end of the period as a result of an increase in the price of crude oil. We also used 5.7% more MMBTUs of natural gas for the fiscal year ended September 30, 2021, as compared to the same period in 2020 which was primarily due to higher ethanol production.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the coming winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at September 30, 2021, to be approximately $1,751,000. During the year ended September 30, 2021, we have recorded an expense in cost of goods of $298,000. We accrue the estimated cost per railcar damages over the term of the lease.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2021 and 2020:

	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$73,774,703	97.4%	$31,415,693	94.8%
Total Cost of Goods Sold	$73,774,703	97.4%	$31,415,693	94.8%

Soybeans

    During the fiscal year ended September 30, 2021, our cost was primarily the procurement of soybeans for sale. During the fiscal year ended September 30, 2021, our average price paid per bushel of soybeans was 23.5% more as compared to the same period in 2020 due to concerns over a smaller crop and smaller ending stocks from the 2020 harvest. We also purchased 58.9% more bushels of soybeans during the fiscal year ended September 30, 2021, as compared to the same period in 2020.

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

Operating Expense

    Our operating expenses as a percentage of revenues were 1.8% for the fiscal year ended September 30, 2021, as compared to operating expenses of 2.8% of revenues for the same period in 2020. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. These expenses generally do not vary with the level of production at the plant; we expect our operating expenses to remain consistent with 2021 into and throughout our 2022 fiscal year.

Operating Income (Loss)

    Our income from operations for the fiscal year ended September 30, 2021, was 6.8% of our revenues compared to operating loss of 0.6% of revenues for the same period in 2020. The increase in operating income for the fiscal year ended September 30, 2021, was primarily the result of a positive corn to ethanol spread.

Other Income (Expense)

    We had other expense for the fiscal year ended September 30, 2021 of 0.1% of revenues compared to other income of 0.1% of revenues for the same period in 2020. Other expense for the fiscal year ended September 30, 2021 consisted of a loss on the disposal of a boiler and a loss from tainted soybeans. These losses were offset by the receipt of PPP loan forgiveness during the fiscal year ended September 30, 2021. Other income for the fiscal year ended September 30, 2020, consisted primarily of insurance proceeds from the DDGS silo explosion being received in January 2020

Results of Operations for the Fiscal Years Ended September 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$244,718,562	100.0	$260,669,352	100.0
Cost of Goods Sold	239,426,482	97.8	260,633,708	100.0
Gross Profit	5,292,080	2.2	35,644	—
Operating Expenses	6,773,264	2.8	6,938,893	2.7
Operating Loss	(1,481,184)	(0.6)	(6,903,249)	(2.7)
Other Expense, net	340,751	0.1	304,336	0.1
Net Loss	$(1,140,433)	(0.5)	$(6,598,913)	(2.6)

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed consolidated statements of operations for the fiscal years ended September 30, 2020 and 2019:

	2020		2019
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$211,573,718	86.5%	$222,107,998	85.2%
Trading division	33,144,844	13.5	38,561,354	14.8
Total Revenue	$244,718,562	100.0%	$260,669,352	100.0%

Ethanol Division

    Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$157,704,059	74.5%	$170,418,067	76.7%
Distillers Grains Sales	41,687,109	19.7	42,940,147	19.4
Corn Oil Sales	9,640,523	4.6	8,192,603	3.7
CO2 Sales	493,500	0.2	504,237	0.2
Other Revenue	2,048,527	1.0	52,944	—
Total Revenues	$211,573,718	100.0%	$222,107,998	100.0%

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

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2020, was 4.9% lower than our average price per gallon of ethanol sold for the same period in 2019. Ethanol market prices have been lower as a result of an extended period of industry-wide production in excess of demand due to a variety of factors including the granting by the EPA of small refinery waivers and trade barriers resulting from disputes with foreign governments. This was exacerbated by a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic which caused ethanol stocks in the United States to become significantly high and prices to decrease dramatically. As a result of poor economic conditions, many ethanol plants curtailed or stopped ethanol production. The decrease in industry-wide production coupled with a gradual increase in domestic demand due to the lifting of COVID-19 restrictions in many areas and the summer driving season in the United States had a positive effect on ethanol prices towards the end of the period.

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

    We experienced a decrease in ethanol gallons sold of 2.7% for the fiscal year ended September 30, 2020, as compared to the same period in 2019 resulting primarily from decreased ethanol production rates. In March 2020, we reduced our ethanol production rate by approximately 20% due to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.  However, beginning in May 2020, we began operating at an ethanol production rate of approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

Distillers Grains

    Our revenues from distillers grains decreased in the fiscal year ended September 30, 2020, as compared to the same period in 2019. This decrease in revenues is primarily the result of a decrease in tons of distillers grains sold for the period ended September 30, 2020, as compared to the same period in 2019. We experienced a decrease of 7.3% in distillers grains tons sold in the fiscal year ended September 30, 2020, as compared to the same period in 2019 due to lower production.

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2020, increased by 4.7% compared to the average price per ton of distillers grains sold for the same period in 2019. This increase in the market price of distillers grains is primarily due to a reduction in distillers grains supply due to some ethanol plants curtailing or shutting down ethanol production in response to poor economic conditions and lower corn stocks nearing the end of fiscal year ended September 30, 2020.

Corn Oil

    Our revenues from corn oil sales increased by 17.7% in the fiscal year ended September 30, 2020, as compared to the same period in 2019 which was mainly the result of increased volume of sales. We experienced an increase of 21.6% in pounds of corn oil sold during the fiscal year ended September 30, 2020, as compared to the same period in 2019 due to higher corn oil yield on average resulting in higher corn oil production for the period.

The average price per pound of corn oil sold for the fiscal year ended September 30, 2020, decreased by 3.8% as compared to the same period in 2019. Lower prices in the early part of our 2020 fiscal year due to a surplus of corn oil in the market were only partially offset by higher prices because of a decrease in corn oil supply later in the period due to some ethanol plants reducing or shutting down production in response to poor economic conditions. The higher prices toward the end of the fiscal year also resulted from higher prices for soybean oil. Soybean oil is the primary competitor with distillers corn oil.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2020 and 2019:

	2020		2019
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$33,057,394	99.7%	$38,519,254	99.9%
Other Revenue	87,450	0.3	42,100	0.1
Total Revenues	$33,144,844	100.0%	$38,561,354	100.0%

Soybeans

    During the fiscal year ended September 30, 2020, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales decreased for the fiscal year ended September 30, 2020, as a result of a decrease in bushels of soybeans sold of 18.3% during the fiscal year ended September 30, 2020, as compared to the same period in 2019. The decrease in bushels of soybeans sold is primarily due to smaller ending stocks, commonly referred to as carryout in the grain industry, in the local region for the fiscal year ended September 30, 2020.

    We also experienced an increase of 5.3% in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2020, as compared to the same period in 2019 primarily due to smaller carryout for the 2019 harvest driving the remaining stock price higher. The presence of exports to China during the fiscal year ended September 30, 2020 was also a contributing factor to higher prices. The average price per bushel of soybeans sold was $9.17 based on sales of approximately 3,616,000 bushels for the fiscal year ended September 30, 2020.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was 98.3% for the fiscal year ended September 30, 2020, as compared to 100.4% for the same period in 2019. This decrease in cost of goods sold as a percentage of revenues was the result of decreased corn prices relative to the price of ethanol for the fiscal year ended September 30, 2020, as compared to the same period in 2019. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2020, the bushels of corn we used to produce our ethanol, distillers grains and corn oil decreased by 2.2% as compared to the same period in 2019. Less bushels were used in production due to lower overall ethanol production levels for the fiscal year ended September 30, 2020, compared to the same period in 2019. During the fiscal year ended September 30, 2020, our average price paid per bushel of corn decreased 3.0% as compared to the same period in 2019 due primarily to concerns related to the COVID-19 pandemic.

Natural Gas

    Our natural gas cost was lower during our fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019. This decrease in the cost of natural gas for the fiscal year ended September 30, 2020, as compared to the same period in 2019 was primarily the result of a decrease of 11.0% in the average price per MMBTU of natural gas primarily due to plentiful supply and low demand. In addition, natural gas prices were lower towards the end of the period as a result of a reduction in the price of crude oil. We also used 1.7% less natural gas for the fiscal year ended September 30, 2020, as compared to the same period in 2019 which was primarily due to lower ethanol production.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. Management estimated total costs to rehabilitate the cars at September 30, 2020, to be approximately $1,453,000. During the year ended September 30, 2020, we recorded an expense in cost of goods of $298,000. We accrue the estimated cost per railcar damages over the term of the lease.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2020 and 2019:

	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Soybean	$31,415,693	94.8%	$37,595,012	97.5%
Total Revenue	$31,415,693	94.8%	$37,595,012	97.5%

Soybeans

    During the fiscal year ended September 30, 2020, our cost was primarily the procurement of soybeans for sale. During the fiscal year ended September 30, 2020, our average price paid per bushel of soybeans was 4.1% more as compared to the same period in 2019 due to concerns over a smaller crop and smaller ending stocks from the 2019 harvest. We also purchased 2.9% less bushels of soybeans during the fiscal year ended September 30, 2020, as compared to the same period in 2019. This is due primarily to a smaller 2019 crop to purchase coupled with a higher export demand.

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

Operating Expense

    Our operating expenses as a percentage of revenues were 2.8% for the fiscal year ended September 30, 2020, as compared to operating expenses of 2.7% of revenues for the same period in 2019. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. These expenses generally do not vary with the level of production at the plant; we expect our operating expenses to remain consistent with 2020 into and throughout our 2021 fiscal year.

Operating Loss

    Our loss from operations for the fiscal year ended September 30, 2020, was 0.6% of our revenues compared to operating loss of 2.7% of revenues for the same period in 2019. The decrease in operating loss for the fiscal year ended September 30, 2020, was primarily the result of decreased corn prices relative to the cost of ethanol.

Other Income

    We had other income of 0.1% of revenues for the fiscal year ended September 30, 2020 and 2019, respectively. Other income for the fiscal year ended September 30, 2020, consisted primarily of insurance proceeds from the DDGS silo explosion being received in January 2020, partially offset by interest expense.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2021

    The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Current Assets	$76,439,260	$45,522,739
Current Liabilities	23,741,046	16,442,809
Long-term Liabilities	3,460,301	4,347,119
Members' Equity	124,737,578	108,947,350

    We experienced an increase in our current assets at September 30, 2021 as compared to September 30, 2020. This increase was primarily driven by an increase in our cash, restricted cash, accounts receivable and inventories at September 30, 2021 compared to September 30, 2020. The increase in cash and restricted cash was because of the varying cash requirements with derivative trading counter-parties. Accounts receivable increased due the timing of rail shipments of ethanol and soybeans. Inventory values also increased due to the market conditions and prices related to our inventory on hand at September 30, 2021, as compared with September 30, 2020.

    We experienced an increase in our current liabilities at September 30, 2021, as compared to September 30, 2020. This increase is primarily due to the increase in our grain accounts payable at September 30, 2021, as compared to September 30, 2020, which resulted from the timing of harvest for the fiscal year ended September 30, 2021, as compared to September 30, 2020.

    We experienced a decrease in our long-term liabilities as of September 30, 2021, as compared to September 30, 2020 as a result of the amortization related to the long-term portion of the operating lease liability as of September 30, 2021 because of the implementation of ASC 842. Our Payroll Protection Program Loan was forgiven as of April 6, 2021 by the Small Business Administration, further reducing our long term liabilities.

Liquidity and Capital Resources

    We, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we reduced our ethanol production rate by approximately 20% in March 2020.  However, as margins improved in May 2020, we returned to full production and are currently operating at approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.  We continue to monitor COVID-19 developments and the effect on demand for our products in order to determine whether future adjustments to production are warranted.

    The market price of corn and soybeans has recently increased significantly. As a result, we increased our limit on our Revolving Credit Loan by $5,000,000 in order to protect our risk management strategy. Based on financial forecasts performed by our management, we anticipate that with this increase in our credit, we will have sufficient cash from our credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. However, should operating conditions in the ethanol industry deteriorate or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit or seek to increase our limits for operations. Further, we are considering substantial capital improvements to our facility over the next two years. We intend to work with our lender to provide the capital resources for these improvements.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2021 and 2020

    The following table shows cash flows for the fiscal year ended September 30, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$32,148,142	$5,736,271
Net cash used for investing activities	(3,846,527)	(2,796,452)
Net cash used for financing activities	(11,319,650)	(8,059,957)
Net increase (decrease) in cash & restricted cash	16,981,965	(5,120,138)
Cash & restricted cash, beginning of period	16,913,982	22,034,120
Cash & restricted cash, end of period	$33,895,947	$16,913,982

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the fiscal year ended September 30, 2021, as compared to the same period in 2020. This increase was primarily due to improved margins on our primary products for the fiscal year ended September 30, 2021, as compared to the same period in 2020 coupled with a greater deferral of payments for grain until January as of September 30, 2021 compared with September 30, 2020. This deferral is larger because of the increase in the price of corn and soybeans in 2021 compared with 2020.

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2021, as compared to the same period in 2020. This increase was primarily the result of increased capital expenditures for the fiscal year ended September 30, 2021, as compared with the same period in 2020.

Cash Flow used for Financing Activities

We used more cash for financing activities for the fiscal year ended September 30, 2021, as compared to the same period in 2020. This increase was the result of using more cash in distributions to our members during the fiscal year ended September 30, 2021, as compared with the same period in 2020.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2021, we expect operations to generate adequate cash flows to maintain operations.
Comparison of Cash Flows for Fiscal Years Ended September 30, 2020 and 2019

    The following table shows cash flows for the fiscal year ended September 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$5,736,271	$7,951,807
Net cash used for investing activities	(2,796,452)	(1,677,363)
Net cash used for financing activities	(8,059,957)	(3,478,316)
Net increase (decrease) in cash & restricted cash	(5,120,138)	2,796,128
Cash & restricted cash, beginning of period	22,034,120	19,237,992
Cash & restricted cash, end of period	$16,913,982	$22,034,120

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

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2020, as compared to the same period in 2019. This increase was primarily the result of capital expenditures for the fiscal year ended September 30, 2020, coupled with the receipt of funds in fiscal year ended September 30, 2019, from the acquisition account from Randolph County Redevelopment Commission of approximately $2,300,000. No funds were received from the acquisition account in the fiscal year ended September 30, 2020.

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
Declining Loan
    The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at September 30, 2021 was 3.10%. There were no borrowings outstanding on the Declining Loan at September 30, 2021 or September 30, 2020. The Declining Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2023 at essentially the same terms.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at September 30, 2021 was 3.00%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2021 or September 30, 2020. The Revolving Credit Loan was due to mature on April 30, 2021 but has since been renewed until February 28, 2022 at essentially the same terms.

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

We are meeting our liquidity needs and complying with our financial covenants and the other terms of our loan agreements at September 30, 2021. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through September 30, 2021. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Paycheck Protection Program Loan

    In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small business for use in paying employees that continue to work throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and other conditions are met. On April 20, 2020, we received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. The entire loan was used for payroll, utilities and interest on our loans. In April 2021, we received and recognized the forgiveness of the Paycheck Protection Program Loan.

Capital Improvements

    The board of directors approved various capital projects in order to make certain improvements to our ethanol plant to allow us to increase our annual ethanol production rate and maintain our facility. These improvements include updates to our heat exchangers, boilers, grain probe, and other small miscellaneous projects as well as the purchase of a new payloader for our dried distillers grains loadout system. We have also invested in an ethanol recovery system which is expected to cost approximately $2,400,000 and be funded with funds from operations and our existing debt facilities. We were nearing completion of the project during the fourth quarter subject to final testing which is anticipated to be finished during the late fall of 2021.

Development Agreement

    In September 2007, we entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money we pay toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. We do not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the fiscal years ended September 30, 2021 and September 30, 2020, no amounts were refunded to the Company and used to offset costs of capital expenditures.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2021:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	4,990,540	3,255,289	1,735,251	—	—
Purchase Obligations	58,830,401	52,388,795	6,250,956	190,650	—
Total Contractual Cash Obligations	$63,820,941	$55,644,084	$7,986,207	$190,650	$—

    The operating lease obligations in the table above include our hopper and tank railcars and forklift lease obligations as of September 30, 2021. Purchase obligations consist of forward contracted corn and soybean deliveries and forward contracted natural gas purchases.

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

    We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2021 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

    As of September 30, 2021, we have open short (selling) positions for 21,181,740 bushels of corn and long (buying) positions for 13,710,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 8,610,000 gallons of ethanol and long (buying) positions of 9,660,000 gallons of ethanol on the Chicago Board of Trade. We have open long (buying) positions for soybean oil of 4,020,000 pounds on the Chicago Board of Trade. We also have open short (selling) positions for 1,768,111 bushels of soybeans and no long (buying) positions of bushels of soybeans on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol, soybean oil and soybean positions are forecasted to settle through December 2023, June 2022, December 2021 and November 2023, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

    We enter into forward contracts for grain purchases and natural gas to supply the two divisions. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to contracts in place at September 30, 2021. Our estimates include various assumptions including the future prices of ethanol, distillers grains, corn, natural gas and soybeans.

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon return of each car at the termination of the lease. We have estimated total costs to rehabilitate the cars at September 30, 2021, to be approximately $1,750,680. This is based on our estimate of incurred damages as of the end of the fiscal year, on expected total car damages at the lease termination, and upon damage claims charged to industry peers with similar leasing arrangements. During the year ended September 30, 2021, we have recorded an expense in cost of goods sold of $298,000. We accrue the estimated cost of damage to the rail cars over the term of the lease, but because the actual cost is not finalized until the lease termination, it is reasonably possible that there will be a change in the estimate in the future.

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

Interest Rate Risk

Our Declining Loan and Revolving Credit Loan all bear variable interest rates. However, there were no borrowings outstanding on the Declining Loan or the Revolving Credit Loan at September 30, 2021.

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

    At September 30, 2021, we had a net short position of 1,050,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through June 2022, a net short (selling) position of 7,471,740 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2023. At September 30, 2021, we had a net long (buying) position of 4,020,000 pounds of soybean oil under derivative contracts used to hedge our future corn oil sales for various periods through December 2021. At

September 30, 2021, we had a net short (selling) position of 1,768,111 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts for various periods through November 2023 that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2021, we also had entered into certain forward purchase contracts for soybeans at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2021, 2020 and 2019:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Corn Derivative Contracts	$(18,881,451)	$2,196,868	$(2,035,159)
Ethanol Derivative Contracts	1,392,605	(5,484,019)	467,160
Natural Gas Derivative Contracts	(836)	—	23,354
Soybean Oil Derivative Contracts	1,813,519	—	—
Soybean Derivative Contracts	(6,518,841)	(279,131)	628,652
Soybean Forward Purchase and Sales Contracts Derivatives	(894,717)	970,344	1,509,539
Totals	$(23,089,721)	$(2,595,938)	$593,546

    At September 30, 2021, we had forward corn purchase contracts at various fixed prices for various delivery periods through November 2023 for 6.7% of our expected production needs for the next 26 months. At September 30, 2021, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through November 2021 for 44.4% of expected production for the next 2 months and forward corn oil contracts at various prices for various delivery periods through December 2021 for 48.9% of expected production for the next 3 months. Also, at September 30, 2021, we had forward natural gas contracts for 40.4% of expected purchases for the next 25 months at various prices for various delivery periods through October 2023. We had no forward ethanol sales contracts at fixed prices as of September 30, 2021.

    We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2021, the Company had soybean forward purchase and sales contracts at various fixed prices for various delivery periods through October 2023 for 16.0% of its anticipated trading volume of that commodity for the next 25 months.

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
A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2021 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2021	Approximate Adverse Change to Income
Natural Gas	518,500	MMBTU	10%	$304,203
Ethanol	138,000,000	Gallons	10%	$30,318,600
Corn	39,986,368	Bushels	10%	$21,872,543
DDGs	299,960	Tons	10%	$5,339,288
Corn Oil	38,560,340	Pounds	10%	$2,120,819
Soybeans-Purchase	3,335,536	Bushels	10%	$4,039,334
Soybeans-Sale	4,999,651	Bushels	10%	$6,154,570

    For comparison purposes, the results of our sensitivity analysis as of September 30, 2020, were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2020	Approximate Adverse Change to Income
Natural Gas	280,000	MMBTU	10%	$50,960
Ethanol	135,000,000	Gallons	10%	$18,495,000
Corn	25,387,665	Bushels	10%	$9,571,150
DDGs	293,470	Tons	10%	$4,695,520
Corn Oil	6,303,074	Pounds	10%	$182,789
Soybeans - purchase	3,528,221	Bushels	10%	$3,514,108
Soybeans - Sale	4,370,000	Bushels	10%	$4,439,920

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of Cardinal Ethanol, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cardinal Ethanol, LLC (the Company) as of September 30, 2021 and 2020, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.
/s/ Boulay PLLP
We have served as the Company's auditor since 2005.
Minneapolis, Minnesota
November 19, 2021

CARDINAL ETHANOL, LLC
Balance Sheets

ASSETS	September 30, 2021	September 30, 2020

Current Assets
Cash	$25,798,906	$12,950,558
Restricted cash	8,097,041	3,963,424
Trade accounts receivable	13,386,410	9,174,937
Miscellaneous receivables	404,273	813,060
Inventories	26,587,032	17,318,700
Prepaid and other current assets	212,261	186,761
Futures & options derivatives	964,418	—
Forward purchase/sales derivatives	988,919	1,115,299
Total current assets	76,439,260	45,522,739

Property, Plant, and Equipment
Land and land improvements	22,522,222	22,522,222
Plant and equipment	157,028,177	157,826,345
Building	8,913,364	8,715,364
Office equipment	922,124	915,758
Vehicles	31,928	31,928
Construction in process	2,424,760	738,689
	191,842,575	190,750,306
Less accumulated depreciation	(122,442,930)	(112,747,129)
Property, Plant, and Equipment, Net	69,399,645	78,003,177

Other Assets
Operating lease right of use asset, net	4,840,250	4,951,592
Investment	1,259,770	1,259,770
Total other assets	6,100,020	6,211,362

Total Assets	$151,938,925	$129,737,278

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2021	September 30, 2020

Current Liabilities
Contract liability	$—	$15,000
Accounts payable	3,564,614	4,154,598
Accounts payable - grain	11,942,723	5,673,785
Accrued expenses	2,111,295	1,407,746
Futures & options derivatives	2,331,889	2,051,928
Forward purchase/sales derivatives	658,283	225,909
Operating lease liability current	3,132,242	2,638,003
Current maturities of long-term debt	—	275,840
Total current liabilities	23,741,046	16,442,809

Long-Term Liabilities
Long-term debt, net of current maturities	—	580,825
Operating lease long-term liabilities	1,709,621	2,313,694
Liability for railcar rehabilitation costs	1,750,680	1,452,600
Total long-term liabilities	3,460,301	4,347,119

Commitments and Contingencies

Members’ Equity
Members' contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	53,825,365	38,035,137
Total members' equity	124,737,578	108,947,350

Total Liabilities and Members’ Equity	$151,938,925	$129,737,278

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019

Revenues	$404,002,166	$244,718,562	$260,669,352

Cost of Goods Sold	369,373,828	239,426,482	260,633,708

Gross Profit	34,628,338	5,292,080	35,644

Operating Expenses	7,179,061	6,773,264	6,938,893

Operating Income (Loss)	27,449,277	(1,481,184)	(6,903,249)

Other Income (Expense)
Interest expense	(133,619)	(180,348)	(358,950)
Miscellaneous income (expense)	(205,780)	521,099	663,286
Total	(339,399)	340,751	304,336

Net Income (Loss)	$27,109,878	$(1,140,433)	$(6,598,913)

Weight Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$1,856	$(78)	$(452)

Distributions Per Unit	$775	$150	$100

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities
Net income (loss)	$27,109,878	$(1,140,433)	$(6,598,913)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	11,296,401	11,251,736	11,242,289
Change in fair value of commodity derivative instruments	(125,703)	258,417	(679,052)
Loss of sale of equipment	906,785	—	1,218
Loss of abandonment of equipment - ethanol division	—	—	1,197,917
Forgiveness of Paycheck Protection Program Loan	(856,665)	—	—
Investment redemption	—	—	35,422
Trade accounts receivables	(4,211,473)	3,650,048	(3,285,978)
Miscellaneous receivable	408,787	567,589	(860,928)
Inventories	(9,268,332)	(3,878,892)	3,112,792
Prepaid and other current assets	(25,500)	(56,297)	40,489
Contract liability	(15,000)	15,000	—
Accounts payable	(429,407)	1,152,561	16,713
Accounts payable - grain	6,268,938	(4,950,493)	1,026,456
Accrued expenses	791,353	158,279	(40,462)
Liability for railcar rehabilitation costs	298,080	298,080	1,154,520
Due to broker	—	(1,589,324)	1,589,324
Net cash provided by operating activities	32,148,142	5,736,271	7,951,807

Cash Flows from Investing Activities
Capital expenditures	—	(14,372)	—
Payments for construction in process	(3,846,527)	(2,782,080)	(3,981,163)
Proceeds from sale of equipment	—	—	3,800
Development agreement funds received for capital expenditures	—	—	2,300,000
Net cash used for investing activities	(3,846,527)	(2,796,452)	(1,677,363)

Cash Flows from Financing Activities
Distributions paid	(11,319,650)	(2,190,900)	(1,460,600)
Proceeds from revolving credit loan	105,850,279	—	5,541,948
Repayment on revolving credit loan	(105,850,279)	—	(5,541,948)
Proceeds from long-term debt	1,222,417	856,665	—
Payments on long-term debt	(1,222,417)	(6,725,722)	(2,017,716)
Net cash used for financing activities	(11,319,650)	(8,059,957)	(3,478,316)

CARDINAL ETHANOL, LLC
Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Net Increase (Decrease) in Cash and Restricted Cash	16,981,965	(5,120,138)	2,796,128

Cash and Restricted Cash – Beginning of Period	16,913,982	22,034,120	19,237,992

Cash and Restricted Cash – End of Period	$33,895,947	$16,913,982	$22,034,120

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$25,798,906	$12,950,558	$15,670,696
Restricted Cash - Balance Sheet	8,097,041	3,963,424	6,363,424
Cash and Restricted Cash	$33,895,947	$16,913,982	$22,034,120

Supplemental Cash Flow Information
Interest paid	$133,619	$259,451	$436,196

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$53,343	$301,724	$12,447
Construction period interest capitalized in property, plant and equipment	$—	$44,927	$67,231

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Statements of Changes in Members' Equity

	Member	Retained
	Contributions	Earnings	Total
Balance - September 30, 2018	$70,912,213	$49,425,983	$120,338,196

Net loss for year ended September 30, 2019	—	(6,598,913)	(6,598,913)

Members Distributions	—	(1,460,600)	(1,460,600)

Balance - September 30, 2019	$70,912,213	$41,366,470	$112,278,683

Net loss for year ended September 30, 2020	—	(1,140,433)	(1,140,433)

Member Distributions	—	(2,190,900)	(2,190,900)

Balance - September 30, 2020	$70,912,213	$38,035,137	$108,947,350

Net income for year ended September 30, 2021	—	27,109,878	27,109,878

Member Distributions	—	(11,319,650)	(11,319,650)

Balance - September 30, 2021	$70,912,213	$53,825,365	$124,737,578

Notes to Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company produced approximately 136,100,000, 129,100,000 and 130,700,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful life of fixed assets, inventory, the assumptions used in the analysis of the impairment of long lived assets, railcar rehabilitation costs, and inventory purchase commitments.

The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected int he period in which the revision is made. Actual results could differ materially from those estimates.

Cash

The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2021 and 2020, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at September 30, 2021 and 2020. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the fiscal years ending September 30, 2021, 2020, and 2019.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
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

•Distillers grains. The Company engages another third-party marketing company, CHS, Inc. to sell one hundred percent of the distillers grains it produces at the plant. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon among the three parties, and CHS provides schedule and orders representing performance obligations. Revenue is recognized net of commissions, freight, and fees.

•Distillers corn oil (corn oil). The Company sells its production of corn oil directly to commercial customers. The customer is provided with a delivery schedule and pick up orders representing performance obligations. These are fulfilled when the customer's driver picks up the scheduled load. The price is agreed upon at the time each contract is made, and the Company recognizes revenue at the time of delivery at that price.

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
September 30, 2021 and 2020
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

The carrying value of cash, restricted cash, trade accounts receivable, miscellaneous accounts receivable, accounts payable (other than those measured as fair value discussed in Note 8), accounts payable-grain, contract liability and accrued expenses approximates fair value at September 30, 2021 and 2020 due to the short maturity nature of these instruments. The fair value of derivative instruments, Trading Division inventory, and debt is disclosed in Note 8.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2021, 2020, or 2019 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2021 or 2020.

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

Income Taxes

Cardinal Ethanol, LLC is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements.  The Company had no significant uncertain tax positions as of September 30, 2021 or 2020. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2017, the Company is no longer subject to U.S. Federal income tax examinations.

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
Notes to Audited Financial Statements
September 30, 2021 and 2020
Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source:

Fiscal Year Ended September 30, 2021

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$251,922,325	$—	$251,922,325
Distillers' Grains	57,818,038	—	57,818,038
Corn Oil	17,966,544	—	17,966,544
Carbon Dioxide	484,752	—	484,752
Other Revenue	54,275	121,200	175,475
Total revenues from contracts with customers	328,245,934	121,200	328,367,134

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	75,635,032	75,635,032
Total revenues from contracts accounted for as derivatives	—	75,635,032	75,635,032
Total Revenues	$328,245,934	$75,756,232	$404,002,166

Fiscal Year Ended September 30, 2020

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$157,704,059	$—	$157,704,059
Distillers' Grains	41,687,109	—	41,687,109
Corn Oil	9,640,523	—	9,640,523
Carbon Dioxide	493,500	—	493,500
Other Revenue	2,048,527	87,450	2,135,977
Total revenues from contracts with customers	211,573,718	87,450	211,661,168

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	33,057,394	33,057,394
Total revenues from contracts accounted for as derivatives	—	33,057,394	33,057,394
Total Revenues	$211,573,718	$33,144,844	$244,718,562

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
Fiscal Year Ended September 30, 2019

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

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol and distillers grains. These terms are generally 7 - 14 days after the week of the transfer of control.

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

3. CONCENTRATIONS

Two major customers accounted for approximately 90% and 91% of the outstanding accounts receivable balance at September 30, 2021 and September 30, 2020, respectively. These same two customers also accounted for approximately 81% of revenue for the year ended September 30, 2021 and 81% and 82% of revenue for each of the years ended September 30, 2020, and 2019, respectively.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2021 and 2020 are as follows:

	2021	2020
Financial statement basis of assets	$151,938,925	$129,737,278
Organization and start-up costs	1,976,610	1,976,610
Book to tax depreciation and amortization	(55,156,961)	(61,868,066)
Book to tax derivative instruments	(964,418)	—
Book to tax operating lease right of use asset	(4,840,250)	(4,951,593)
Capitalized inventory	154,000	140,000
Income tax basis of assets	$93,107,906	$65,034,229

Financial statement basis of liabilities	$27,201,347	$20,789,928
Book to tax derivative instruments	(2,331,889)	(2,051,929)
Book to tax operating lease liability	(4,841,863)	(4,951,697)
Accrued employee benefits	(713,233)	(349,719)
Accrued rail car rehabilitation costs	(1,750,680)	(1,452,600)
Income tax basis of liabilities	$17,563,682	$11,983,983

5. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2021 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2020	$100	$1,460,600	November 2020
February 9, 2021	150	2,190,900	February 2021
June 15, 2021	200	2,921,200	June 2021
August 17, 2021	325	4,746,950	August 2021
Totals	$775	$11,319,650

In November 2021, the Company declared a distribution of $650 per unit for a total distribution of $9,493,900.

Distribution dates and amounts for the fiscal year ended September 30, 2020 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
February 18, 2020	$150	$2,190,900	February 2020
Totals	$150	$2,190,900

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
Distribution dates and amounts for the fiscal year ended September 30, 2019 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
May 21, 2019	$100	$1,460,600	May 2019
Totals	$100	$1,460,600

6.  INVENTORIES

Inventories consist of the following as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Ethanol Division:
Raw materials	$2,995,914	$2,465,782
Work in progress	2,331,419	1,508,084
Finished goods	12,431,375	3,833,939
Spare parts	3,978,193	3,523,781
Ethanol Division Subtotal	$21,736,901	$11,331,586
Trading Division:
Grain inventory	$4,850,131	$5,987,114
Trading Division Subtotal	4,850,131	5,987,114
Total Inventories	$26,587,032	$17,318,700

The Company did not have a net realizable value write-down of ethanol inventory for the year ended September 30, 2021. The Company had a net realizable write-down of ethanol inventory of approximately $10,000 and $105,000 for the years ended September 30, 2020 and 2019, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. At September 30, 2021, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through November 2023 for 6.7% of expected production needs for the next 26 months. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2021 and September 30, 2020. At September 30, 2021, the Company has forward natural gas purchase contracts for 40.4% of expected usage for the next 25 months at various prices for various delivery periods through October 2023. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2021. The Company did have dried distiller grains sales contracts for 44.4% of expected production for the next 2 months through November 2021. The Company had forward corn oil sales contracts for 48.9% of expected production for the next 3 months at various fixed prices for various delivery periods through December 2021. Also, the Company purchased corn from a related party during the year totaling approximately $1,032,000.

At September 30, 2021, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through October 2023 for 16.0% of its anticipated trading volume of that commodity for the next 25 months. Also, the Company purchased soybeans from a related party during the year totaling approximately $465,000.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
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

At September 30, 2021, the Ethanol Division had a net short (selling) position of 7,471,740 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. The Ethanol Division had a net short (selling) position of 5,246,418 bushels of corn under derivative contracts as of September 30, 2020. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through December 2023 as of September 30, 2021. The Ethanol Division had a net long (buying) position of 1,050,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales as of September 30, 2021. The Ethanol Division had a net short (selling) position of 13,020,000 gallons of ethanol under derivative contracts as of September 30, 2020. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through June 2022, as of September 30, 2021. The Ethanol Division had a net long (buying) position of 4,020,000 tons of soybean oil under derivative contracts as of September 30, 2021 with various delivery period through December 2021. These derivatives have not been designated as effective hedges for accounting purposes.

At September 30, 2021, the Trading Division had a net short (selling) position of 1,768,111 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts that it had entered into for its Trading Division. These soybean derivatives are forecasted to settle for various period through November 2023 as of September 30, 2021. The Trading Division had a short (selling) position of 1,841,854 bushels of soybeans under derivative contracts as of September 30, 2020. At September 30, 2021, the Trading Division had a net long (buying) position of 4,020,000 tons of soybean oil under derivative contracts as of September 30, 2021 with various delivery periods through December 2021.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2021:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol futures and options contracts	Futures & Options Derivatives	$150,339	$—
Corn futures and options contracts	Futures & Options Derivatives	$—	$2,331,889
Soybean Oil futures and options contracts	Futures & Options Derivatives	$84,474	$—
Soybean futures and options contracts	Futures & Options Derivatives	$729,605	$—
Soybean forward purchase and sales contracts	Forward Purchase/Sales Derivatives	$988,919	$658,283

As of September 30, 2021, the Company had approximately $8,100,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by two brokers.

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2020:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Futures & Options Derivatives	$—	$666,571
Corn futures and options contracts	Futures & Options Derivatives	$—	$740,993
Soybean futures and options contracts	Futures & Options Derivatives	$—	$644,364
Soybean forward purchase and sales contracts	Forward Purchase/Sale Derivatives	$1,115,299	$225,909

As of September 30, 2020, the Company had approximately $4,000,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2021:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$1,392,605
Corn Futures and Options Contracts	Cost of Goods Sold	(18,881,451)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(836)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	1,813,519
Soybean Futures and Options Contracts	Cost of Goods Sold	(6,518,841)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(894,717)
Totals		$(23,089,721)

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2019:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$467,160
Corn Futures and Options Contracts	Cost of Goods Sold	(2,035,159)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	23,354
Soybeans Futures and Options Contracts	Cost of Goods Sold	628,652
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	1,509,539
Totals		$593,546

8. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(2,331,889)	$(2,331,889)	$(1,424,775)	$(907,114)	$—
Ethanol Futures and Options Contracts	$150,339	$150,339	$150,339	$—	$—
Soybean Oil Futures and Options Contracts	$84,474	$84,474	$84,474	$—	$—
Soybean Futures and Options Contracts	$729,605	$729,605	$1,066,775	$(337,170)	$—
Soybean Forward Purchase Contracts	$330,637	$330,637	$—	$330,637	$—
Soybean Inventory	$4,850,131	$4,850,131	$—	$4,850,131	$—
Accounts Payable	$(6,391,350)	$(6,391,350)	$—	$(6,391,350)	$—

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

Derivatives	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(740,993)	$(740,993)	$(718,333)	$(22,660)	$—
Ethanol Futures and Options Contracts	$(666,571)	$(666,571)	$(666,571)	$—	$—
Soybean Futures and Options Contracts	$(644,364)	$(644,364)	$(525,753)	$(118,611)	$—
Soybean Forward Purchase Contracts	$889,390	$889,390	$—	$889,390	$—
Soybean Inventory	$5,987,114	$5,987,114	$—	$5,987,114	$—
Accounts Payable	$(2,282,182)	$(2,282,182)	$—	$(2,282,182)	$—

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
We determine the fair value of commodity derivative instruments utilizing level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.
We determine the fair value of corn and soybean futures and options level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2021 and 2020.

Accounts payable is generally stated at historical amounts with the exception of approximately $6,391,000 and $2,282,000 at September 30, 2021 and 2020, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt at September 30, 2020 approximated the carrying value of $857,000 and is considered to be a level 2 input. The Company did not have any long-term debt at September 30, 2021. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

9.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan. In exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based on the U.S. prime rate published daily in the Wall Street Journal to each of the individual loans. The interest rate on each of the loans changes daily. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75% . The Declining Loan has interest charged at the prime rate minus fifteen basis points (.15%) and is subject to a floor of 2.85%. The Company amended the loan agreement effective as of April 30, 2021, to extend the termination date of the Revolving Credit Loan from February 28, 2021 to February 28, 2022 and to extend the termination date of the Declining Revolving Loan to February 28, 2023.
Declining Loan

The maximum availability of the Declining Loan is $5,000,000 and such amount is available for working capital purposes. There were no borrowings outstanding on the Declining Loan at September 30, 2021 or September 30, 2020. The interest rate on the Declining Loan is based on the U.S. prime rate published daily in the Wall Street Journal minus fifteen basis points. The interest rate on the Declining Loan at September 30, 2021 and 2020 was 3.10% and 3.13%, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain and corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate at September 30, 2021 and 2020 was 3.00% and 3.06%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2021 or September 30, 2020.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
Paycheck Protection Program Loan

On April 20, 2020, the Company received a loan in the approximate amount of $856,000 through the Paycheck Protection Program. Management requested forgiveness of the loan and received that forgiveness on April 6, 2021. The Company recognized the forgiveness in the Statement of Operations for the year ended September 30, 2021 .

The Company had no long-term debt at September 30, 2021.

10. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. At September 30, 2021, the Company’s weighted average discount rate was 4%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2021, the weighted average remaining lease term was 2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities at September 30, 2021:

For the Fiscal Year Ending September 30,
2022	$3,255,289
2023	1,538,851
2024	196,400
Totals	4,990,540
Amount representing interest	148,677
Lease liabilities	$4,841,863

At September 30, 2021, the Company recorded operating lease costs of approximately $2,209,000 against ethanol revenue and $918,000 in cost of goods sold in the Company’s statement of operations. At September 30, 2020, the Company recorded operating lease costs of approximately $2,331,000 against ethanol revenue and $918,000 in cost of goods sold in the Company's statement of operations.

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 14 days to 7 days after shipment. In November 2012, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year. Effective November 18, 2018, the two companies amended the marketing agreement. The amendment added a renewal

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
term to the initial agreement that extends the contract until November 30, 2022. It provided for the payment of the commission to Murex to be calculated on each net gallon of ethanol taken under the agreement. It modified how the cost of rail car shipments are charged to the Company, moving from a per gallon fee to requiring that the marketer provide a minimum 225 rail cars to the Company on a per car per month lease basis as described in Note 10. Finally, it reduced the delivery to payment period.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Company management has estimated total costs to rehabilitate the cars at September 30, 2021, to be approximately $1,751,000. During the year ended September 30, 2021, the Company has recorded an expense in cost of goods totaling $298,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. The Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the years ended September 30, 2021 and 2020, no amounts were refunded to the Company and used to offset costs of capital expenditures.

Carbon Dioxide Agreement

In March 2010, the Company entered into an agreement with an unrelated party to sell the raw carbon dioxide gas produced as a byproduct at the Company's ethanol production facility. As part of the agreement, the unrelated company leased a portion of the Company's property to construct a carbon dioxide liquefaction plant. The Company agreed to supply raw carbon dioxide to the plant at a rate sufficient for production of 150 tons of liquid carbon dioxide per day and receive a price of $5.00 per ton of liquid carbon dioxide shipped, with price incentives for increased production levels specified in the contract. The Company is to be paid for a minimum of 40,000 tons each year or approximately $200,000 annually. In November 2011, the Company amended this agreement to allow for an expansion of the carbon dioxide liquefaction plant. Under the amendment, the Company was paid for a new minimum of 98,700 tons each year or $493,500 annually. On November 26, 2019, the Company sent written notice of termination of the agreement which was to be effective on June 1, 2020. However, due to disruptions related to COVID-19, the Company agreed to rescind the termination and extend the agreement one year to June 1, 2021.

In June 2021, the Company amended the agreement, to increase the price to $7.00 per ton subject to an annual 2% price increase. However, in the event of a take or pay shortfall, the price paid for the shortfall per ton is reduced by $1.00. The amendment also allows the Company to do anything it wishes with carbon dioxide gas it produces in excess of the quantity it is obligated to sell provided that if the Company sells to others in direct competition then the annual take or pay obligation shall be reduced accordingly and the agreement may be terminated. The initial term of the agreement continues until May 31, 2026,

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
with automatic one-year renewal periods thereafter unless terminated by either party by providing at least six months written notice prior to the expiration of the term. In addition, after the three year anniversary of the effective date, the Company has certain rights to terminate upon the occurrence of a "Change of Control Event" or if the Company decides to sequester its carbon dioxide.

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

12. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes 100% of employee contributions up to 3% of the eligible wages of each employee and an additional 50% of employee contributions up to 5%, for a total contribution by the Company of 4% of eligible wages. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $116,000, $121,000 and $103,000 to the defined contribution plan during the years ended September 30, 2021, 2020 and 2019, respectively. Effective January 2022, the Company will contribute 100% of employee contributions up to 5% of the eligible wages of each employee.

13. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average approximately 62% of total revenues and corn costs average 67% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020
The Company, and the ethanol industry as a whole, experienced adverse conditions throughout 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20% in April 2020. As margins improved in May of 2020, the Company began increasing its ethanol production rate to approximately 135 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

14. BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Revenue:
Ethanol division	$328,245,934	$211,573,718	$222,107,998
Trading division	75,756,232	33,144,844	38,561,354
Total Revenue	$404,002,166	$244,718,562	$260,669,352

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Gross Profit (Loss):
Ethanol division	$32,646,809	$3,562,929	$(930,698)
Trading division	1,981,529	1,729,151	966,342
Total Gross Profit	$34,628,338	$5,292,080	$35,644

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Operating Income (Loss):
Ethanol division	$26,736,720	$(1,941,363)	$(6,600,619)
Trading division	712,557	460,179	(302,630)
Total Operating Loss	$27,449,277	$(1,481,184)	$(6,903,249)

CARDINAL ETHANOL, LLC
Notes to Audited Financial Statements
September 30, 2021 and 2020

	September 30, 2021	September 30, 2020
Grain Inventories:
Ethanol division	$2,995,914	$2,465,782
Trading division	4,850,131	5,987,114
Total Grain Inventories	$7,846,045	$8,452,896

	September 30, 2021	September 30, 2020
Total Assets:
Ethanol division	$142,760,396	$111,774,989
Trading division	8,793,484	17,962,289
Total Assets	$151,938,925	$129,737,278

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2021
Revenues	$93,239,981	$97,911,947	$117,272,974	$95,577,264
Gross profit (loss)	529,355	8,762,330	9,607,941	15,728,712
Operating income (loss)	(1,283,302)	6,925,219	7,849,027	13,958,333
Net income (loss)	(1,055,854)	6,865,441	7,745,750	13,554,542
Basic and diluted earnings (loss) per unit	$(72)	$470	$530	$928

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2020
Revenues	$63,736,851	$67,278,692	$51,252,061	$62,450,958
Gross profit (loss)	2,988,044	(4,221,538)	1,657,936	4,867,638
Operating income (loss)	1,293,302	(6,147,899)	67,815	3,305,598
Net loss	1,638,760	(6,200,182)	35,096	3,385,893
Basic and diluted loss per unit	$112	$(424)	$2	$232

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2019
Revenues	$50,134,468	$64,371,953	$63,665,456	$82,497,475
Gross profit	(860,393)	1,964,202	1,078,038	(2,146,203)
Operating income	(2,601,170)	28,308	(513,297)	(3,817,090)
Net income	(2,670,045)	(61,461)	(5,727)	(3,861,680)
Basic and diluted earnings per unit	$(183)	$(4)	$—	$(265)

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey L. Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2021 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    On November 16, 2021, the board of directors declared a cash distribution of $650 per membership unit to the holders of units of record at the close of business on November 16, 2021 for a total distribution of $9,493,900. We expect to pay the distribution by the end of November, 2021.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2022 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2021 fiscal year. This proxy statement is referred to in this report as the 2022 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

        The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is incorporated by reference from the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 41 of this report.

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
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.42	Eleventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective October 31, 2017	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 29, 2017
10.43	Twelfth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective January 29, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 30, 2018

10.44	Grain Loadout Facility Term Note		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.45	Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2018		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2018
10.46	Amendment No. 3 to Ethanol Purchase and Sale Agreement with Murex LLC dated July 27, 2018+		Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on November 21, 2018
10.47	Fourteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.48	Security Agreement and Assignment of Hedging Accounts with First National Bank of Omaha		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.49	Employee Bonus Plan, Amended and Restated for Fiscal Year 2019-2020		Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on November 22, 2019
10.50	Amended and Restated Employment Agreement dated January 1, 2020		Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on January 23, 2020
10.51	Fifteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha		Exhibit 991. to the registrant's Form 8-K filed with the Commission on March 30, 2020
10.52	Second Amendment to Carbon Dioxide Purchase and Sale Agreement between Cardinal Ethanol, LLC and Air Products and Chemicals, Inc.		Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on November 18, 2020
10.53	Employee Bonus Plan, Amended and Restated for Fiscal Year 2020-2021		Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on November 18, 2020
10.54	Sixteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 4, 2021
10.55	Seventeenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 5, 2021
10.56	Third Amendment to Carbon Dioxide Purchase and Sale Agreement with Air Products and Chemicals, Inc.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on June 16, 2021
10.57	Employee Bonus Plan, Amended and Restated for Fiscal Year 2021-2022	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Cardinal Ethanol, LLC's Annual Report for the Fiscal Year Ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2021 and September 30, 2020, (ii) Condensed Statements of Operations for fiscal years ended September 30, 2021, 2020 and 2019, (iii) Statements of Cash Flows for the fiscal years ended September 30, 2021, 2020, and 2019, (iv) Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**

(+)     Confidential Treatment Requested.
(X)    Filed herewith
(**)    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	November 19, 2021	/s/ Jeffrey L. Painter
Jeffrey L. Painter
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 19, 2021	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 19, 2021	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	November 19, 2021	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 19, 2021	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 19, 2021	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	November 19, 2021
Danny Huston, Director

Date:	November 19, 2021	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 19, 2021	/s/ David M. Dersch, Jr.
David M. Dersch, Jr., Director

Date:	November 19, 2021	/s/ Steven J. Snider
Steven J. Snider, Director

Date:	November 19, 2021	/s/ Cyril G. LeFevre
Cyril G. LeFevre, Director

Date:	November 19, 2021	/s/ Daniel Sailer
Daniel Sailer, Director

Date:	November 19, 2021
Gerald Forsythe, Director

Date:	November 19, 2021	/s/ Robert Baker
Robert Baker, Director

Date:	November 19, 2021	/s/ Lewis M. Roch III
Lewis M. Roch III, Director