Form 10-Q
period 2021-12-31
Cardinal Ethanol LLC
filed 2022-02-03
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2021.

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
☐ Yes     ☒ No

As of February 3, 2022, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	December 31, 2021	September 30, 2021
	(Unaudited)
Current Assets
Cash	$78,379,391	$25,798,906
Restricted cash	13,916,615	8,097,041
Trade accounts receivable	14,318,456	13,386,410
Miscellaneous receivables	644,543	404,273
Inventories	31,562,682	26,587,032
Prepaid and other current assets	1,204,204	212,261
Futures & options derivatives	—	964,418
Forward purchase/sales derivatives	775,092	988,919
Total current assets	140,800,983	76,439,260

Property, Plant, and Equipment, Net	66,660,026	69,399,645

Other Assets
Operating lease right of use asset, net	4,440,552	4,840,250
Investment	1,259,770	1,259,770
Total other assets	5,700,322	6,100,020

Total Assets	$213,161,331	$151,938,925

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts payable	$3,625,008	$3,564,614
Accounts payable - grain	43,895,347	11,942,723
Accrued expenses	2,578,383	2,111,295
Futures & options derivatives	8,948,710	2,331,889
Forward purchase/sales derivatives	163,229	658,283
Operating lease liability current	3,406,675	3,132,242
Total current liabilities	62,617,352	23,741,046

Long-Term Liabilities
Operating lease long-term liabilities	1,075,077	1,709,621
Liability for railcar rehabilitation costs	1,830,060	1,750,680
Total long-term liabilities	2,905,137	3,460,301

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	76,726,629	53,825,365
Total members' equity	147,638,842	124,737,578

Total Liabilities and Members’ Equity	$213,161,331	$151,938,925

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020

Revenues	$150,256,949	$93,239,981

Cost of Goods Sold	115,338,341	92,710,626

Gross Profit	34,918,608	529,355

Operating Expenses	2,135,373	1,812,657

Operating Income (Loss)	32,783,235	(1,283,302)

Other Income (Expense)
Miscellaneous income (expense)	(388,071)	227,448
Total	(388,071)	227,448

Net Income (Loss)	$32,395,164	$(1,055,854)

Weighted Average Units Outstanding - basic and diluted	14,606	14,606
\
Net Income (Loss) Per Unit - basic and diluted	$2,218	$(72)

Distributions Per Unit	$650	$100

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020

Cash Flows from Operating Activities
Net income (loss)	$32,395,164	$(1,055,854)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	2,862,894	2,824,223
Change in fair value of commodity derivative instruments	7,300,012	5,087,650
Trade accounts receivable	(932,046)	(5,116,939)
Miscellaneous receivables	(240,270)	(261,180)
Inventories	(4,975,650)	(13,222,264)
Prepaid and other current assets	(991,943)	(797,897)
Contract liability	—	1,585,000
Accounts payable	70,305	(1,280,864)
Accounts payable - grain	31,952,624	29,609,055
Accrued expenses	510,262	158,733
Liability for railcar rehabilitation costs	79,380	74,520
Net cash provided by operating activities	68,030,732	17,604,183

Cash Flows from Investing Activities
Payments for construction in progress	(136,773)	(1,434,318)
Net cash used for investing activities	(136,773)	(1,434,318)

Cash Flows from Financing Activities
Distributions paid	(9,493,900)	(1,460,600)
Net cash used for financing activities	(9,493,900)	(1,460,600)

Net Increase in Cash and Restricted Cash	58,400,059	14,709,265

Cash and Restricted Cash – Beginning of Period	33,895,947	16,913,982

Cash and Restricted Cash – End of Period	$92,296,006	$31,623,247

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$78,379,391	$23,125,424
Restricted Cash - Balance Sheet	13,916,615	8,497,823
Cash and Restricted Cash	$92,296,006	$31,623,247

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$258	$146,559

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Total

Balance September 30, 2020	$70,912,213	$38,035,137	$108,947,350

Net Loss	—	(1,055,854)	(1,055,854)

Member Distributions	—	(1,460,600)	(1,460,600)

Balance December 31, 2020	$70,912,213	$35,518,683	$106,430,896

	Member Contributions	Retained Earnings	Total

Balance September 30, 2021	$70,912,213	$53,825,365	$124,737,578

Net Income	—	32,395,164	32,395,164

Member Distributions	—	(9,493,900)	(9,493,900)

Balance December 31, 2021	$70,912,213	$76,726,629	$147,638,842

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2021, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the three months ended December 31, 2021 and 2020, the Company produced approximately 36,023,000 and 35,122,000 gallons of ethanol, respectively.

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

The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitment derivatives and inventory at market. Actual results may differ from previously estimated amounts, and such differences may be material to the financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ materially from those estimates.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2021 and September 30, 2021, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2021 and September 30, 2021. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight-line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service.

The Company has various capital projects scheduled for the 2022 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain pits, yeast props, economizers, cyber security, and other small miscellaneous projects. The Company also invested in an ethanol recovery system, costing approximately $2,400,000. The project was funded through operations and was completed and placed into service during the first quarter of fiscal year 2022.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the three months ended December 31, 2021 and the year ended September 30, 2021.

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

•Ethanol. The Company sells its ethanol via a marketing agreement with Murex, LLC. Murex markets one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Murex and the Company. Murex then provides a schedule of deliveries required and an order for each rail car or tankers needed to fulfill their commitment with the end user. These are individual performance obligations of the Company. The marketing agreement calls for control and title to pass when the delivery vehicle is filled. Revenue is recognized then at the price in the agreement with the end user, net of commissions, rail car lease, freight, and insurance.

•Distillers grains. The Company engages another third-party marketing company, CHS, Inc, to market one hundred percent of the distillers grains it produces at the plant. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon among the three parties, and CHS provides schedules and orders representing performance obligations. Revenue is recognized net of commissions, freight, and fees.

•Distillers corn oil (corn oil). The Company sells its production of corn oil directly to commercial customers. The customer is provided with a delivery schedule and pick up orders representing performance obligations. These are fulfilled when the customer’s driver picks up the scheduled load. The price is agreed upon at the time each contract is made, and the Company recognizes revenue at the time of delivery at that price.

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
December 31, 2021
Cost of Goods Sold

Cost of goods sold include corn, trading division grains, natural gas and other components which includes processing ingredients, electricity, railcar maintenance, depreciation of ethanol production fixed assets and wages, salaries and benefits of production personnel.

Operating Expenses

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time.

The following tables disaggregate revenue by major source for the three months ended December 31, 2021 and 2020:

Three Months Ended December 31, 2021 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$102,522,928	$—	$102,522,928
Distillers' grains	13,766,898	—	13,766,898
Corn Oil	6,161,538	—	6,161,538
Carbon Dioxide	114,386	—	114,386
Other Revenue	24,475	49,325	73,800
Total revenues from contracts with customers	122,590,225	49,325	122,639,550

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	27,617,399	27,617,399
Total revenues from contracts accounted for as derivatives	—	27,617,399	27,617,399
Total Revenues	$122,590,225	$27,666,724	$150,256,949

Three Months Ended December 31, 2020 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$49,371,575	$—	$49,371,575
Distillers' grains	12,958,367	—	12,958,367
Corn Oil	3,437,541	—	3,437,541
Carbon Dioxide	123,375	—	123,375
Other Revenue	10,000	49,475	59,475
Total revenues from contracts with customers	65,900,858	49,475	65,950,333

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	27,289,648	27,289,648
Total revenues from contracts accounted for as derivatives	—	27,289,648	27,289,648
Total Revenues	$65,900,858	$27,339,123	$93,239,981

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
December 31, 2021
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

3. CONCENTRATIONS

Two major customers accounted for approximately 94% and 90% of the outstanding accounts receivable balance at December 31, 2021 and September 30, 2021, respectively. These same two customers accounted for approximately 77% of revenue for the three months ended December 31, 2021 and 67% of revenue for the three months ended December 31, 2020.

4.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2021 (Unaudited)	September 30, 2021
Ethanol Division:
Raw materials	$13,119,209	$2,995,914
Work in progress	2,127,462	2,331,419
Finished goods	4,988,742	12,431,375
Spare parts	4,148,065	3,978,193
Ethanol Division Subtotal	$24,383,478	$21,736,901
Trading Division:
Grain inventory	$7,179,204	$4,850,131
Trading Division Subtotal	7,179,204	4,850,131
Total Inventories	$31,562,682	$26,587,032

The Company did not have a net realizable value write-down of ethanol inventory for the three months ended December 31, 2021 and 2020.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
derivative accounting as normal purchases or normal sales. At December 31, 2021, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2023 for approximately 6% of expected production needs for the next 24 months. Approximately 7% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and has determined that no impairment loss existed at December 31, 2021 and September 30, 2021. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At December 31, 2021, the Ethanol Division had forward dried distiller grains sales contracts for approximately 34% of expected production for the next 3 months at various fixed prices for delivery periods through March 2022. At December 31, 2021, the Company had forward corn oil contracts for approximately 74% of expected production for the next 3 months at various fixed prices for delivery through March 2022. Additionally, at December 31, 2021, the Trading Division had forward soybean purchase contracts for approximately 11% of expected origination for various delivery periods through November 2023. Approximately 10% of the forward soybean purchases were with related parties.

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

At December 31, 2021, the Ethanol Division had a net short (selling) position of 6,365,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of December 31, 2021 and are forecasted to settle for various delivery periods through December 2023. The Ethanol Division had a net short (selling) position of 15,111,600 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2022. At December 31, 2021, the Trading Division also had a net short (selling) position of 1,215,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2021, forecasted to settle for various delivery periods through November 2023. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2021:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$7,148,935
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$1,460,650
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$339,125
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$775,092	$163,229

As of December 31, 2021, the Company had approximately $13,917,000 cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by four brokers.

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

As of September 30, 2021, the Company had approximately $8,100,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil and soybean derivatives held by two brokers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Corn Futures and Options Contracts	Cost of Goods Sold	$(433,760)	$(6,166,556)
Ethanol Futures and Options Contracts	Revenues	(16,008,798)	(424,328)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(39,039)	(836)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	153,970	—
Soybean Futures and Options Contracts	Cost of Goods Sold	(772,340)	(3,802,612)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	638,729	1,922,290
Totals		$(16,461,238)	$(8,472,042)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(1,460,650)	$(1,460,650)	$(1,460,650)	$—	$—
Ethanol Futures and Options Contracts	$(7,148,935)	$(7,148,935)	$(7,148,935)	$—	$—
Soybean Futures and Options Contracts	$(339,125)	$(339,125)	(339,125)	$—	$—
Soybean Forward Purchase Contracts	$611,863	$611,863	$—	$611,863	$—
Soybean Inventory	$7,179,204	$7,179,204	$—	$7,179,204	$—
Accounts Payable	$(8,995,510)	$(8,995,510)	$—	$(8,995,510)	$—
The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021

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

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near December 31, 2021 and September 30, 2021.

Accounts payable is generally stated at historical amounts, with the exception of approximately $8,996,000 and $6,391,000 at December 31, 2021 and September 30, 2021, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

7.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based upon the U.S. prime rate published in the Wall Street Journal to each of the individual loans. The interest rates on each of the loans changes daily. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The Declining Loan has interest charged at the prime rate minus fifteen basis points (.15%) and is subject to a floor of 2.85%.
Declining Loan
The maximum availability of the Declining Loan is $5,000,000 and such amount is to be available for working capital purposes. The interest rate on the Declining Loan was 3.10% at December 31, 2021 and September 30, 2021. There were no borrowings outstanding on the Declining Loan at December 31, 2021 or September 30, 2021. The Declining Loan matures on February 28, 2023.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate was 3.00% at December 31, 2021 and September 30, 2021. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2021 and September 30, 2021. The Revolving Credit Loan matures on February 28, 2022.

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

The Company had no long-term debt as of December 31, 2021.

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2021, the Company’s weighted average discount rate was 3.68%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three months ended December 31, 2021, the weighted average remaining lease term was 1.4 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of December 31, 2021:

For the Fiscal Year Ending September 30,
2022	$2,780,394
2023	1,614,351
2024	198,000
Totals	4,592,745
Amount representing interest	(110,993)
Lease liabilities	$4,481,752

For the three months ended December 31, 2021, the Company recorded operating lease costs of approximately $932,000 in cost of goods sold in the Company’s statement of operations.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
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

Company management has estimated total costs to rehabilitate the cars at December 31, 2021, to be approximately $1,830,000. During the three months ended December 31, 2021, the Company has recorded a corresponding expense in cost of goods sold of approximately $79,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $45,390,000 and be funded from operations and from additional financing under the loan agreement. The Company is currently working with its lender on the terms of such financing.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the three months ended December 31, 2021, ethanol sales average approximately 68% of total revenues and corn costs average 65% of total cost of goods sold.

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

The Company, and the ethanol industry as a whole, experienced adverse conditions throughout 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which were

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021
compounded by the impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, the Company reduced its ethanol production rate by approximately 20% in April 2020. As margins improved in May of 2020, the Company began increasing its ethanol production rate to approximately 135 million gallons annually. The Company continues to monitor COVID-19 developments in order to determine whether future adjustments to production are warranted. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended
	December 31, 2021	December 31, 2020
Revenue:	(unaudited)	(unaudited)
Ethanol division	$122,590,225	$65,900,858
Trading division	27,666,724	27,339,123
Total Revenue	$150,256,949	$93,239,981

	Three Months Ended
	December 31, 2021	December 31, 2020
Gross Profit (Loss):	(unaudited)	(unaudited)
Ethanol division	$33,294,124	$(283,672)
Trading division	1,624,484	813,027
Total Gross Profit	$34,918,608	$529,355

	Three Months Ended
	December 31, 2021	December 31, 2020
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol division	$31,475,994	$(1,779,086)
Trading division	1,307,241	495,784
Total Operating Income (Loss)	$32,783,235	$(1,283,302)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
December 31, 2021

	December 31, 2021	September 30, 2021
Grain Inventories:	(unaudited)
Ethanol division	$13,119,209	$2,995,914
Trading division	7,179,204	4,850,131
Total Grain Inventories	$20,298,413	$7,846,045

	December 31, 2021	September 30, 2021
Total Assets:	(unaudited)
Ethanol division	$203,264,835	$143,145,441
Trading division	9,896,496	8,793,484
Total Assets	$213,161,331	$151,938,925

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2021, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

On November 16, 2021, the board of directors declared a cash distribution of $650 per membership unit to the holders of units of record at the close of business on November 16, 2021 for a total distribution of $9,493,900. The distribution was paid on November 30, 2021.

On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the Agreement, we will pay approximately $45,390,000 which is payable in installments and is subject to adjustment pursuant to change orders. We will also pay license fees of $10 per ton of PROTOMAX™ produced by the system for a period of 10 years. We expect to fund the project from operations and from additional financing from our lender and are currently working with our lender regarding the financing needed.

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

Results of Operations for the Three Months Ended December 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three month ended December 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenue	$150,256,949	100.0	$93,239,981	100.0
Cost of Goods Sold	115,338,341	76.8	92,710,626	99.4
Gross Profit	34,918,608	23.2	529,355	0.6
Operating Expenses	2,135,373	1.4	1,812,657	1.9
Operating Income (Loss)	32,783,235	21.8	(1,283,302)	(1.3)
Other Income (Expense)	(388,071)	(0.3)	227,448	0.2
Net Income (Loss)	$32,395,164	21.5	$(1,055,854)	(1.1)

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, corn oil and and the trading of agricultural grains. We believe, that as a result of the Equipment Purchase and Installation Agreement with ICM, Inc. discussed in the Overview above, that PROTOMAX™, a high protein feed product, should become a significant new source of revenue after the installation is complete and the system is operating.  Refer to Note 11, “Business Segments”, of the notes to the unaudited condensed financial statements for financial information about our financial reporting segments. Revenues in each division also include net gains or losses from derivatives related to products sold with the exception of soybean gains or losses from derivatives which are included in cost of goods sold.

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the three months ended December 31, 2021 and 2020:

	2021		2020
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$122,590,225	81.6%	$65,900,858	70.7%
Trading division	27,666,724	18.4%	27,339,123	29.3%
Total Revenue	$150,256,949	100.0%	$93,239,981	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$102,522,928	83.6%	$49,371,575	74.9%
Distillers Grains	13,766,898	11.3	12,958,367	19.7
Corn Oil	6,161,538	5.0	3,437,541	5.2
Carbon Dioxide	114,386	0.1	123,375	0.2
Other Revenue	24,475	—	10,000	—
Total Revenues	$122,590,225	100.0%	$65,900,858	100.0%

    Ethanol

    Our revenues from ethanol increased in the three months ended December 31, 2021 as compared the to the same period in 2020. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold and an increase in gallons of ethanol sold for the three months ended December 31, 2021 as compared to the same period in 2020. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended December 31, 2021 was approximately 91% higher than the average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices have been higher for the current period due to an increase in fuel demand coupled with shipping disruptions attributed to labor shortages resulting, at least in part, from the recent spike in COVID-19 variants. However, ethanol market prices were lower towards the end of the period as positive operating margins encouraged some ethanol plants to return to higher production levels increasing ethanol inventory levels.

Management anticipates that industry over-production as operating conditions continue to improve along with a seasonal decline in domestic demand could have a negative effect on prices. In addition, ethanol prices could decrease due to a reduction of the renewable volume obligations by the Environmental Protection Agency or other regulatory actions. Declines in ethanol exports as a result of existing trade disputes with foreign governments could also continue to affect demand and contribute to lower ethanol prices. Finally, transportation and logistical issues could impact ethanol shipments having an affect on prices if labor shortages do not improve.

    We experienced an increase in ethanol gallons sold of approximately 8% for the three months ended December 31, 2021 as compared to the same period in 2020 resulting primarily from increased ethanol production rates for the period. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we have installed an ethanol recovery system which was fully operational during the first quarter of fiscal year 2022 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the three months ended December 31, 2021 as compared to the same period in 2020. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended December 31, 2021 as compared to the same period in 2020.

    The average price per ton of distillers grains sold for the three months ended December 31, 2021 was approximately 6% higher than the average price per ton of distillers grains sold for the same period in 2020. This increase in the market price of distillers grains is primarily due to higher corn prices during the current period which resulted in end users seeking out distillers grains as the lower cost alternative. However, soybean meal production driven by the demand for soybean oil by the biodiesel industry outpaced demand during the period driving the price of soybean meal lower and tempering distillers grains prices.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there continues to be an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could also have a negative effect on distillers grains prices. In addition, if trade disputes with foreign countries, such as China, are not favorably resolved, this could have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 1% more tons of distillers grains in the three months ended December 31, 2021 as compared to the same period in 2020 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

    Corn Oil

    Our revenues from corn oil sales increased in the three months ended December 31, 2021 as compared to the same period in 2020 which was mainly the result of an increase in the average price per pound for corn oil. We sold approximately the same amount of corn oil in the three months ended December 31, 2021 as compared to the same period in 2020.

The average price per pound of corn oil was approximately 80% higher for the three months ended December 31, 2021 as compared to the same period in 2020. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil.

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

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$27,617,399	99.8%	$27,289,648	99.8%
Other Revenue	49,325	0.2	49,475	0.2
Total Revenues	$27,666,724	100.0%	$27,339,123	100.0%

Soybeans

    During the three months ended December 31, 2021 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended December 31, 2021 as compared the to the same period in 2020. This increase in revenues is the result of an increase in the average price per bushel of soybeans sold of approximately 14% due to a comparatively short national supply of soybeans resulting in higher futures prices for the three months ended December 31, 2021 as compared to the same period in 2020. This increase in price was partially offset by a decrease in bushels sold during the period of approximately 11% during the three months ended December 31, 2021 as compared to the same period in 2020. The decrease is attributable to the short national supply of soybeans. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 73% for the three months ended December 31, 2021 as compared to approximately 99% for the same period in 2020. This decrease in cost of goods sold as a percentage of revenues was the result of a substantially improved relationship between the prices of ethanol and corn, offset by increased natural gas costs for the three months ended December 31, 2021 as compared to the same period in 2020. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2021, we used approximately 2% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2020 due to higher ethanol production levels for the period. During the three months ended December 31, 2021, our average price paid per bushel of corn was approximately 36% higher as compared to the same period in 2020 due primarily to a smaller crop carryout in some areas from the 2021 harvest and increased export demand from China.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended December 31, 2021 as compared to the same period in 2020. This increase in cost of natural gas for the three months ended December 31, 2021 as compared to the same period in 2020 was primarily the result of increased ethanol production resulting in the use of approximately 4% more natural gas and higher natual gas prices for the three months ended December 31, 2021 as compared to the same period in 2020. Our average price per MMBTU of natural gas was approximately 52% higher during the three months ended December 31, 2021 as compared to the same period in 2020 primarily due to increased demand. In addition, natural gas prices were higher towards the end of the period as a result of an increase in the price of crude oil.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended December 31, 2021, we have recorded an expense in cost of goods of $79,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is $1,830,060 at December 31, 2021.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2021 and 2020:

	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$26,042,240	94.1%	$26,526,096	97.0%
Total Cost of Goods Sold	$26,042,240	94.1%	$26,526,096	97.0%

    Soybeans

    During the three months ended December 31, 2021, our cost was primarily the procurement of soybeans sold. During the three months ended December 31, 2021, our average price paid per bushel of soybeans was approximately 21% higher as compared to the same period in 2020 due to concerns over a smaller carryout of soybean inventory from the 2021 harvest and increased demand from China. We also purchased approximately 24% less bushels of soybeans in the three months ended December 31, 2021 compared to 2020 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 1% for the three months ended December 31, 2021 as compared to operating expenses of approximately 2% of revenues for the same period in 2020. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the three months ended December 31, 2021 primarily due to increased efficiencies and an increase in ethanol production compared to the same period in 2020.

Operating Income (Loss)

    Our income from operations for the three months ended December 31, 2021 was approximately 22% of revenues as compared to operating loss of approximately (1.4)% of revenues for the same period in 2020. The increase in operating income for the three months ended December 31, 2021 was primarily the result of positive ethanol to corn margins.
Other Income (Expense)

    Our other expense was approximately (0.3)% of revenues for the three months ended December 31, 2021 as compared to other income of approximately 0.2% of revenues for the three months ended December 31, 2020. Our other expense consisted primarily of the cost associated with the acquisition of certain data and assets related to our evaluation of carbon sequestration.

Changes in Financial Condition for the Three Months Ended December 31, 2021

    The following table highlights the changes in our financial condition:

	December 31, 2021 (Unaudited)	September 30, 2021
Current Assets	$140,800,983	$76,439,260
Long Term Assets	$72,360,348	$75,499,665
Current Liabilities	$62,617,352	$23,741,046
Long-Term Liabilities	$2,905,137	$3,460,301
Members' Equity	$147,638,842	$124,737,578

    We experienced an increase in our current assets at December 31, 2021 as compared to September 30, 2021. This increase was primarily driven by an increase in inventory and cash balances at December 31, 2021 due primarily to commodity prices conducive to producer selling and farmers deferring payment for grain until January 2022 at December 31, 2021 as compared to September 30, 2021.

    We experienced a decrease in our long term assets in the quarter ended December 31, 2021 as compared to September 30, 2021 due primarily to routine depreciation on long-term assets.

    We experienced an increase in our total current liabilities at December 31, 2021 as compared to September 30, 2021. This increase was primarily due to an increase in our accounts payable grain because our farmer producers deferred more bushels for payment until January 2022 at December 31, 2021 as compared to September 30, 2021.

    We experienced a decrease in our long-term liabilities as of December 31, 2021 as compared to September 30, 2021 as a result of the declining life on leases due to the implementation of ASC 842.
Liquidity and Capital Resources

    We, and the ethanol industry as a whole, experienced adverse conditions throughout most of 2019 and 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of COVID-19, resulted in negative operating margins, lower cash flow from operations and net operating losses. In response to the low margin environment, we reduced our ethanol production rate by approximately 20% in April 2020.  However, as margins improved in May of 2020, we returned to full production and are currently operating at approximately 135 million gallons annually which is approximately 40% above the nameplate capacity for the plant. We continue to monitor COVID-19 developments and the effect on demand for our products in order to determine whether future adjustments to production are warranted.  The substantially improved ethanol prices and the resulting increase in profit margins beginning in late summer 2021 greatly improved our cash reserves. Part of this is reserved for distributions to unit holders and for planned capital improvements, but our liquidity has improved.

We have also engaged ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $45,390,000 and be funded from operations and from additional financing from our lender. The agreement calls for a down payment and scheduled payments at key points during the construction and installation process, which we expect to begin in mid-summer this fiscal year. We are currently working with our lender regarding the financing needed to fund this project.

The following table shows cash flows for the three months ended December 31, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$68,030,732	$17,604,183
Net cash used for investing activities	(136,773)	(1,434,318)
Net cash used for financing activities	(9,493,900)	(1,460,600)
Net increase in Cash and Restricted Cash	58,400,059	14,709,265
Cash and Restricted Cash, beginning of period	33,895,947	16,913,982
Cash and Restricted Cash, end of period	$92,296,006	$31,623,247

Cash Flow provided by Operating Activities

We experienced an increase in our cash flow from operating activities for the three months ended December 31, 2021 as compared to the same period in 2020. This increase was primarily due to improved margins on our primary products coupled with a greater deferral of payments for grain until January 2022 for the three months ended December 31, 2021 as compared to the same period in 2020.

Cash Flow used for Investing Activities

We used less cash in investing activities for the three months ended December 31, 2021 as compared to the same period in 2020. This decrease was primarily the result of decreased amounts paid for construction in progress during the period ended December 31, 2021 compared with the same period in 2020.

Cash Flow used for Financing Activities

We used more cash for financing activities for the three months ended December 31, 2021 as compared to the same period in 2020. This increase was primarily the results of payments to our investors in the form of distributions during the three months ended December 31, 2021.

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
Declining Loan

    The maximum availability of the Declining Loan is $5,000,000 with such amount to be available for working capital purposes. The interest rate on the Declining Loan at December 31, 2021 was 3.10%. There were no borrowings outstanding on the Declining Loan at December 31, 2021 and no borrowings outstanding at September 30, 2021. The Declining Loan matures on February 28, 2023.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan at December 31, 2021 was 3.00%. There were no borrowings outstanding at December 31, 2021 and September 30, 2021. The Revolving Credit Loan matures on February 28, 2022. We are currently working with our lender to renew the Revolving Credit Loan to February 28, 2023 and expect this to be done before the loan matures.

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

We are complying with our financial covenants and the other terms of our loan agreements at December 31, 2021. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through December 31, 2021. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.

Capital Improvements

    The board of directors approved various capital projects scheduled for the 2022 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain pits, yeast props, economizers, cyber security, and other small miscellaneous projects. We have also invested in an ethanol recovery system, costing approximately $2,400,000. The project was funded through operations and was completed and placed into service during the first quarter of fiscal year 2022.

We have also engaged ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $45,390,000 and be funded from operations and from additional financing from our lender. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. We are currently working with our lender regarding the financing needed to fund this project.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventory; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventory, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2021.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were no borrowings outstanding on the Declining Loan or on the Revolving Credit Loan at December 31, 2021.

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

    The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Corn Derivative Contracts	$(433,760)	$(6,166,556)
Ethanol Derivative Contracts	(16,008,798)	(424,328)
Natural Gas Derivative Contracts	(39,039)	(836)
Soybean Oil Derivative Contracts	153,970	—
Soybean Derivative Contracts	(772,340)	(3,802,612)
Soybean Forward Purchase and Sales Contracts	638,729	1,922,290
Totals	$(16,461,238)	$(8,472,042)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of December 31, 2021 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from December 31, 2021. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2021	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$294,000
Ethanol	138,000,000	Gallons	10%	$31,326,000
Corn	46,800,000	Bushels	10%	$24,315,000
DDGs	324,000	Tons	10%	$5,636,000
Corn Oil	43,980,000	Pounds	10%	$1,905,000
Soybeans	5,000,000	Bushels	10%	$6,343,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our first quarter ended of our 2022 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

    None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350.*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDINAL ETHANOL, LLC

Date:	February 3, 2022	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2022	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)