Form 10-Q
period 2022-03-31
Cardinal Ethanol LLC
filed 2022-05-05
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022.

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
☐ Yes     ☒ No

As of May 5, 2022, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	March 31, 2022	September 30, 2021
	(Unaudited)
Current Assets
Cash	$1,059,422	$25,798,906
Restricted cash	12,845,627	8,097,041
Trade accounts receivable	20,985,827	13,386,410
Miscellaneous receivables	727,998	404,273
Inventories	46,451,795	26,587,032
Prepaid and other current assets	887,573	212,261
Futures & options derivatives	1,714,577	964,418
Forward purchase/sales derivatives	1,479,684	988,919
Total current assets	86,152,503	76,439,260

Property, Plant, and Equipment, Net	73,266,524	69,399,645

Other Assets
Operating lease right of use asset, net	3,601,421	4,840,250
Investment	1,259,770	1,259,770
Total other assets	4,861,191	6,100,020

Total Assets	$164,280,218	$151,938,925

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Checks written in excess of bank balances	$5,109,245	$—
Accounts payable	4,222,770	3,564,614
Accounts payable - grain	8,199,692	11,942,723
Accrued expenses	1,358,917	2,111,295
Futures & options derivatives	5,562,943	2,331,889
Forward purchase/sales derivatives	148,719	658,283
Operating lease liability current	2,852,689	3,132,242
Total current liabilities	27,454,975	23,741,046

Long-Term Liabilities
Operating lease long-term liabilities	784,894	1,709,621
Liability for railcar rehabilitation costs	1,881,293	1,750,680
Total long-term liabilities	2,666,187	3,460,301

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	63,246,843	53,825,365
Total members' equity	134,159,056	124,737,578

Total Liabilities and Members’ Equity	$164,280,218	$151,938,925

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenues	$133,972,682	$97,911,947	$284,229,631	$191,151,930

Cost of Goods Sold	123,821,112	89,149,617	239,159,453	181,860,247

Gross Profit	10,151,570	8,762,330	45,070,178	9,291,683

Operating Expenses	2,048,337	1,837,111	4,183,710	3,649,770

Operating Income	8,103,233	6,925,219	40,886,468	5,641,913

Other Income (Expense)
Interest expense	(100)	(76,075)	(100)	(76,075)
Miscellaneous income (expense)	326,081	16,297	(61,990)	243,749
Total	325,981	(59,778)	(62,090)	167,674

Net Income	$8,429,214	$6,865,441	$40,824,378	$5,809,587

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$577	$470	$2,795	$398

Distributions Per Unit	$1,500	$150	$2,150	$250

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities
Net income	$40,824,378	$5,809,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	5,707,494	5,652,802
Change in fair value of commodity derivative instruments	1,480,566	1,890,941
Change in operating assets and liabilities:
Trade accounts receivable	(7,599,417)	(16,587,844)
Miscellaneous receivables	(323,725)	(643,372)
Inventories	(19,864,763)	(20,308,324)
Prepaid and other current assets	(675,312)	(540,923)
Contract liability	—	686,087
Accounts payable	659,039	(908,256)
Accounts payable - grain	(3,743,031)	(756,658)
Accrued expenses	(728,526)	576,034
Liability for railcar rehabilitation costs	130,613	149,040
Net cash provided by (used for) operating activities	15,867,316	(24,980,886)

Cash Flows from Investing Activities
Payments for construction in progress	(9,564,559)	(2,364,507)
Net cash used for investing activities	(9,564,559)	(2,364,507)

Cash Flows from Financing Activities
Checks written in excess of bank balances	5,109,245	6,050,517
Distributions paid	(31,402,900)	(3,651,500)
Proceeds from revolving credit loan	9,841,117	59,926,397
Payments on revolving credit loan	(9,841,117)	(45,750,028)
Proceeds from long-term debt	—	1,222,417
Net cash provided by (used for) financing activities	(26,293,655)	17,797,803

Net Decrease in Cash and Restricted Cash	(19,990,898)	(9,547,590)

Cash and Restricted Cash – Beginning of Period	33,895,947	16,913,982

Cash and Restricted Cash – End of Period	$13,905,049	$7,366,392

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$1,059,422	$728,444
Restricted Cash - Balance Sheet	12,845,627	6,637,948
Cash and Restricted Cash	$13,905,049	$7,366,392

Supplemental Cash Flow Information
Interest paid	$—	$46,260

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$28,608	$159,019

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Total

Balance September 30, 2020	$70,912,213	$38,035,137	$108,947,350

Net Loss	—	(1,055,854)	(1,055,854)

Member Distributions	—	(1,460,600)	(1,460,600)

Balance December 31, 2020	$70,912,213	$35,518,683	$106,430,896

Net Income	—	6,865,441	6,865,441

Member Distributions	—	(2,190,900)	(2,190,900)

Balance March 31, 2021	$70,912,213	$40,193,224	$111,105,437

	Member Contributions	Retained Earnings	Total

Balance September 30, 2021	$70,912,213	$53,825,365	$124,737,578

Net Income	—	32,395,164	32,395,164

Member Distributions	—	(9,493,900)	(9,493,900)

Balance December 31, 2021	$70,912,213	$76,726,629	$147,638,842

Net Income	—	8,429,214	8,429,214

Member Distributions	—	(21,909,000)	(21,909,000)

Balance March 31, 2022	$70,912,213	$63,246,843	$134,159,056

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
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

Nature of Business

Cardinal Ethanol, LLC, (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the six months ended March 31, 2022 and 2021, the Company produced approximately 69,832,000 and 67,896,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, the assumptions used in the analysis of the impairment of long lived assets, railcar rehabilitation costs, and inventory purchase commitments.

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
March 31, 2022
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2022 and September 30, 2021, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2022 and September 30, 2021. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2022 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain pits, yeast props, economizers, cyber security, and other small miscellaneous projects. The Company also invested in an ethanol recovery system, costing approximately $2,400,000. The project was funded through operations and was completed and placed into service during the first quarter of fiscal year 2022. The Company has plans to install a high protein feed system, costing approximately $45,000,000, which is payable in installments and is subject to adjustments pursuant to change orders. The Company expects to fund the project from operations and from current credit facilities as amended.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the six months ended March 31, 2022 and the year ended September 30, 2021.

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
March 31, 2022
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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time.

The following tables disaggregate revenue by major source for the three and six months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$85,298,042	$—	$85,298,042
Distillers' grains	15,421,874	—	15,421,874
Corn Oil	6,218,759	—	6,218,759
Carbon Dioxide	112,209	—	112,209
Other Revenue	14,950	38,256	53,206
Total revenues from contracts with customers	107,065,834	38,256	107,104,090

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	26,868,592	26,868,592
Total revenues from contracts accounted for as derivatives	—	26,868,592	26,868,592
Total Revenues	$107,065,834	$26,906,848	$133,972,682

Six Months Ended March 31, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$187,820,970	$—	$187,820,970
Distillers' grains	29,188,772	—	29,188,772
Corn Oil	12,380,297	—	12,380,297
Carbon Dioxide	226,595	—	226,595
Other Revenue	39,425	87,581	127,006
Total revenues from contracts with customers	229,656,059	87,581	229,743,640

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	54,485,991	54,485,991
Total revenues from contracts accounted for as derivatives	—	54,485,991	54,485,991
Total Revenues	$229,656,059	$54,573,572	$284,229,631

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
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
March 31, 2022
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

3. CONCENTRATIONS

Two major customers accounted for approximately 95% and 90% of the outstanding accounts receivable balance at March 31, 2022 and September 30, 2021, respectively. These same two customers accounted for approximately 76% of revenue for the six months ended March 31, 2022 and 69% of revenue for the six months ended March 31, 2021.

4.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2022 (Unaudited)	September 30, 2021
Ethanol Division:
Raw materials	$24,927,216	$2,995,914
Work in progress	2,696,180	2,331,419
Finished goods	4,072,541	12,431,375
Spare parts	4,365,218	3,978,193
Ethanol Division Subtotal	$36,061,155	$21,736,901
Trading Division:
Grain inventory	$10,390,640	$4,850,131
Trading Division Subtotal	10,390,640	4,850,131
Total Inventories	$46,451,795	$26,587,032

The Company had a net realizable value write-down of ethanol inventory of approximately $531,000 and $496,000 for the six months ended March 31, 2022 and 2021, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
derivative accounting as normal purchases or normal sales. At March 31, 2022, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2023 for approximately 8% of expected production needs for the next 21 months. Approximately 5% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and has determined that no impairment loss existed at March 31, 2022 and September 30, 2021. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At March 31, 2022, the Ethanol Division had forward dried distiller grains sales contracts for approximately 40% of expected production for the next 3 months at various fixed prices for delivery periods through June 2022. At March 31, 2022, the Company had forward corn oil contracts for approximately 84% of expected production for the next 2 months at various fixed prices for delivery through May 2022. Additionally, at March 31, 2022, the Trading Division had forward soybean purchase contracts for approximately 12% of expected origination for various delivery periods through November 2023. Approximately 12% of the forward soybean purchases were with related parties.

5. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, natural gas, soybean oil and soybean derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol, natural gas, soybean oil and soybeans in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn, natural gas, and soybean derivative instruments are included as a component of cost of goods sold.

At March 31, 2022, the Ethanol Division had a net short (selling) position of 10,510,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of March 31, 2022 and are forecasted to settle for various delivery periods through December 2023. The Ethanol Division had a net short (selling) position of 16,800,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales.These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2022. The Ethanol Division also had a net long (buying) position of 4,200,000 gallons of soybean oil under derivative contracts used to hedge its future soybean oil sales. These soybean oil derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2022, forecasted to settle for various delivery periods through July 2022. At March 31, 2022, the Trading Division also had a net short (selling) position of 1,340,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2022, forecasted to settle for various delivery periods through November 2023. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2022:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$1,714,577	$—
Corn Futures and Options Contracts	Futures & Options Derivatives	$—	$(5,265,450)
Soybean Oil Futures and Options Contracts	Futures & Options Derivatives	$—	$(146,358)
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$(151,135)
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$1,479,684	$(148,719)

As of March 31, 2022, the Company had approximately $12,846,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, and soybean derivatives held by four brokers.

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

As of September 30, 2021, the Company had approximately $8,100,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, and soybean derivatives held by two brokers.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Corn Futures and Options Contracts	Cost of Goods Sold	$(5,941,286)	$(12,106,842)	$(16,454,637)	$(16,888,397)
Ethanol Futures and Options Contracts	Revenues	579,082	154,754	6,097,538	(9,911,259)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	(836)	—	(39,039)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	—	—	(69,641)	84,329
Soybean Futures and Options Contracts	Cost of Goods Sold	(2,085,684)	(5,889,252)	(3,232,493)	(4,004,833)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(379,206)	1,543,084	754,753	1,393,482
Totals		$(7,827,094)	$(16,299,092)	$(12,904,480)	$(29,365,717)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(5,265,450)	$(5,265,450)	$(5,265,450)	$—	$—
Ethanol Futures and Options Contracts	$1,714,577	$1,714,577	$1,714,577	$—	$—
Soybean Oil Futures and Options Contracts	$(146,358)	$(146,358)	$(146,358)	$—	$—
Soybean Futures and Options Contracts	$(151,135)	$(151,135)	$(151,135)	$—	$—
Soybean Forward Purchase Contracts	$1,330,965	$1,330,965	$—	$1,330,965	$—
Soybean Inventory	$10,390,640	$10,390,640	$—	$10,390,640	$—
Accounts Payable	$(4,950,592)	$(4,950,592)	$—	$(4,950,592)	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
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

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near March 31, 2022 and September 30, 2021.

Accounts payable is generally stated at historical amounts, with the exception of approximately $4,951,000 and $6,391,000 at March 31, 2022 and September 30, 2021, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

7.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based upon the U.S. prime rate published in the Wall Street Journal to each of the individual loans. The interest rates on each of the loans changes daily. Effective February 28, 2022, the Company executed an amendment to its loan agreement to provide additional financing to fund the construction and installation of a system to produce high protein feed at the plant and extend the termination date of the Revolving Credit Loan to February 28, 2023.
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The Declining Loan formerly had interest charged at the prime rate minus fifteen basis points (.15%) subject to a floor of 2.85%. Following the amendment, the interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%)

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
subject to a floor of 2.85%. The interest rate was 3.45% and 3.10% at March 31, 2022 and September 30, 2021, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were no borrowings outstanding on the Declining Loan at March 31, 2022 or September 30, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 3.25% and 3.00% at March 31, 2022 and September 30, 2021, respectively. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2022 and September 30, 2021. The Revolving Credit Loan formerly was set to mature on February 28, 2022 but has now been extended to February 28, 2023.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than 23,000,000.

The Company had no long-term debt as of March 31, 2022 and September 30, 2021.

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and six months ended March 31, 2022, the Company’s weighted average discount rate was 3.68%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 0.7 years to 1.7 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and six months ended March 31, 2022, the weighted average remaining lease term was 1.2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of March 31, 2022:

For the Fiscal Quarter Ending March 31,
2022	$1,889,596
2023	1,624,151
2024	198,000
Totals	3,711,747
Amount representing interest	(74,164)
Lease liabilities	$3,637,583

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022

For the three months ended March 31, 2022, the Company recorded operating lease costs of approximately $218,000 against ethanol revenue and $294,000 in cost of goods sold in the Company’s statement of operations. For the six months ended March 31, 2022, the Company recorded operating lease costs of approximately $218,000 against ethanol revenue and $544,000 in costs of goods sold in the Company's statement of operations.

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

Company management has estimated total costs to rehabilitate the cars at March 31, 2022, to be approximately $1,881,000. During the six months ended March 31, 2022, the Company has recorded a corresponding expense in cost of goods sold of approximately $136,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $45,390,000 and be funded from operations and from and our current credit facilities as amended.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the six months ended March 31, 2022, ethanol sales average approximately 66% of total revenues and corn costs average 67% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022
Since last quarter of 2021, the Company has rebounded from the poor economic conditions it experience in 2019 through the first three quarters of 2021 that were compounded by the COVID-19 pandemic. The Company continues to monitor COVID-19 developments as well as the war between Russia and Ukraine. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Subsequent to quarter end, the Company received notice that it was awarded approximately $7,950,000 under the USDA Biofuel Producer Program. The Company expects to receive the funds within the next 30 days.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$107,065,834	$72,885,033	$229,656,059	$138,785,893
Trading division	26,906,848	25,026,914	54,573,572	52,366,037
Total Revenue	$133,972,682	$97,911,947	$284,229,631	$191,151,930

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$9,345,531	$7,094,939	$42,639,655	$6,811,269
Trading division	806,039	1,667,391	2,430,523	2,480,414
Total Gross Profit	$10,151,570	$8,762,330	$45,070,178	$9,291,683

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$7,614,437	$5,575,071	$39,090,431	$3,795,985
Trading division	488,796	1,350,148	1,796,037	1,845,928
Total Operating Income	$8,103,233	$6,925,219	$40,886,468	$5,641,913

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
March 31, 2022

	March 31, 2022	September 30, 2021
Grain Inventories:	(unaudited)
Ethanol division	$24,927,216	$2,995,914
Trading division	10,390,640	4,850,131
Total Grain Inventories	$35,317,856	$7,846,045

	March 31, 2022	September 30, 2021
Total Assets:	(unaudited)
Ethanol division	$154,156,912	$143,145,441
Trading division	10,123,306	8,793,484
Total Assets	$164,280,218	$151,938,925

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended March 31, 2022, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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
•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19; and
•Global economic uncertainty, market disruptions and increased volatility in commodity prices caused by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

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

On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the Agreement, we will pay approximately $45,390,000 which is payable in installments and is subject to adjustment pursuant to change orders. We will also pay license fees of $10 per ton of PROTOMAX™ produced by the system for a period of 10 years. We expect to fund the project from operations and from and our current credit facilities as amended.

On February 15, 2022, the board of directors declared a cash distribution of $1,500 per membership unit to the holders of units of record at the close of business on February 15, 2022 for a total distribution of $21,909,000. We paid the distribution on February 25, 2022.

On March 30, 2022, we executed an Eighteenth Amendment of First Amended and Restated Construction Loan Agreement, to be effective as of February 28, 2022, which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purposes of the Amendment are to provide additional financing to fund the construction and installation of a system to produce high protein feed at the plant and extend the termination date of the Revolving Credit Loan to February 28, 2023. Please refer to Item 1 - Financial Statements - Note 7 - Bank Financing for more information.

Subsequent to quarter end, we received notice that we were awarded approximately $7,950,000 under the USDA Biofuel Producer Program. We expect to receive the funds within the next 30 days.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three month ended March 31, 2022 and 2021:

	2022		2021
Statement of Operations Data	Amount	%	Amount	%
Revenue	$133,972,682	100.0	$97,911,947	100.0
Cost of Goods Sold	123,821,112	92.4	89,149,617	91.1
Gross Profit	10,151,570	7.6	8,762,330	8.9
Operating Expenses	2,048,337	1.5	1,837,111	1.9
Operating Income	8,103,233	6.1	6,925,219	7.0
Other Income (Expense)	325,981	0.2	(59,778)	(0.1)
Net Income	$8,429,214	6.3	$6,865,441	6.9
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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, corn oil and and the trading of agricultural grains. We expect that PROTOMAX™, a high protein feed product, will become a significant new source of revenue once the installation of a system to manufacture high protein feed is complete and the system is operating.  Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021:

	2022		2021
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$107,065,834	79.9%	$72,885,033	74.4%
Trading division	26,906,848	20.1%	25,026,914	25.6%
Total Revenue	$133,972,682	100.0%	$97,911,947	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$85,298,042	79.7%	$53,236,704	73.0%
Distillers Grains	15,421,874	14.4	15,893,097	21.8
Corn Oil	6,218,759	5.8	3,615,082	5.0
Carbon Dioxide	112,209	0.1	123,375	0.2
Other Revenue	14,950	—	16,775	—
Total Revenues	$107,065,834	100.0%	$72,885,033	100.0%

    Ethanol

    Our revenues from ethanol increased in the three months ended March 31, 2022 as compared the to the same period in 2021. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold and an increase in gallons of ethanol sold for the three months ended March 31, 2022 as compared to the same period in 2021. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended March 31, 2022 was approximately 45% higher than the average price per gallon of ethanol sold for the same period in 2021. Ethanol market prices have been higher due to an increase in corn and oil prices for the current period compared to the same period in 2021. However, ethanol market prices overall were lower for the three months ended March 31, 2022 compared to prices for the three months ended December 31, 2021, as positive operating margins encouraged some ethanol plants to return to higher production levels increasing ethanol inventory levels.

Management expects that industry over-production could continue to have a negative effect on ethanol prices unless additional foreign or domestic demand sufficiently reduces current inventory levels. Ethanol prices could also decrease due to regulatory actions by the Unites States Environmental Protection Agency or other agencies. If corn and oil prices remain high that would likely contribute to higher ethanol prices. However, the Russian invasion of Ukraine and resulting sanctions by the United States and other countries have created global economic uncertainty and caused significant market disruptions and increased volatility in commodity prices. The impact on ethanol prices by the Russian military action and actions taken in response to the invasion is difficult to predict. In addition, recent efforts by the current administration to ease high fuel prices in the United States, such as the temporary lifting of the ban on the sale of E15 during the summer months, could affect ethanol prices.

    We experienced an increase in ethanol gallons sold of approximately 11% for the three months ended March 31, 2022 as compared to the same period in 2021 resulting primarily from increased ethanol production rates for the period. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we installed an ethanol recovery system which became fully operational during the first quarter of fiscal year 2022 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the three months ended March 31, 2022 as compared to the same period in 2021. This decrease in revenues is primarily the result of an decrease in the average price per ton of distillers grains sold for the period ended March 31, 2022 as compared to the same period in 2021.

    The average price per ton of distillers grains sold for the three months ended March 31, 2022 was approximately 4% lower than the average price per ton of distillers grains sold for the same period in 2021. This lower average price is the result of lower values for DDGS in the first month of the quarter compared to the same period in 2021. Those lower prices were attributable to lower priced corn following the 2021 harvest. Distillers grains prices have a strong correlation to corn prices, but the relationship is not always steady or comparable from one year to the next for a variety of market reasons. The relationship lagged in January 2022, but has strengthened since then. Distillers grains prices have continued to be supported by high corn prices prices during the current period subsequent to quarter end.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. A plentiful corn crop in the fall of 2022 could have a negative affect on distillers grains prices. Lower wheat production by Ukraine could continue to contribute to higher soybean prices having a positive affect on distillers grains prices. The impact of the Russian invasion of Ukraine and resulting sanctions by the United States and other countries on distillers grains prices is difficult to predict. In addition, trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 1% more tons of distillers grains in the three months ended March 31, 2022 as compared to the same period in 2021 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the three months ended March 31, 2022 as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound for corn oil. We also sold approximately 4% more pounds of corn oil in the three months ended March 31, 2022 as compared to the same period in 2021.

The average price per pound of corn oil was approximately 65% higher for the three months ended March 31, 2022 as compared to the same period in 2021. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil.

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

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$26,868,592	99.9%	$24,971,414	99.8%
Other Revenue	38,256	0.1	55,500	0.2
Total Revenues	$26,906,848	100.0%	$25,026,914	100.0%

Soybeans

    During the three months ended March 31, 2022 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended March 31, 2022 as compared to the same period in 2021. This increase in revenues is the result of an increase in the average price per bushel of soybeans sold of approximately 16% due to a comparatively short national supply of soybeans resulting in higher futures prices for the three months ended March 31, 2022 as compared to the same period in 2021. We also sold approximately 8% less bushels during the three months ended March 31, 2022 as compared to the same period in 2021. The decrease is attributable to the short national supply of soybeans. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division
    Our cost of goods sold for this division as a percentage of its total revenues was approximately the same for the three months ended March 31, 2022 as compared to the same period in 2021. This net zero change in cost of goods sold as a percentage of revenues was the result of a steady relationship between the prices of ethanol and corn for the three months ended March 31, 2022 as compared to the same period in 2021. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2022, we used approximately 1% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2021 due to higher ethanol production levels for the period. During the three months ended March 31, 2022, our average price paid per bushel of corn was approximately 38% higher as compared to the same period in 2021 due primarily to a smaller crop carryout in some areas from the 2021 harvest and concerns regarding predictions of the corn crop for fall of 2022. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine and resulting sanctions by other countries have contributed to higher corn prices.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. The impact on ethanol prices by the Russian military action in Ukraine and actions taken in response to the invasion is difficult to predict. Rising corn prices rise have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended March 31, 2022 as compared to the same period in 2021. This increase in cost of natural gas for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily the result of increased ethanol production resulting in the use of approximately 4% more natural gas and higher natural gas prices for the three months ended March 31, 2022 as compared to the same period in 2021. Our average price per MMBTU of natural gas was approximately 37% higher during the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to increased demand, an increase in the price of crude oil and the Russian invasion of Ukraine.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended March 31, 2022, we have recorded an expense in cost of goods sold of approximately $57,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $1,881,000 at March 31, 2022.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2022 and 2021:

	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$26,100,809	97.0%	$23,359,523	93.3%
Total Cost of Goods Sold	$26,100,809	97.0%	$23,359,523	93.3%

Soybeans

    During the three months ended March 31, 2022, our cost was primarily the procurement of soybeans sold. During the three months ended March 31, 2022, our average price paid per bushel of soybeans was approximately 16% higher as compared to the same period in 2021 due to concerns over a smaller carryout of soybean inventory from the 2021 harvest and increased demand from China. We also purchased approximately 55% more bushels of soybeans in the three months ended March 31, 2022 compared to 2021 due mostly to a cash price that was conducive to producer selling.

Derivatives

    We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk for information on our derivatives.

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 2% for the three months ended March 31, 2022 and 2021, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis remained steady for the three months ended March 31, 2022 compared to the same period in 2021.

Operating Income

    Our income from operations for the three months ended March 31, 2022 was approximately 6% of revenues as compared to 7% of revenues for the same period in 2021. The decrease for the three months ended March 31, 2022 was primarily the result of ethanol to corn margins.

Other Income (Expense)

    Our other income was approximately 0.2% of revenues for the three months ended March 31, 2022 as compared to other expense of approximately (0.1)% of revenues for the three months ended March 31, 2021. Our other income consisted primarily of the insurance recovery associated with grain inventory that was written off in fiscal year 2021.

Results of Operations for the Six Months Ended March 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2022 and 2021:

	2022		2021
Statement of Operations Data	Amount	%	Amount	%
Revenue	$284,229,631	100.0	$191,151,930	100.0
Cost of Goods Sold	239,159,453	84.1	181,860,247	95.1
Gross Profit	45,070,178	15.9	9,291,683	4.9
Operating Expenses	4,183,710	1.5	3,649,770	1.9
Operating Income	40,886,468	14.4	5,641,913	3.0
Other Income (Expense)	(62,090)	—	167,674	0.1
Net Income	$40,824,378	14.4	$5,809,587	3.1

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, corn oil and and the trading of agricultural grains. We expect that PROTOMAX™, a high protein feed product, will become a significant new source of revenue once the installation of a system to manufacture high protein feed is complete and the system is operating.  Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the six months ended March 31, 2022 and 2021:

	2022		2021
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$229,656,059	80.8%	$138,785,893	72.6%
Trading division	54,573,572	19.2%	52,366,037	27.4%
Total Revenue	$284,229,631	100.0%	$191,151,930	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$187,820,970	81.8%	$102,608,280	73.0%
Distillers Grains	29,188,772	12.7	28,851,464	21.8
Corn Oil	12,380,297	5.4	7,052,624	5.0
Carbon Dioxide	226,595	0.1	246,750	0.2
Other Revenue	39,425	—	26,775	—
Total Revenues	$229,656,059	100.0%	$138,785,893	100.0%

    Ethanol

    Our revenues from ethanol increased in the six months ended March 31, 2022 as compared the to the same period in 2021. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold and an increase in gallons of ethanol sold for the six months ended March 31, 2022 as compared to the same period in 2021. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the six months ended March 31, 2022 was approximately 67% higher than the average price per gallon of ethanol sold for the same period in 2021. An increase in fuel demand coupled with shipping disruptions attributed to labor shortages and higher corn and oil prices have contributed to higher ethanol market prices for the current period. However, ethanol market prices were negatively effected during the second half of the current period as positive operating margins encouraged some ethanol plants to return to higher production levels increasing ethanol inventory levels.

Management expects that industry over-production could continue to have a negative effect on ethanol prices unless additional foreign or domestic demand sufficiently reduces current inventory levels. Ethanol prices could also decrease due to regulatory actions by the Unites States Environmental Protection Agency or other agencies. If corn and oil prices remain high that would likely contribute to higher ethanol prices. However, the Russian invasion of Ukraine and resulting sanctions by the United States and other countries have created global economic uncertainty and caused significant market disruptions and increased volatility in commodity prices. The impact on ethanol prices by the Russian military action and actions taken in response to the invasion is difficult to predict. In addition, recent efforts by the current administration to ease high fuel prices in the United States, such as the temporary lifting of the ban on the sale of E15 during the summer months, could affect ethanol prices.

    We experienced an increase in ethanol gallons sold of approximately 10% for the six months ended March 31, 2022 as compared to the same period in 2021 resulting primarily from increased ethanol production rates for the period. We are currently operating at a rate of approximately 140 million gallons annually.  In addition, we installed an ethanol recovery system which was fully operational during the first quarter of fiscal year 2022 and which we anticipate will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the six months ended March 31, 2022 as compared to the same period in 2021. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended March 31, 2022 as compared to the same period in 2021.

    The average price per ton of distillers grains sold for the six months ended March 31, 2022 was 0.38% higher than the average price per ton of distillers grains sold for the same period in 2021. Distillers' grains prices, while lower during the first three months of the period compared to 2021, have increased substantially since January 2022, while those prices were stable during 2021. Distillers' grains prices have a strong correlation to corn prices, which have rallied significantly since the end of the 2021 harvest, and especially since the crisis in Ukraine has begun.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. A plentiful corn crop in the fall of 2022 could have a negative affect on distillers grains prices. Lower wheat production by Ukraine could continue to contribute to higher soybean prices having a positive affect on distillers grains prices. The impact of the Russian invasion of Ukraine and resulting sanctions by the United States and other countries on distillers grains prices is difficult to predict. In addition, trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 1% more tons of distillers grains in the six months ended March 31, 2022 as compared to the same period in 2021 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. We are currently operating at an ethanol production rate of approximately 140 million gallons annually which is approximately 40% above the nameplate capacity for the plant.  However, if we were to reduce ethanol production that would result in a corresponding decrease in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the six months ended March 31, 2022 as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound for corn oil. We also sold approximately 2% more pounds of corn oil in the six months ended March 31, 2022 as compared to the same period in 2021.

The average price per pound of corn oil was approximately 76% higher for the six months ended March 31, 2022 as compared to the same period in 2021. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil.

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

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$54,485,991	99.8%	$52,261,062	99.8%
Other Revenue	87,581	0.2	104,975	0.2
Total Revenues	$54,573,572	100.0%	$52,366,037	100.0%

Soybeans

    During the six months ended March 31, 2022 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the six months ended March 31, 2022 as compared the to the same period in 2021. This increase in revenues is the result of an increase in the average price per bushel of soybeans sold of approximately 16% due to a comparatively short national supply of soybeans resulting in higher futures prices for the six months ended March 31, 2022 as compared to the same period in 2021. This increase in price was partially offset by a decrease in bushels sold during the period of approximately 10% during the six months ended March 31, 2022 as compared to the same period in 2021. The decrease is attributable to the short national supply of soybeans. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 84% for the six months ended March 31, 2022 as compared to approximately 95% for the same period in 2021. This decrease in cost of goods sold as a percentage of revenues was the result of a substantially improved relationship between the prices of ethanol and corn, offset by increased natural gas costs for the six months ended March 31, 2022 as compared to the same period in 2021. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.
Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2022, we used approximately 2% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2021 due to higher ethanol production levels for the period. During the six months ended March 31, 2022, our average price paid per bushel of corn was approximately 38% higher as compared to the same period in 2021 due primarily to a smaller crop carryout in some areas from the 2021 harvest, concerns regarding predictions of the corn crop for fall of 2022 and increased export demand from China. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine and resulting sanctions by other countries have contributed to higher corn prices towards the end of the current period.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. The impact on ethanol prices by the Russian military action in Ukraine and actions taken in response to the invasion is difficult to predict. Rising corn prices can have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the six months ended March 31, 2022 as compared to the same period in 2021. This increase in cost of natural gas for the six months ended March 31, 2022 as compared to the same period in 2021 was primarily the result of increased ethanol production resulting in the use of approximately 4% more natural gas and higher natural gas prices for the six months ended March 31, 2022 as compared to the same period in 2021. Our average price per MMBTU of natural gas was approximately 44% higher during the six months ended March 31, 2022 as compared to the same period in 2021 primarily due to increased demand and an increase in the price of crude oil. In addition, natural gas prices increased towards the end of the period as a result of the Russian invasion of Ukraine.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a catastrophic weather event causing problems related to the supply of natural gas, this could result in higher natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the six months ended March 31, 2022, we have recorded an expense in cost of goods sold of approximately $136,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $1,881,000 at March 31, 2022.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2022 and 2021:

	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$52,143,049	95.5%	$49,885,623	95.3%
Total Cost of Goods Sold	$52,143,049	95.5%	$49,885,623	95.3%

Soybeans

    During the six months ended March 31, 2022, our cost was primarily the procurement of soybeans sold. During the six months ended March 31, 2022, our average price paid per bushel of soybeans was approximately 16% higher as compared to the same period in 2021 due to concerns over a smaller carryout of soybean inventory from the 2021 harvest and increased demand from China. We also purchased approximately 1% less bushels of soybeans in the six months ended March 31, 2022 compared to 2021 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 1% for the six months ended March 31, 2022 as compared to operating expenses of approximately 2% of revenues for the same period in 2021. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis decreased for the six months ended March 31, 2022 primarily due to increased efficiencies and an increase in ethanol production compared to the same period in 2021.

Operating Income

    Our income from operations for the six months ended March 31, 2022 was approximately 14% of revenues as compared to operating income of approximately 3% of revenues for the same period in 2021. The increase in operating income for the six months ended March 31, 2022 was primarily the result of positive ethanol to corn margins.

Other Income (Expense)

    Our other expense was approximately (0.02)% of revenues for the six months ended March 31, 2022 as compared to other income of approximately 0.1% of revenues for the six months ended March 31, 2021. Our other income consisted primarily of the cost associated with the acquisition of certain data and assets related to our evaluation of carbon sequestration, offset by the receipt of insurance proceeds from grain inventory written off in fiscal year 2021.

Changes in Financial Condition for the Six Months Ended March 31, 2022

    The following table highlights the changes in our financial condition:

	March 31, 2022 (Unaudited)	September 30, 2021
Current Assets	$86,152,503	$76,439,260
Long Term Assets	$78,127,715	$75,499,665
Current Liabilities	$27,454,975	$23,741,046
Long-Term Liabilities	$2,666,187	$3,460,301
Members' Equity	$134,159,056	$124,737,578

    We experienced an increase in our current assets at March 31, 2022 as compared to September 30, 2021. This increase was primarily driven by an increase in inventory and receivables balances at March 31, 2022 due primarily to increased commodity prices at March 31, 2022 as compared to September 30, 2021. These increases were partially offset by a decrease in cash due to payments for grain payables and member distributions during the six months ended March 31, 2022 as compared to September 30, 2021.

    We experienced an increase in our long term assets at March 31, 2022 as compared to September 30, 2021. Fluctuation was largely attributed to payments made for the high protein feed system installation project.

    We experienced an increase in our total current liabilities at March 31, 2022 as compared to September 30, 2021. This increase was primarily due to an increase in our accounts payable and derivative accounts due to higher commodity prices at March 31, 2022 as compared to September 30, 2021.

    We experienced a decrease in our long-term liabilities as of March 31, 2022 as compared to September 30, 2021 primarily as a result of the declining life on leases.

Liquidity and Capital Resources

We have engaged ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $45,390,000 and be funded from operations and from additional financing from our lender. The agreement calls for a down payment and scheduled payments at key points during the construction and installation process, which we expect to begin in mid-summer this fiscal year. We expect to fund the project from operations and from and our current credit facilities as amended.

The prices of ethanol, corn, natural gas and soybeans have risen substantially over the last several months. We believe that we have sufficient cash and credit facilities to provide liquidity over the next twelve months. However, if the prices continue to rise, we may explore options with our primary lender to expand the funding of our working capital.

The following table shows cash flows for the six months ended March 31, 2022 and 2021:

	2022	2021
Net cash provided by (used for) operating activities	$15,867,316	$(24,980,886)
Net cash used for investing activities	(9,564,559)	(2,364,507)
Net cash provided by (used for) used for financing activities	(26,293,655)	17,797,803
Net decrease in Cash and Restricted Cash	(19,990,898)	(9,547,590)
Cash and Restricted Cash, beginning of period	33,895,947	16,913,982
Cash and Restricted Cash, end of period	$13,905,049	$7,366,392

Cash Flow provided by (used for) Operating Activities

We experienced an increase in our cash flow from operating activities for the six months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily due to improved margins on our primary products for the six months ended March 31, 2022 as compared to the same period in 2021.

Cash Flow used for Investing Activities

We used more cash in investing activities for the six months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily the result of increased amounts paid for construction in progress during the period ended March 31, 2022 compared with the same period in 2021.

Cash Flow provided by (used for) used for Financing Activities

We used more cash for financing activities for the six months ended March 31, 2022 as compared to the same period in 2021. This increase was primarily the results of payments to our investors in the form of distributions coupled with decreased net borrowings during the six months ended March 31, 2022.

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
Short and Long Term Debt Sources
We have a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Effective February 28, 2022, we executed an amendment to the loan agreement to provide additional financing to fund the construction and installation of a system to produce high protein feed at the plant and extend the termination date of the Revolving Credit Loan to February 28, 2023. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details.
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The Declining Loan formerly had interest charged at the prime rate minus fifteen basis points (.15%) subject to a floor of 2.85%. Following the amendment, the interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 3.45% and 3.10% at March 31, 2022 and September 30, 2021, respectively. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were no borrowings outstanding on the Declining Loan at March 31, 2022 or September 30, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 3.25% and 3.00% at March 31, 2022 and September 30, 2021, respectively. There were no borrowings outstanding at March 31, 2022 and September 30, 2021. The Revolving Credit Loan formerly was set to mature on February 28, 202 but has now been extended to February 28, 2023.

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

We are complying with our financial covenants and the other terms of our loan agreements at March 31, 2022. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements through March 31, 2022. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

    We are planning various capital projects scheduled for the 2022 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain pits, yeast props, economizers, cyber security, and other small miscellaneous projects. We have also invested in an ethanol recovery system, costing approximately $2,400,000. The project was funded through operations and was completed and placed into service during the first quarter of fiscal year 2022.

We have also engaged ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $45,390,000 and be funded from operations and from and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2022.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were no borrowings outstanding on the Declining Loan or on the Revolving Credit Loan at March 31, 2022.

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

    The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Corn Derivative Contracts	$(16,454,637)	$(16,888,397)	$(5,941,286)	$(12,106,842)
Ethanol Derivative Contracts	6,097,538	(9,911,259)	579,082	154,754
Natural Gas Derivative Contracts	—	(39,039)	—	(836)
Soybean Oil Derivative Contracts	(69,641)	84,329	—	—
Soybean Derivative Contracts	(3,232,493)	(4,004,833)	(2,085,684)	(5,889,252)
Soybean Forward Purchase and Sales Contracts	754,753	1,393,482	(379,206)	1,543,084
Totals	$(12,904,480)	$(29,365,717)	$(7,827,094)	$(16,299,092)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of March 31, 2022 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from March 31, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2022	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$488,000
Ethanol	138,000,000	Gallons	10%	$32,499,000
Corn	46,800,000	Bushels	10%	$28,601,000
DDGs	324,000	Tons	10%	$8,311,000
Corn Oil	43,980,000	Pounds	10%	$2,797,000
Soybeans	5,000,000	Bushels	10%	$7,557,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our second quarter ended of our 2022 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

    The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended September 30, 2021.

    The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have caused market disruptions and increased volatility in commodity prices in the United States and could result in a slowdown in global economic growth. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have created global economic uncertainty and resulted in significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

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

CARDINAL ETHANOL, LLC

Date:	May 5, 2022	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)