Form 10-Q
period 2022-06-30
Cardinal Ethanol LLC
filed 2022-08-04
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2022.

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
☐ Yes     ☒ No

As of August 4, 2022, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC
Condensed Balance Sheets

ASSETS	June 30, 2022	September 30, 2021
	(Unaudited)
Current Assets
Cash	$29,929,343	$25,798,906
Restricted cash	8,419,989	8,097,041
Trade accounts receivable	24,624,227	13,386,410
Miscellaneous receivables	573,890	404,273
Inventories	38,337,108	26,587,032
Prepaid and other current assets	571,488	212,261
Futures & options derivatives	7,918,725	964,418
Forward purchase/sales derivatives	1,273,242	988,919
Total current assets	111,648,012	76,439,260

Property, Plant, and Equipment, Net	70,620,993	69,399,645

Other Assets
Operating lease right of use asset, net	2,661,350	4,840,250
Investment	1,259,770	1,259,770
Total other assets	3,921,120	6,100,020

Total Assets	$186,190,125	$151,938,925

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Due to broker	$104,311	$—
Accounts payable	4,359,417	3,564,614
Accounts payable - grain	12,574,716	11,942,723
Accrued expenses	1,898,478	2,111,295
Futures & options derivatives	3,952,736	2,331,889
Forward purchase/sales derivatives	167,947	658,283
Operating lease liability current	2,199,795	3,132,242
Total current liabilities	25,257,400	23,741,046

Long-Term Liabilities
Operating lease long-term liabilities	492,455	1,709,621
Liability for railcar rehabilitation costs	1,966,537	1,750,680
Total long-term liabilities	2,458,992	3,460,301

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	87,561,520	53,825,365
Total members' equity	158,473,733	124,737,578

Total Liabilities and Members’ Equity	$186,190,125	$151,938,925

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$133,261,052	$117,272,974	$417,490,683	$308,424,904

Cost of Goods Sold	104,607,396	107,665,033	343,766,849	289,525,280

Gross Profit	28,653,656	9,607,941	73,723,834	18,899,624

Operating Expenses	1,920,790	1,758,914	6,104,500	5,408,684

Operating Income	26,732,866	7,849,027	67,619,334	13,490,940

Other Income (Expense)
Interest expense	(3,893)	(61,884)	(3,993)	(137,959)
Miscellaneous income (expense)	7,444,754	(41,393)	7,382,764	202,356
Total	7,440,861	(103,277)	7,378,771	64,397

Net Income	$34,173,727	$7,745,750	$74,998,105	$13,555,337

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$2,340	$530	$5,135	$928

Distributions Per Unit	$675	$200	$2,825	$450

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities
Net income	$74,998,105	$13,555,337
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,502,992	8,436,814
Change in fair value of commodity derivative instruments	(6,108,119)	4,604,890
Loss on sale of equipment	—	906,785
Forgiveness of Paycheck Protection Program loan	—	(856,665)
Change in operating assets and liabilities:
Trade accounts receivable	(11,237,817)	(10,100,285)
Miscellaneous receivables	(169,617)	92,701
Inventories	(11,750,076)	(6,109,172)
Prepaid and other current assets	(359,227)	(285,104)
Due to broker	104,311	(15,000)
Accounts payable	804,714	(287,924)
Accounts payable - grain	631,993	1,180,496
Accrued expenses	(188,965)	(194,925)
Liability for railcar rehabilitation costs	215,857	223,560
Net cash provided by operating activities	55,444,151	11,151,508

Cash Flows from Investing Activities
Payments for construction in progress	(9,728,816)	(3,483,402)
Net cash used for investing activities	(9,728,816)	(3,483,402)

Cash Flows from Financing Activities
Distributions paid	(41,261,950)	(6,572,700)
Proceeds from revolving credit loan	9,841,117	106,024,134
Payments on revolving credit loan	(9,841,117)	(106,024,134)
Proceeds from long-term debt	—	1,222,417
Net cash used for financing activities	(41,261,950)	(5,350,283)

Net Increase in Cash and Restricted Cash	4,453,385	2,317,823

Cash and Restricted Cash – Beginning of Period	33,895,947	16,913,982

Cash and Restricted Cash – End of Period	$38,349,332	$19,231,805

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021
Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$29,929,343	$7,695,998
Restricted Cash - Balance Sheet	8,419,989	11,535,807
Cash and Restricted Cash	$38,349,332	$19,231,805

Supplemental Cash Flow Information
Interest paid	$3,993	$126,365

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$19,580	$220,736

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Total

Balance September 30, 2020	$70,912,213	$38,035,137	$108,947,350

Net Loss	—	(1,055,854)	(1,055,854)

Member Distributions	—	(1,460,600)	(1,460,600)

Balance December 31, 2020	$70,912,213	$35,518,683	$106,430,896

Net Income	—	6,865,441	6,865,441

Member Distributions	—	(2,190,900)	(2,190,900)

Balance March 31, 2021	$70,912,213	$40,193,224	$111,105,437

Net Income	—	7,745,750	7,745,750

Member Distributions	—	(2,921,200)	(2,921,200)

Balance June 30, 2021	$70,912,213	$45,017,774	$115,929,987

	Member Contributions	Retained Earnings	Total

Balance September 30, 2021	$70,912,213	$53,825,365	$124,737,578

Net Income	—	32,395,164	32,395,164

Member Distributions	—	(9,493,900)	(9,493,900)

Balance December 31, 2021	$70,912,213	$76,726,629	$147,638,842

Net Income	—	8,429,214	8,429,214

Member Distributions	—	(21,909,000)	(21,909,000)

Balance March 31, 2022	$70,912,213	$63,246,843	$134,159,056

Net Income	—	34,173,727	34,173,727

Member Distributions	—	(9,859,050)	(9,859,050)

Balance June 30, 2022	$70,912,213	$87,561,520	$158,473,733

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
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

Nature of Business

Cardinal Ethanol, LLC (the “Company”), is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the nine months ended June 30, 2022 and 2021, the Company produced approximately 101,534,000 and 100,050,000 gallons of ethanol, respectively.

In addition, the Company procures, transports, and sells grain commodities through grain operations.

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
June 30, 2022
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2022 and September 30, 2021, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2022 and September 30, 2021. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2022 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain pits, yeast props, economizers, cyber security, and other small miscellaneous projects. The Company also invested in an ethanol recovery system, costing approximately $2,400,000. The project was funded through operations and was completed and placed into service during the first quarter of fiscal year 2022. The Company has plans to install a high protein feed system, costing approximately $46,570,000, which is payable in installments and is subject to adjustments pursuant to change orders. The Company expects to fund the project from operations and from current credit facilities as amended.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the nine months ended June 30, 2022 and 2021.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
Cost of Goods Sold

Cost of goods sold include corn, trading division grains, natural gas and other components which includes processing ingredients, electricity, railcar lease, railcar maintenance, depreciation of ethanol production fixed assets and wages, salaries and benefits of production personnel.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time.

The following tables disaggregate revenue by major source for the three and nine months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$84,706,603	$—	$84,706,603
Distillers' grains	18,261,386	—	18,261,386
Corn Oil	7,796,800	—	7,796,800
Carbon Dioxide	120,531	—	120,531
Other Revenue	13,450	15,900	29,350
Total revenues from contracts with customers	110,898,770	15,900	110,914,670

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	22,346,382	22,346,382
Total revenues from contracts accounted for as derivatives	—	22,346,382	22,346,382
Total Revenues	$110,898,770	$22,362,282	$133,261,052

Nine Months Ended June 30, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$272,527,573	$—	$272,527,573
Distillers' grains	47,450,158	—	47,450,158
Corn Oil	20,177,097	—	20,177,097
Carbon Dioxide	347,126	—	347,126
Other Revenue	73,800	82,556	156,356
Total revenues from contracts with customers	340,575,754	82,556	340,658,310

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	76,832,373	76,832,373
Total revenues from contracts accounted for as derivatives	—	76,832,373	76,832,373
Total Revenues	$340,575,754	$76,914,929	$417,490,683

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
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
June 30, 2022
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

3. CONCENTRATIONS

Two major customers accounted for approximately 84% and 90% of the outstanding accounts receivable balance at June 30, 2022 and September 30, 2021, respectively. These same two customers accounted for approximately 77% of revenue for the nine months ended June 30, 2022 and 73% of revenue for the nine months ended June 30, 2021.

4.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2022 (Unaudited)	September 30, 2021
Ethanol Division:
Raw materials	$24,475,078	$2,995,914
Work in progress	1,555,309	2,331,419
Finished goods	2,985,976	12,431,375
Spare parts	3,966,847	3,978,193
Ethanol Division Subtotal	$32,983,210	$21,736,901
Trading Division:
Grain inventory	$5,353,898	$4,850,131
Trading Division Subtotal	5,353,898	4,850,131
Total Inventories	$38,337,108	$26,587,032

The Company did not have a net realizable value write-down of ethanol inventory for the nine months ended June 30, 2022. The Company had a net realizable write-down of ethanol inventory of approximately $57,000 for the nine months ended June 30, 2021.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2022, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2024 for approximately 11% of expected production needs for the next 21 months. Approximately 6% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and has determined that no impairment loss existed at June 30, 2022 and September 30, 2021. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At June 30, 2022, the Ethanol Division had forward dried distiller grains sales contracts for approximately 32% of expected production for the next 2 months at various fixed prices for delivery periods through August 2022. At June 30, 2022, the Company had forward corn oil contracts for approximately 78% of expected production for the next month at various fixed prices for delivery through July 2022. Additionally, at June 30, 2022, the Trading Division had forward soybean purchase contracts for approximately 14% of expected origination for various delivery periods through January 2024. Approximately 11% of the forward soybean purchases were with related parties.

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

At June 30, 2022, the Ethanol Division had a net short (selling) position of 11,630,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade as of June 30, 2022 and are forecasted to settle for various delivery periods through December 2023. The Ethanol Division had a net short (selling) position of 29,190,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2022. The Ethanol Division also had a net long (buying) position of 6,600,000 gallons of soybean oil under derivative contracts used to hedge its future soybean oil sales. These soybean oil derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2022, forecasted to settle for various delivery periods through August 2022. At June 30, 2022, the Trading Division also had a net short (selling) position of 1,010,000 bushels of soybeans under derivative contracts used to hedge its forward soybean contract purchases. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2022, forecasted to settle for various delivery periods through November 2023. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2022:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures & Options Derivatives	$—	$3,362,278
Corn Futures and Options Contracts	Futures & Options Derivatives	$7,918,725	$—
Soybean Oil Futures and Options Contracts	Futures & Options Derivatives	$—	$207,888
Soybean Futures and Options Contracts	Futures & Options Derivatives	$—	$382,570
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$1,273,242	$167,947

As of June 30, 2022, the Company had approximately $8,420,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, and soybean derivatives held by four brokers.

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
June 30, 2022
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Corn Futures and Options Contracts	Cost of Goods Sold	$(11,918,847)	$(25,309,021)	$13,126,371	$(3,762,026)
Ethanol Futures and Options Contracts	Revenues	493,042	647,795	2,410,473	(7,500,787)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	(836)	—	(39,039)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	664,729	1,947,061	47,541	131,871
Soybean Futures and Options Contracts	Cost of Goods Sold	(2,625,108)	(8,513,405)	(866,771)	(4,871,604)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(166,197)	1,376,887	(349,129)	1,044,353
Totals		$(13,552,381)	$(29,851,519)	$14,368,485	$(14,997,232)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$7,918,725	$7,918,725	$7,923,305	$—	$—
Ethanol Futures and Options Contracts	$(3,362,278)	$(3,362,278)	$(3,362,278)	$—	$—
Soybean Oil Futures and Options Contracts	$(207,888)	$(207,888)	$(207,888)	$—	$—
Soybean Futures and Options Contracts	$(382,570)	$(382,570)	$(382,570)	$—	$—
Soybean Forward Purchase Contracts	$1,105,295	$1,105,295	$—	$1,105,295	$—
Soybean Inventory	$5,353,898	$5,353,898	$—	$5,353,898	$—
Accounts Payable	$(6,828,861)	$(6,828,861)	$—	$(6,828,861)	$—

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
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

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near June 30, 2022 and September 30, 2021.

Accounts payable is generally stated at historical amounts, with the exception of approximately $6,829,000 and $6,391,000 at June 30, 2022 and September 30, 2021, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

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
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 4.70% and 3.10% at June 30, 2022 and September 30, 2021, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were no borrowings outstanding on the Declining Loan at June 30, 2022 or September 30, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 4.50% and 3.00% at June 30, 2022 and September 30, 2021, respectively. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2022 and September 30, 2021. The Revolving Credit Loan is set to mature on February 28, 2023.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000.

The Company had no long-term debt as of June 30, 2022 and September 30, 2021.

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and nine months ended June 30, 2022, the Company’s weighted average discount rate was 3.68%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 0.4 years to 1.4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three and nine months ended June 30, 2022, the weighted average remaining lease term was 1.02 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of June 30, 2022:

For the Fiscal Year Ending September 30,
2022	$927,639
2023	1,611,501
2024	198,000
Totals	2,737,140
Amount representing interest	(44,890)
Lease liabilities	$2,692,250

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
For the three months ended June 30, 2022, the Company recorded operating lease costs of approximately $1,221,000 in cost of goods sold in the Company’s statement of operations. For the nine months ended June 30, 2022, the Company recorded operating lease costs of approximately $2,874,000 in costs of goods sold in the Company's statement of operations.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The rulings have since been affirmed on appeal and on February 22, 2021 the U.S. Supreme Court declined to review the decision. On March 3, 2022, the United States District Court ruled on attorney fees to be awarded to the defendants.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.

Company management has estimated total costs to rehabilitate the cars at June 30, 2022, to be approximately $1,967,000. During the nine months ended June 30, 2022, the Company has recorded a corresponding expense in cost of goods sold of approximately $227,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $47,716,000, including recent change orders, and be funded from operations and from our current credit facilities as amended.

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the nine months ended June 30, 2022, ethanol sales averaged approximately 65% of total revenues and corn costs averaged 66% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022
Economic conditions for the ethanol industry have been favorable during fiscal year 2022. However, the military invasion of Ukraine by Russia in the second quarter of fiscal year 2022 and sanctions imposed by other countries as a result have created global economic uncertainty and contributed to increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. The economic impact of this war and the potential effects on the Company's operating and financial performance is currently unknown. Additionally, there have been economic indicators that the United States could be facing a possible recession which have primarily resulted in interest rate hikes by the Federal Reserve in an attempt to reduce inflation. The Company continues to monitor economic conditions that might affect our profitability. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce the ethanol production rate or even temporarily shut down ethanol production altogether.

On May 23, 2022, the Company received an award of approximately $7,652,000 from the United States Department of Agriculture ("USDA") under the Biofuel Producer Program. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production.

This award was unconditional and was recognized as a component of other income on the statement of operations during the three and nine months ended June 30, 2022.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2022

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$110,898,770	$99,758,386	$340,575,754	$238,544,279
Trading division	22,362,282	17,514,588	76,914,929	69,880,625
Total Revenue	$133,261,052	$117,272,974	$417,490,683	$308,424,904

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$27,966,708	$9,783,375	$70,627,287	$16,594,643
Trading division	686,948	(175,434)	3,096,547	2,304,981
Total Gross Profit	$28,653,656	$9,607,941	$73,723,834	$18,899,624

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$26,363,161	$8,341,704	$65,474,516	$12,137,688
Trading division	369,705	(492,677)	2,144,818	1,353,252
Total Operating Income	$26,732,866	$7,849,027	$67,619,334	$13,490,940

	June 30, 2022	September 30, 2021
Grain Inventories:	(unaudited)
Ethanol division	$24,475,078	$2,995,914
Trading division	5,353,898	4,850,131
Total Grain Inventories	$29,828,976	$7,846,045

	June 30, 2022	September 30, 2021
Total Assets:	(unaudited)
Ethanol division	$180,800,938	$143,145,441
Trading division	5,389,187	8,793,484
Total Assets	$186,190,125	$151,938,925

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2022, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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
•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19; and
•Global economic uncertainty, inflation, market disruptions and increased volatility in commodity prices caused by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

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

On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the Agreement and subsequent adjustments due to change orders executed by the parties, we expect to pay approximately $46,570,000, which is payable in installments. This price is subject to further adjustment in the event additional change orders are executed. We will also pay license fees of $10 per ton of PROTOMAX™ produced by the system for a period of 10 years. We expect to fund the project from operations and from our current credit facilities as amended. We currently anticipate installation to begin during the fourth quarter of our fiscal year 2022.

On May 17, 2022, our board of directors declared a cash distribution of $675 per membership unit to the holders of units of record at the close of business on May 17, 2022 for a total distribution of $9,859,050. The distribution was paid on May 31, 2022.

On May 23, 2022, we received an award from the USDA Biofuel Producer Program of approximately $7,652,000.

We have engaged with Vault 44.01 (USA) LLC ("Vault") to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our plant (the "CCS Project"). We have performed an initial study and assessment of the technical and economic feasibility of the CCS Project and optimal commercial structure and have taken certain steps towards implementing the CCS Project including filing the application for the necessary permitting. However, the CCS Project is still in its preliminary stages and is subject to many variables that could have a material effect on its feasibility and our ability to construct and complete the CCS Project.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three month ended June 30, 2022 and 2021:

	2022		2021
Statement of Operations Data	Amount	%	Amount	%
Revenue	$133,261,052	100.0	$117,272,974	100.0
Cost of Goods Sold	104,607,396	78.5	107,665,033	91.8
Gross Profit	28,653,656	21.5	9,607,941	8.2
Operating Expenses	1,920,790	1.4	1,758,914	1.5
Operating Income	26,732,866	20.1	7,849,027	6.7
Other Income (Expense)	7,440,861	5.6	(103,277)	(0.1)
Net Income	$34,173,727	25.7	$7,745,750	6.6

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021:

	2022		2021
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$110,898,770	83.2%	$99,758,386	85.1%
Trading division	22,362,282	16.8%	17,514,588	14.9%
Total Revenue	$133,261,052	100.0%	$117,272,974	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$84,706,603	76.4%	$79,943,407	80.2%
Distillers Grains	18,261,386	16.5	14,701,286	14.7
Corn Oil	7,796,800	7.0	4,977,755	5.0
Carbon Dioxide	120,531	0.1	121,288	0.1
Other Revenue	13,450	—	14,650	—
Total Revenues	$110,898,770	100.0%	$99,758,386	100.0%

    Ethanol

    Our revenues from ethanol increased in the three months ended June 30, 2022 as compared to the the same period in 2021. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold for the three months ended June 30, 2022 as compared to the same period in 2021. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended June 30, 2022 was approximately 18% higher than the average price per gallon of ethanol sold for the same period in 2021. Ethanol market prices have been higher due to an increase in corn and oil prices for the current period compared to the same period in 2021 and strong foreign demand. However, corn and oil prices decreased towards the end of the current period primarily due to increasing concerns of an economic slowdown.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, over-production, and inflationary factors. If corn and oil prices continue to decrease that would likely contribute to lower ethanol prices. Industry over-production due to positive operating margins could also have a negative effect on ethanol prices unless foreign or domestic demand reduce inventory levels. In addition, the Russian invasion of Ukraine and resulting sanctions by the United States and other countries have led to significant market disruptions and volatility in commodity prices. The impact of this volatility along with signs of a global economic slowdown on ethanol prices is difficult to predict.

    We experienced a decrease in ethanol gallons sold of approximately 9% for the three months ended June 30, 2022 as compared to the same period in 2021 resulting primarily from decreased ethanol production rates for the period due to scheduled maintenance resulting in down time at the plant. Our new ethanol recovery system became fully operational during the first quarter of fiscal year 2022 and we anticipate that equipment will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, installation of the high protein feed system is likely to require certain periods of down time in the future which could have a negative effect on ethanol production rates. We currently anticipate that installation will begin during the fourth quarter of fiscal year 2022. Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the three months ended June 30, 2022 as compared to the same period in 2021. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended June 30, 2022 as compared to the same period in 2021.

    The average price per ton of distillers grains sold for the three months ended June 30, 2022 was approximately 25% higher than the average price per ton of distillers grains sold for the same period in 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices for the current period which resulted in end users seeking out distillers grains as the lower cost alternative. However, towards the end of the current period, corn and soybean prices decreased due to increasing concerns of an economic slowdown.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. A plentiful corn crop in the fall or an oversupply of soybean meal could lead to lower corn and soybean prices having a negative effect on distillers grains prices. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. In addition, the impact of the Russian invasion of Ukraine coupled with signs of a global economic slowdown on commodity prices is difficult to predict.

    We sold approximately 1% less tons of distillers grains in the three months ended June 30, 2022 as compared to the same period in 2021 resulting primarily from lower ethanol production levels for the period which resulted in decreased distillers grains production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the three months ended June 30, 2022 as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound for corn oil. The average price per pound of corn oil was approximately 62% higher for the three months ended June 30, 2022 as compared to the same period in 2021. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period as soybean oil is the primary competitor with distillers corn oil. However, towards the end of the current period, corn oil prices decreased due to increasing concerns of an economic slowdown.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an industry increase in corn oil supply due to improved operating conditions. However, the extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. In addition, the impact of the Russian invasion of Ukraine coupled with signs of a global economic slowdown on commodity prices is difficult to predict.

    We also sold approximately 4% less pounds of corn oil in the three months ended June 30, 2022 as compared to the same period in 2021. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$22,346,382	99.9%	$17,499,713	99.9%
Other Revenue	15,900	0.1	14,875	0.1
Total Revenues	$22,362,282	100.0%	$17,514,588	100.0%

Soybeans

    During the three months ended June 30, 2022 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the three months ended June 30, 2022 as compared to the same period in 2021. This increase in revenues is the result of an increase in the average price per bushel of soybeans sold of approximately 6% due to a comparatively short national supply of soybeans resulting in higher futures prices for the three months ended June 30, 2022 as compared to the same period in 2021. We also sold approximately 20% more bushels during the three months ended June 30, 2022 as compared to the same period in 2021. The increase is attributable to capitalizing on the carry in the market to move soybeans. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 75% for the three months ended June 30, 2022 as compared to approximately 92% for the same period in 2021. This decrease in cost of goods sold as a percentage of revenues was the result of a substantially improved relationship between the prices of ethanol and corn, offset by increased natural gas costs for the three months ended June 30, 2022 as compared to the same period in 2021. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2022, we used approximately 1% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2021 due to lower ethanol production levels for the period. During the three months ended June 30, 2022, our average price paid per bushel of corn was approximately 2% higher as compared to the same period in 2021 due primarily to a smaller crop carryout in some areas from the 2021 harvest and concerns regarding predictions of the corn crop for fall of 2022. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine and resulting sanctions by other countries have contributed to higher corn prices. However, towards the end of the current period, corn prices decreased due to a more favorable outlook for the size of the 2022 crop and increasing concerns of an economic slowdown.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. The impact on ethanol prices by the Russian military action in Ukraine and actions taken in response to the invasion is difficult to predict. Rising corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended June 30, 2022 as compared to the same period in 2021. This increase in cost of natural gas for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of an increase in natural gas prices. Our average price per MMBTU of natural gas was approximately 136% higher during the three months ended June 30, 2022 due to increased demand, an increase in the price of crude oil and increased volatility in prices due to the Russian invasion of Ukraine. However, towards the end of the current period, natural gas prices decreased due to increasing concerns of an economic slowdown. The increase in our cost of natural gas was partially offset by the use of approximately 3% less natural gas for the three months ended June 30, 2022 as compared to the same period in 2021 due to lower ethanol production for the period.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event or sanctions related to the Russian invasion of Ukraine could result in higher natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended June 30, 2022, we have recorded an expense in cost of goods sold of approximately $90,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $1,967,000 at June 30, 2022.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2022 and 2021:

	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$21,675,334	96.9%	$17,690,022	101.0%
Total Cost of Goods Sold	$21,675,334	96.9%	$17,690,022	101.0%

Soybeans

    During the three months ended June 30, 2022, our cost was primarily the procurement of soybeans sold. During the three months ended June 30, 2022, our average price paid per bushel of soybeans was approximately 13% higher as compared to the same period in 2021 due to concerns over a smaller carryout of soybean inventory from the 2021 harvest and increased demand from China. We also purchased approximately 47% more bushels of soybeans in the three months ended June 30, 2022 compared to 2021 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 1% for the three months ended June 30, 2022 and 2021, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased somewhat for the three months ended June 30, 2022 compared to the same period in 2021. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the three months ended June 30, 2022 was approximately 20% of revenues as compared to 7% of revenues for the same period in 2021. The increase for the three months ended June 30, 2022 was primarily the result of positive ethanol to corn margins.
Other Income (Expense)

    Our other income was approximately 6% of revenues for the three months ended June 30, 2022 as compared to other expense of approximately (0.1)% of revenues for the three months ended June 30, 2021. Our other income consisted primarily of the receipt of an award from the USDA Biofuel Producer Program during the three months ended June 30, 2022.

Results of Operations for the Nine Months Ended June 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2022 and 2021:

	2022		2021
Condensed Statement of Operations Data (unaudited)	Amount	%	Amount	%
Revenue	$417,490,683	100.0	$308,424,904	100.0
Cost of Goods Sold	343,766,849	82.3	289,525,280	93.9
Gross Profit	73,723,834	17.7	18,899,624	6.1
Operating Expenses	6,104,500	1.5	5,408,684	1.8
Operating Income	67,619,334	16.2	13,490,940	4.3
Other Income	7,378,771	1.8	64,397	—
Net Income	$74,998,105	18.0	$13,555,337	4.3

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our unaudited condensed statements of operations for the nine months ended June 30, 2022 and 2021:

	2022		2021
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$340,575,754	81.6%	$238,544,279	77.3%
Trading division	76,914,929	18.4	69,880,625	22.7
Total Revenue	$417,490,683	100.0%	$308,424,904	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$272,527,573	80.0%	$182,551,687	76.5%
Distillers Grains	47,450,158	13.9	43,552,750	18.3
Corn Oil	20,177,097	5.9	12,030,379	5.0
Carbon Dioxide	347,126	0.1	368,038	0.2
Other Revenue	73,800	0.1	41,425	—
Total Revenues	$340,575,754	100.0%	$238,544,279	100.0%

    Ethanol

    Our revenues from ethanol increased in the nine months ended June 30, 2022 as compared the to the same period in 2021. This increase in revenues is primarily the result of an increase in the price per gallon of ethanol sold and an increase in gallons of ethanol sold for the nine months ended June 30, 2022 as compared to the same period in 2021. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the nine months ended June 30, 2022 was approximately 45% higher than the average price per gallon of ethanol sold for the same period in 2021. An increase in foreign and domestic demand, shipping disruptions attributed to labor shortages, and higher corn and oil prices have contributed to higher ethanol market prices for the current period. These increases were partially offset by higher ethanol production levels due to positive operating margins. In addition, corn and oil prices decreased towards the end of the period primarily due to increasing concerns of an economic slowdown having a negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, over-production, and inflationary factors. If corn and oil prices continue to decrease that would likely contribute to lower ethanol prices. Industry over-production due to positive operating margins could also have a negative effect on ethanol prices unless foreign or domestic demand reduce inventory levels. In addition, the Russian invasion of Ukraine and resulting sanctions by the United States and other countries have led to significant market disruptions and volatility in commodity prices. The impact of this volatility along with signs of a global economic slowdown on ethanol prices is difficult to predict.

We experienced an increase in ethanol gallons sold of approximately 3% for the nine months ended June 30, 2022 as compared to the same period in 2021 resulting primarily from increased ethanol production rates for the period. Our new ethanol recovery system became fully operational during the first quarter of fiscal year 2022 and we anticipate that equipment will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, installation of the high protein feed system is likely to require certain periods of down time in the future which could have a negative effect on ethanol production rates. Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the nine months ended June 30, 2022 as compared to the same period in 2021. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended June 30, 2022 as compared to the same period in 2021.

    The average price per ton of distillers grains sold for the nine months ended June 30, 2022 was approximately 9% higher than the average price per ton of distillers grains sold for the same period in 2021. Distillers' grains prices, while lower during the first three months of the period compared to 2021, have increased substantially since January 2022. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative. However, towards the end of the current period, corn and soybean prices decreased due to increasing concerns of an economic slowdown.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. A plentiful corn crop in the fall or an oversupply of soybean meal could lead to lower corn and soybean prices having a negative effect on distillers grains prices. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets. In addition, the impact of the Russian invasion of Ukraine coupled with signs of a global economic slowdown on commodity prices is difficult to predict.

    We sold 0.37% more tons of distillers grains in the nine months ended June 30, 2022 as compared to the same period in 2021 resulting primarily from higher ethanol production levels for the period which resulted in increased distillers grains production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the nine months ended June 30, 2022 as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound for corn oil. The average price per pound of corn oil was approximately 68% higher for the nine months ended June 30, 2022 as compared to the same period in 2021. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, towards the end of the current period, corn oil prices decreased due to increasing concerns of an economic slowdown.

    Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an industry increase in corn oil supply due to improved operating conditions. However, the extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. In addition, the impact of the Russian invasion of Ukraine coupled with signs of a global economic slowdown on commodity prices is difficult to predict.

    We also sold approximately the same amount of corn oil in the nine months ended June 30, 2022 as compared to the same period in 2021. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$76,832,373	99.9%	$69,760,775	99.8%
Other Revenue	82,556	0.1	119,850	0.2
Total Revenues	$76,914,929	100.0%	$69,880,625	100.0%

Soybeans

    During the nine months ended June 30, 2022 revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybeans sales increased in the nine months ended June 30, 2022 as compared the to the same period in 2021. This increase in revenues is the result of an increase in the average price per bushel of soybeans sold of approximately 15% due to a comparatively short national supply of soybeans resulting in higher futures prices for the nine months ended June 30, 2022 as compared to the same period in 2021. This increase in price was partially offset by a decrease in bushels sold during the period of approximately 4% during the nine months ended June 30, 2022 as compared to the same period in 2021. The decrease is attributable to the short national supply of soybeans. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was approximately 79% for the nine months ended June 30, 2022 as compared to approximately 94% for the same period in 2021. This decrease in cost of goods sold as a percentage of revenues was the result of a substantially improved relationship between the prices of ethanol and corn, offset by increased natural gas costs for the nine months ended June 30, 2022 as compared to the same period in 2021. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodities purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2022, we used approximately 1% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2021 due to higher ethanol production levels for the period. During the nine months ended June 30, 2022, our average price paid per bushel of corn was approximately 23% higher as compared to the same period in 2021 due primarily to a smaller crop carryout in some areas from the 2021 harvest, concerns regarding predictions of the corn crop for fall of 2022 and increased export demand from China. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine and resulting sanctions by other countries have contributed to higher corn prices towards the end of the current period. However, towards the end of the current period, corn prices decreased due to a more favorable outlook for the size of the 2022 crop and increasing concerns of an economic slowdown.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. The impact on ethanol prices by the Russian military action in Ukraine and actions taken in response to the invasion is difficult to predict. Rising corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the nine months ended June 30, 2022 as compared to the same period in 2021. This increase in cost of natural gas for the nine months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of increased natural gas prices of approximately 71% for the nine months ended June 30, 2022 as compared to the same period in 2021. Our average price per MMBTU of natural gas was approximately 71% higher during the nine months ended June 30, 2022 as compared to the same period in 2021 primarily due to increased demand, an increase in the price of crude oil and increased volatility in prices due to the Russian invasion of Ukraine. However, towards the end of the current period, natural gas prices decreased due to increasing concerns of an economic slowdown.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event or sanctions related to the Russian invasion of Ukraine could result in higher natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the nine months ended June 30, 2022, we have recorded an expense in cost of goods sold of approximately $227,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $1,967,000 at June 30, 2022.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2022 and 2021:

	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$73,818,382	96.0%	$67,575,644	96.7%
Total Cost of Goods Sold	$73,818,382	96.0%	$67,575,644	96.7%

    Soybeans

    During the nine months ended June 30, 2022, our cost was primarily the procurement of soybeans sold. During the nine months ended June 30, 2022, our average price paid per bushel of soybeans was approximately 15% higher as compared to the same period in 2021 due to concerns over a smaller carryout of soybean inventory from the 2021 harvest and increased demand from China. We also purchased approximately 4% less bushels of soybeans in the nine months ended June 30, 2022 compared to 2021 due mostly to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 1% for the nine months ended June 30, 2022 as compared to operating expenses of approximately 2% of revenues for the same period in 2021. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased slightly for the nine months ended June 30, 2022 compared to the same period in 2021. The primary reasons for this increase was an a rise in salaries because of the tight labor market locally and because of increases in property and casualty insurance rates. For the nine months ended June 30, 2021, we saw a rise in ethanol production, limiting the rise in these operating costs on a per gallon basis.

Operating Income

    Our income from operations for the nine months ended June 30, 2022 was approximately 16% of revenues as compared to operating income of approximately 4% of revenues for the same period in 2021. The increase in operating income for the nine months ended June 30, 2022 was primarily the result of positive ethanol to corn margins.
Other Income

    Our other income was approximately 2% of revenues for the nine months ended June 30, 2022 as compared to other income of 0.02% of revenues for the nine months ended June 30, 2021. Our other income consisted primarily of the receipt of an award from the USDA Biofuel Producer Program during the nine months ended June 30, 2022.

Changes in Financial Condition for the Nine Months Ended June 30, 2022

    The following table highlights the changes in our financial condition:

	June 30, 2022 (Unaudited)	September 30, 2021
Current Assets	$111,648,012	$76,439,260
Long Term Assets	$74,542,113	$75,499,665
Current Liabilities	$25,257,400	$23,741,046
Long-Term Liabilities	$2,458,992	$3,460,301
Members' Equity	$158,473,733	$124,737,578

    We experienced an increase in our current assets at June 30, 2022 as compared to September 30, 2021. This increase was primarily driven by an increase in cash, inventory, receivables and derivative accounts at June 30, 2022 due primarily to increased commodity prices at June 30, 2022 as compared to September 30, 2021. These higher prices raised the value of receivables and inventory, while increased profit margins improved cash balances.

    We experienced a decrease in our long term assets at June 30, 2022 as compared to September 30, 2021. Fluctuation was largely attributed to depreciation of plant, property and equipment and amortization of leased assets.

    We experienced an increase in our total current liabilities at June 30, 2022 as compared to September 30, 2021. This increase was primarily due to an increase in our accounts payable and derivative accounts due to higher commodity prices at June 30, 2022 as compared to September 30, 2021.

    We experienced a decrease in our long-term liabilities as of June 30, 2022 as compared to September 30, 2021 primarily as a result of the declining life on leases.

Liquidity and Capital Resources

We have engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $46,570,000 and be funded from operations and from additional financing from our lender. The agreement calls for a down payment and scheduled payments at key points during the construction and installation process, which we expect to begin during the fourth quarter of this fiscal year. We expect to fund the project from operations and from our current credit facilities as amended.

The prices of ethanol, corn, natural gas and soybeans have risen substantially over the last several months. We believe that we have sufficient cash and credit facilities to provide liquidity over the next twelve months. However, if the prices continue to rise, we may explore options with our primary lender to expand the funding of our working capital.

The following table shows cash flows for the nine months ended June 30, 2022 and 2021:

	2022	2021
Net cash provided by operating activities	$55,444,151	$11,151,508
Net cash used for investing activities	(9,728,816)	(3,483,402)
Net cash used for financing activities	(41,261,950)	(5,350,283)
Net increase in Cash and Restricted Cash	4,453,385	2,317,823
Cash and Restricted Cash, beginning of period	33,895,947	16,913,982
Cash and Restricted Cash, end of period	$38,349,332	$19,231,805

Cash Flow provided by Operating Activities

We experienced an increase in our cash flow from operating activities for the nine months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily due to improved margins on our primary products for the nine months ended June 30, 2022 as compared to the same period in 2021.

Cash Flow used for Investing Activities

We used more cash in investing activities for the nine months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily the result of increased amounts paid for construction in progress during the period ended June 30, 2022 as compared with the same period in 2021. The primary expenditure was a down payment on the ICM APP high protein project.

Cash Flow used for Financing Activities

We used more cash for financing activities for the nine months ended June 30, 2022 as compared to the same period in 2021. This increase was primarily the results of payments to our investors in the form of distributions coupled with decreased net borrowings during the nine months ended June 30, 2022.

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
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 4.70% and 3.10% at June 30, 2022 and September 30, 2021, respectively. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were no borrowings outstanding on the Declining Loan at June 30, 2022 or September 30, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 4.50% and 3.00% at June 30, 2022 and September 30, 2021, respectively. There were no borrowings outstanding at June 30, 2022 and September 30, 2021. The Revolving Credit Loan is set to mature on February 28, 2023.

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
    Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt.

We are complying with our financial covenants and the other terms of our loan agreements at June 30, 2022. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.

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

We have also engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $46,570,000, including recent change orders, and be funded from operations and from and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. We currently anticipate that installation will commence during the fourth quarter of our 2022 fiscal year.

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

Grants

On May 23, 2022, we received an award from the USDA Biofuel Producer Program of approximately $7,652,000. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2022.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were no borrowings outstanding on the Declining Loan or on the Revolving Credit Loan at June 30, 2022.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Corn Derivative Contracts	$13,126,371	$(3,762,026)	$(11,918,847)	$(25,309,021)
Ethanol Derivative Contracts	2,410,473	(7,500,787)	493,042	647,795
Natural Gas Derivative Contracts	—	(39,039)	—	(836)
Soybean Oil Derivative Contracts	47,541	131,871	664,729	1,947,061
Soybean Derivative Contracts	(866,771)	(4,871,604)	(2,625,108)	(8,513,405)
Soybean Forward Purchase and Sales Contracts	(349,129)	1,044,353	(166,197)	1,376,887
Totals	$14,368,485	$(14,997,232)	$(13,552,381)	$(29,851,519)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of June 30, 2022 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from June 30, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2022	Approximate Adverse Change to Income
Natural Gas	1,093,000	MMBTU	10%	$592,000
Ethanol	138,000,000	Gallons	10%	$35,397,000
Corn	37,495,000	Bushels	10%	$26,397,000
DDGs	306,000	Tons	10%	$7,044,000
Corn Oil	41,074,000	Pounds	10%	$2,875,000
Soybeans	4,666,000	Bushels	10%	$7,890,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our third quarter ended of our 2022 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Patent Infringement

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation ("GS CleanTech") filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that Cardinal's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech. GS CleanTech subsequently filed actions against others for infringement of its patent rights, adding several additional patents and successfully petitioned for the cases to be joined in a multi-district litigation. ICM, Inc. agreed to indemnify Cardinal and defend the lawsuit at no expense to Cardinal. On October 23, 2014, the United States District Court (the "Court") granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that Cardinal had not infringed. In addition, on September 15, 2016, the Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. These rulings were subsequently affirmed on appeal and on February 22, 2021, the U.S. Supreme Court declined to review the decision. On March 3, 2022, the United States District Court ruled on attorney fees to be awarded to the defendants.

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

    The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices in the United States and could lead to a slowdown in global economic growth. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have created global economic uncertainty and resulted in increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

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

CARDINAL ETHANOL, LLC

Date:	August 4, 2022	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)