Form 10-K
period 2022-09-30
Cardinal Ethanol LLC
filed 2022-12-01
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended September 30, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-53036

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
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
☐ Yes     ☒ No

As of March 31, 2022, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $48,160,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of December 1, 2022, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2022.

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
•Changes in the availability and price of corn, natural gas, and grain commodities;
•Our inability to secure credit or obtain additional equity financing we may require in the future to continue our operations;
•Decreases in the price we receive for our ethanol, distillers grains, corn oil, and grain commodities;
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
•Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol, distillers grains, and soybeans produced in the United States;
• Use by the EPA of small refinery exemptions;
•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19; and
•Global economic uncertainty, inflation, market disruptions and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

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

    On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "EPC Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the EPC Agreement and subsequent adjustments due to change orders executed by the parties, we expect to pay approximately $50,000,000, including recent change orders, which is payable in installments. This price is subject to further adjustment in the event additional change orders are executed. We will also pay license fees of $10 per ton of PROTOMAX™ produced by the system for a period of 10 years. We expect to fund the project from operations and from our current credit facilities as amended. We began installation of the system during the fourth quarter of our fiscal year 2022. This project is expected to be completed by Fall of 2023.

On March 30, 2022, we executed an Eighteenth Amendment of First Amended and Restated Construction Loan Agreement, to be effective as of February 28, 2022, which amended the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The primary purposes of the Amendment are to provide additional financing to fund the construction and installation of a system to produce high protein feed at the plant and extend the termination date of the Revolving Credit Loan to February 28, 2023. Please refer to Item 8 - Consolidated Financial Statements - Note 9 - Bank Financing for more information.

On May 23, 2022, we received an award from the USDA Biofuel Producer Program of approximately $7,652,000.

On September 14, 2022, we entered into Amendment No. 4 to the Ethanol Purchase and Sale Agreement with Murex, LLC (the "Murex Amendment"). The Murex Amendment amends the Ethanol Purchase and Sale Agreement dated December 18, 2006, as amended. The Murex Amendment is effective on December 1, 2022. Please refer to Item 1 - Business - Reportable Operating Segments - Ethanol Division for more information.

We have engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our plant (the "CCS Project"). We performed an initial study and assessment of the technical and economic feasibility of the CCS Project and optimal commercial structure. As a result, we decided to organize a joint venture entity along with the third party to take certain steps towards implementing the CCS Project including filing the application for the necessary permitting and acquiring rights from landowners that will be needed in order to complete the CCS Project. In addition, we have granted certain rights to the joint venture including a surface easement and a lease of pore space below the surface of our property for use in sequestration if the CCS Project is successful. However, the CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and our ability to construct and complete the CCS Project. Please refer to Item 8 - Financial Statements - Note 16 - Equity Method Investments for more information.

Reportable Operating Segments

    Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production through our Ethanol Division; and (2) trading of agricultural grains through our Trading Division. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers grains, corn oil and the trading of agricultural grains.

Ethanol Division

In October 2020, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 175 million gallons compared to 140 million gallons under our previous permit. Our annual ethanol production rate for the fiscal year ended September 30, 2022 was approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

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

Product	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Ethanol	80%	77%	75%
Distillers Grains	14%	18%	20%
Corn Oil	6%	5%	5%
Carbon Dioxide	< 1%	< 1%	< 1%

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

Ethanol, Distillers Grains, Corn Oil and Carbon Dioxide Markets

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

Canada, India and South Korea were top destinations for ethanol exports during the past year. Exports of ethanol were lower for 2021 but have increased significantly in 2022. However, tariffs implemented by Brazil and China on ethanol imported from the United States have reduced export demand from those countries. Tariffs imposed by China remained unchanged during the past year. In March 2022, Brazil suspended its tariff through the end of the year on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However despite this suspension, Brazil has not become a leading player in the export market in recent months. Trade barriers with key markets may continue to take a toll on ethanol export demand which could negatively affect domestic ethanol prices.

Exports of distillers grains increased in 2021 with the United States exporting about a third of distillers grain produced. The export market has remained strong in 2022 with Mexico, South Korea and Vietnam continuing as top destinations for distillers grains exports. Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past five years effectively closed the Chinese market.

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

Ethanol

    We entered into an Ethanol Purchase and Sale Agreement with Murex, LLC ("Murex") for the purpose of marketing and distributing all of the ethanol we produce at the plant. Under the terms of the agreement, Murex markets all of our ethanol unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex pays to us the purchase price invoiced to the third-party purchaser less all resale costs, taxes paid by Murex and Murex's commission which is calculated on each net gallon of ethanol taken under the agreement. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has promised to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex is responsible for all transportation arrangements for the distribution of our ethanol. Murex handles all RIN activity, submits regulatory reports, and leases us a minimum number of tank cars for rail transportation and manages the tank car fleet in exchange for a monthly payment.
On September 14, 2022, we executed an amendment to extend the term until December 31, 2024, subject to automatic renewals thereafter for one-year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the current term. The agreement may also be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. In addition, the amendment added a provision that allows Cardinal to terminate the agreement on 90 days prior written notice if we experience a "Material Change in Control". However, upon termination of the agreement for any reason, we may be obligated to continue to deliver ethanol to Murex for a period of time to cover certain contractual commitments for which we gave prior written approval. The amendment also provides for certain adjustments to the purchase price for sales made to Murex for its own account or for sales of exported ethanol. If this adjusted price can not be finalized at time of payment, the parties may agree upon a provisional price which shall be trued up later. The amendment will be effective on December 1, 2022.
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
Federal Ethanol Supports and Governmental Regulation

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increased incrementally each year until the United States reached the requirement to use 36 billion gallons of renewable fuels in 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation ("RVO"). The statutory volumes and the EPA's volumes for 2020, 2021 and 2022 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2020	Statutory	30.00	15.00
	EPA Rule 12/2019	20.09	15.00
	EPA Rule 7/2022	17.13	12.50
2021	Statutory	33.00	15.00
	EPA Rule 7/2022	18.84	13.79
2022	Statutory	36.00	15.00
	EPA Rule 7/2022	20.63 (+0.25)	15.00

In July 2022, the EPA retroactively reduced the RVO for total renewable fuel for 2020 to 17.13 billion gallons. The portion that could be met by corn-based ethanol was reduced to 12.50 billion for 2020. The EPA indicated that the reason for this retroactive proposed change was due to program and market challenges, including those related to the COVID-19 pandemic. In addition, the EPA set the RVO for total renewable fuel for 2021 at 18.84 billion gallons and for 2022 to 20.63 billion gallons. The portion that could be met by corn-based ethanol was 13.79 billion for 2021 and 15 billion gallons for 2022. The EPA also added a 250 million gallon supplemental obligation in 2022 and stated its intention to do the same for 2023. The EPA has not yet released the proposed rules to set the renewable volume obligation for 2023.

    Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. In June 2021, the U.S. Supreme Court reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2021, gasoline demand in the United States was approximately 135 billion gallons which was a significant increase over consumption in 2020. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol in 2021 was 13.5 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends. Gasoline demand is estimated to rise in 2022 but remain shy of pre-COVID-19 levels due in part to higher gasoline prices.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May 2019, the EPA issued a final rule allowing the year-round sale of E15. However in June 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E15 during the summer months. The reason given for the temporary suspension of the prohibition on year-round sales was that it was an effort to counteract rising gasoline prices. It appears that the EPA is considering enacting a rule to allow year-round sales before next summer. However, it is unclear whether that will occur.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. To date, the USDA has awarded approximately $74 million to eligible projects.

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. There is, however, considerable uncertainty as to how the newly required provisions will be implemented in future regulatory guidance. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. The Act also creates a Clean Fuel Production Tax Credit for the production of low-emissions transportation fuel produced and sold in 2025, 2026 and 2027, subject to certain requirements as to prevailing wage and apprenticeship. However, the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2022, we incurred costs and expenses of approximately $138,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, several of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The ethanol industry was impacted by the pandemic in fiscal year 2020, which resulted in decreased demand. The ethanol industry rebounded in 2021. The Renewable Fuels Association estimates that there are approximately 204 ethanol production facilities in the United States with capacity to produce approximately 17.5 billion gallons of ethanol.

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

Following the acquisition of several plants by POET Biorefining from Flint Hills Resources in 2021, the largest ethanol producers now include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Current Capacity (mmgy)
POET Biorefining	2,811
Valero Renewable Fuels	1,747
Archer Daniels Midland	1,613
Green Plains Renewable Energy	958

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

Distillers Grains

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. Ethanol plants produced approximately 35.4 million metric tons of distillers grains in 2021.

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

    High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were higher during the fiscal year ended September 30, 2022, compared to the same period in 2021 due primarily to a smaller crop carryout in some areas from the 2021 harvest and concerns regarding predictions of the corn crop for fall of 2022. In addition, global economic uncertainty, rising inflation, market disruptions and increased volatility in commodity prices contributed to higher corn prices. On October 12, 2022, the USDA released a report estimating the 2022 corn crop in the United States at approximately 13.9 billion bushels, down 8% from last year's production, with yields averaging 171.9 bushels per acre. The USDA forecasted area harvested for grain at 80.8 million acres, down 5% from 2021. The Indiana corn crop is estimated to be approximately 944 million bushels, down approximately 8% from 2021. Yields in Indiana are expected to be approximately 187 bushels per acre, down approximately 4% from 2021. Management will continue to monitor the availability of corn in our area.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2022 was 0.9% more MMBTUs than for last fiscal year, constituting 3.9% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

On March 20, 2007, we entered into a Long-Term Transportation Service Contract for Redelivery of Natural Gas with Ohio Valley Gas Corporation ("Ohio Valley"). Under the contract, Ohio Valley receives, transports and redelivers natural gas to us for all of our natural gas requirements up to a maximum of 100,000 therms per purchase gas day and our estimated annual natural gas requirements of 34,000,000 therms. For all gas delivered to us by Ohio Valley, we pay a throughput rate in the amount of $0.0138 per therm for the first five years of the contract term, and $0.0138 increased by the compounded inflation rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. In addition, we pay a service charge for all gas delivered to us by Ohio Valley in the amount of $750 per delivery meter per billing cycle per month for the first five years of the contract term and $750 increased by the compounded inflation rate over the initial rate as established and determined by the U.S. Consumer Price Index - All Urban Consumers for Transportation for the following five years. The initial term of the contract was ten years. Provided neither party terminates the contract, the contract will automatically renew for a series of not more than three consecutive one year periods.

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

Employees

    We have 66 full-time employees as of December 1, 2022. We employ individuals in the local region around our one facility. Many of our employees require some technical or professional background and we compete for them via wages and benefits. We attract them from schools and colleges within our region, which are numerous. There are several other ethanol plants within a fifty mile radius of our facility. Individuals with ethanol specific skills are available to us because of this proximity. However, this competition for resources also presents a challenge in retaining those with specialized skills.

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the Ethanol Division and for purchases of grain commodities for the Trading Division. Our primary sources of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $36,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. We have engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000 including recent change orders, and be funded from operations and borrowings from the Declining Loan. We have also engaged with an unrelated third party to pursue the CCS Project. However, the CCS Project is subject to many variables that could have a material effect on its feasibility and our ability to construct and complete the CCS Project.

At September 30, 2022, we have approximately $20,000,000 available to draw on the Revolving Credit Loan to provide working capital. We will discuss the Declining Loan and Revolving Credit Loan in more detail in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2022. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2023. However, unforeseen circumstances may develop which could result in violations of our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

We are subject to global and regional economic downturns, inflation, rising interest rates and related risks. Our business is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to a variety of adverse consequences for our business including reduced demand for our products, increases in our corn and natural gas costs and rising interest rates on our variable rate loans. These and other adverse consequences could result in our inability to operate profitably and reduce our earnings.

The effects of COVID-19 or another pandemic may continue to materially and adversely affect demand and the market price for our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”).  The spread of COVID-19 worldwide resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may have lasting effects on our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 affected many businesses, including ours and may continue to negatively impact our operations in the future.  We may experience labor shortages if our employees are unable or unwilling to come to work.  If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results.  Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

    The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices in the United States and a slowdown in global economic growth. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have had a broad range of adverse impacts on global business and financial markets some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

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
Risks Related to our Ethanol Division
Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2023 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process along with ethanol sales prices.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase. Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices rise or fall significantly.

Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas and ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduce the value of our units.

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

    Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Lower gasoline prices reduce the spread between the price of gasoline and the price of ethanol which can discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices were to decrease for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, uses too much corn, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump and that ethanol uses too much of the available corn supply. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

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

    Reductions in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol have a negative impact on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. The tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The tariff was temporarily suspended in March 2022 through the end of the year following a 10% reduction in the tariff in November of 2021 but the tariff may be reimplemented in the future.

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

ITEM 3. LEGAL PROCEEDINGS

On June 27, 2008, we entered into a Tricanter Purchase and Installation Agreement with ICM, Inc. for the construction and installation of a Tricanter Oil Separation System. On February 12, 2010, GS CleanTech Corporation ("GS CleanTech") filed a lawsuit in the United States District Court for the Southern District of Indiana, claiming that Cardinal's operation of the oil recovery system manufactured and installed by ICM, Inc. infringes a patent claimed by GS CleanTech. GS CleanTech subsequently filed actions against others for infringement of its patent rights, adding several additional patents and successfully petitioned for the cases to be joined in a multi-district litigation. ICM, Inc. agreed to indemnify Cardinal and defend the lawsuit at no expense to Cardinal. On October 23, 2014, the United States District Court (the "Court") granted summary judgment finding that all of the patents claimed by GS CleanTech were invalid and that Cardinal had not infringed. In addition, on September 15, 2016, the Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. These rulings were subsequently affirmed on appeal and on February 22, 2021, the U.S. Supreme Court declined to review the decision. On March 3, 2022, the United States District Court ruled on attorney fees to be awarded to the defendants. A supplemental award of attorney fees was issued on August 10, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Units

    As of December 1, 2022, we had approximately 14,606 membership units outstanding and approximately 1,058 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board facilitates matches between potential sellers and buyers and assists the sellers and buyers with transfers.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2021 1st	$5,000	$5,127	$5,038	143
2021 2nd	$5,250	$7,000	$5,517	85
2021 3rd	$5,940	$7,500	$6,790	76
2021 4th	$7,301	$8,550	$8,040	28
2022 1st	$8,750	$10,360	$9,691	40
2022 2nd	$10,000	$13,950	$11,934	56
2022 3rd	$11,665	$12,500	$12,085	19
2022 4th	$12,000	$15,500	$13,862	45

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2021 1st	$—	$—	$—	—
2021 2nd	$11,000	$11,000	$11,000	10
2021 3rd	$12,000	$12,000	$12,000	10
2021 4th	$7,400	$10,000	$9,033	12
2022 1st	$12,000	$18,500	$12,250	8
2022 2nd	$18,500	$18,500	$18,500	4
2022 3rd	$—	$—	$—	—
2022 4th	$15,450	$21,000	$16,444	172

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

    The following graph shows a comparison of cumulative total member return since September 30, 2017, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “Composite”) and the NASDAQ Clean Edge Green Energy Index (the "CELS"). The graph assumes $100 was invested in each of our units, the Composite and the CELS on September 30, 2017. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardinal Ethanol, LLC, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/17
9/18
9/19
9/20
9/21
9/22
Cardinal Ethanol, LLC
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 9/30/17 in stock or index, including reinvestment of dividends.
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

Results of Operations for the Fiscal Years Ended September 30, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2022 and 2021:

	2022		2021
Statement of Operations Data	Amount	%	Amount	%
Revenues	$546,691,371	100.0	$404,002,166	100.0
Cost of Goods Sold	460,306,891	84.2	369,373,828	91.4
Gross Profit	86,384,480	15.8	34,628,338	8.6
Operating Expenses	8,083,150	1.5	7,179,061	1.8
Operating Income	78,301,330	14.3	27,449,277	6.8
Other Income (Expense), net	7,402,534	1.4	(339,399)	(0.1)
Net Income	$85,703,864	15.7	$27,109,878	6.7

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2022 and 2021:

	2022		2021
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$451,720,815	82.6%	$328,245,934	81.2%
Trading division	94,970,556	17.4	75,756,232	18.8
Total Revenue	$546,691,371	100.0%	$404,002,166	100.0%

Ethanol Division

    The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$359,726,018	79.6%	$251,922,325	76.7%
Distillers Grains Sales	63,798,998	14.2	57,818,038	17.7
Corn Oil Sales	27,656,525	6.1	17,966,544	5.5
Carbon Dioxide Sales	473,449	0.1	484,752	0.1
Other Revenue	65,825	—	54,275	—
Total Revenues	$451,720,815	100.0%	$328,245,934	100.0%

Ethanol

    Our revenues from ethanol increased for our fiscal year ended September 30, 2022, as compared to our fiscal year ended September 30, 2021. This increase in revenues is primarily the result of a higher average price per gallon of ethanol sold and an increase in gallons of ethanol sold for the fiscal year ended September 30, 2022, as compared to the same period in 2021. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2022, was 36.2% higher than our average price per gallon of ethanol sold for the same period in 2021. An increase in foreign and domestic demand, shipping disruptions attributed to labor shortages, and higher corn and oil prices have contributed to higher ethanol market prices for the current period. These increases were partially offset by higher ethanol production levels in the industry due to positive operating margins. In addition, corn and oil prices decreased towards the end of the period primarily due to increasing concerns of an economic slowdown which had a negative effect on ethanol prices.

    Management believes that ethanol prices will continue to be influenced by corn and energy prices, shipping disruptions, inventory levels, and inflationary factors. If corn and oil prices further decrease that would likely contribute to lower ethanol prices. Industry over-production due to positive operating margins could also have a negative effect on ethanol prices unless foreign or domestic demand reduce inventory levels. In addition, the Russian invasion of Ukraine and resulting sanctions by the United States and other countries have led to significant market disruptions and volatility in commodity prices. The impact on ethanol prices of this volatility coupled with increasing signs of a global economic slowdown is difficult to predict.

    We experienced an increase in ethanol gallons sold of 4.9% for the fiscal year ended September 30, 2022, as compared to the same period in 2021 resulting primarily from increased ethanol production rates. We are currently operating at a rate of approximately 135 million gallons annually.  We have installed an ethanol recovery system which we expect will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2023 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol produced during the fiscal year ended September 30, 2023 as compared to the same period in 2022. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the fiscal year ended September 30, 2022, as compared to the same period in 2021. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended September 30, 2022, as compared to the same period in 2021.

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2022, increased by 11.8% compared to the average price per ton of distillers grains sold for the same period in 2021. Distillers grains prices, while lower during the first three months of the period compared to 2021, have increased substantially since January 2022. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative.

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

    We sold 1.3% less tons of distillers grains in the fiscal year ended September 30, 2022, as compared to the same period in 2021 due to decreased distillers grains production rates during the fiscal year. This decrease can be attributed to a slightly lower yield for the period. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased by 53.9% in the fiscal year ended September 30, 2022, as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound of corn oil sold for the fiscal year ended September 30, 2022, as compared to the same period in 2021. The average price per pound of corn oil sold for the fiscal year ended September 30, 2022, increased by 54.8% as compared to the same period in 2021. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil.

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

    We experienced a decrease of 1.8% in pounds of corn oil sold during the fiscal year ended September 30, 2022, as compared to the same period in 2021 due to a slightly lower corn oil yield on production for the period coupled with timing of shipments. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$94,854,225	99.9%	$75,635,032	99.8%
Other Revenue	116,331	0.1	121,200	0.2
Total Revenues	$94,970,556	100.0%	$75,756,232	100.0%

Soybeans

    During the fiscal year ended September 30, 2022, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybean sales increased for the fiscal year ended September 30, 2022, as a result of an increase in bushels of soybeans sold of 8.2% during the fiscal year ended September 30, 2022, as compared to the same period in 2021. The increase in bushels of soybeans sold is primarily due to more conducive market conditions for selling for the fiscal year ended September 30, 2022.

    We also experienced an increase of 15.2% in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2022, as compared to the same period in 2021 primarily due to a comparatively short national supply of soybeans resulting in higher futures prices. The average price per bushel of soybeans sold was $14.94 based on sales of approximately 6,313,000 bushels for the fiscal year ended September 30, 2022.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was 81.7% for the fiscal year ended September 30, 2022, as compared to 90.1% for the same period in 2021. This decrease in cost of goods sold as a percentage of revenues was the result of was the result of a substantially improved relationship between the prices of ethanol and corn, offset by increased natural gas costs for the fiscal year ended September 30, 2022, as compared to the same period in 2021. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2022, the bushels of corn we used to produce our ethanol, distillers grains and corn oil was nearly the same compared to the same period in 2021 due to slightly higher ethanol production levels coupled with improved ethanol yield for the fiscal year ended September 30, 2022, compared to the same period in 2021.

During the fiscal year ended September 30, 2022, our average price paid per bushel of corn increased 18.7% as compared to the same period in 2021 due primarily due to smaller ending stocks from the 2021 harvest, concerns regarding predictions of the corn crop for fall of 2022 and increased export demand from China. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine have contributed to higher corn prices during the period. However, towards the end of the current period, corn prices decreased somewhat due to a more favorable outlook for the size of the 2022 crop and increasing concerns of an economic slowdown.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost was higher during our fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021. This increase in the cost of natural gas for the fiscal year ended September 30, 2022, as compared to the same period in 2021 was primarily the result of an increase of 79.3% in the average price per MMBTU of natural gas due to increased demand, an increase in the price of crude oil, and increased volatility in prices due to the Russian invasion of Ukraine. However, towards the end of the period ended September 30, 2022, natural gas prices decreased due to increasing concerns of an economic slowdown. We also used 0.9% more MMBTUs of natural gas for the fiscal year ended September 30, 2022, as compared to the same period in 2021 which was primarily due to slightly higher ethanol production.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event or the Russian invasion of Ukraine could continue to have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at September 30, 2022, to be approximately $2,037,000. During the year ended September 30, 2022, we have recorded an expense in cost of goods of approximately $317,000. We accrue the estimated cost per railcar damages over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,037,000 at September 30, 2022.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2022 and 2021:

	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$91,224,755	96.1%	$73,774,703	97.4%
Total Cost of Goods Sold	$91,224,755	96.1%	$73,774,703	97.4%

Soybeans

    During the fiscal year ended September 30, 2022, our cost was primarily the procurement of soybeans sold. During the fiscal year ended September 30, 2022, our average price paid per bushel of soybeans was 22.8% more as compared to the same period in 2021 due to concerns over a smaller carryout of soybean inventory from the 2021 harvest and increased demand from China. We also purchased 12.8% more bushels of soybeans during the fiscal year ended September 30, 2022, as compared to the same period in 2021 due to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were 1.5% for the fiscal year ended September 30, 2022, as compared to operating expenses of 1.8% of revenues for the same period in 2021. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. These expenses generally do not vary with the level of production at the plant; we expect our operating expenses to remain consistent with 2022 into and throughout our 2023 fiscal year.

Operating Income

    Our income from operations for the fiscal year ended September 30, 2022, was 14.3% of our revenues compared to operating income of 6.8% of revenues for the same period in 2021. The increase in operating income for the fiscal year ended September 30, 2022, was primarily the result of a positive corn to ethanol spread.

Other Income (Expense)

    We had other income for the fiscal year ended September 30, 2022 of 1.4% of revenues compared to other expense of 0.1% of revenues for the same period in 2021. Other income for the fiscal year ended September 30, 2022 consisted of a grant received from the USDA Biofuel Producer Program, along with the receipt of insurance proceeds from an inventory write off in the prior period. This income was partially offset by payments made during the fiscal year ended September 30, 2022 for items related to our CCS Project. Other expense for the fiscal year ended September 30, 2021, consisted primarily of a loss on the disposal of the boiler and a loss from tainted soybeans offset by the receipt of Paycheck Protection Program loan forgiveness.

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

Ethanol Division

    Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers grains and corn oil. The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2021 and 2020:

	2021		2020
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$251,922,325	76.7%	$157,704,059	74.5%
Distillers Grains Sales	57,818,038	17.7	41,687,109	19.7
Corn Oil Sales	17,966,544	5.5	9,640,523	4.6
CO2 Sales	484,752	0.1	493,500	0.2
Other Revenue	54,275	—	2,048,527	1.0
Total Revenues	$328,245,934	100.0%	$211,573,718	100.0%

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

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2021, was 53.2% higher than our average price per gallon of ethanol sold for the same period in 2020. Ethanol market prices were higher for the fiscal year ended September 30, 2021 due to an increase in fuel demand, lower ethanol production due to some plants in certain areas curtailing production in response to poor market conditions, and higher oil and corn prices during the period. In addition, ethanol prices were negatively impacted in the fiscal year ended September 30, 2020 by industry-wide production in excess of demand due to a variety of factors including the EPA granting small refinery waivers, trade barriers resulting from disputes with foreign governments and a collapse in both domestic and foreign demand as a result of restrictions put in place in response to the COVID-19 pandemic.

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

    We experienced an increase of 3.5% in distillers grains tons sold in the fiscal year ended September 30, 2021, as compared to the same period in 2020 due to increased DDGS production rates during the fiscal year.

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

Soybeans

    During the fiscal year ended September 30, 2021, our cost was primarily the procurement of soybeans sold. During the fiscal year ended September 30, 2021, our average price paid per bushel of soybeans was 23.5% more as compared to the same period in 2020 due to concerns over a smaller crop and smaller ending stocks from the 2020 harvest. We also purchased 58.9% more bushels of soybeans during the fiscal year ended September 30, 2021, as compared to the same period in 2020.

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

Other Income (Expense)
We had other expense for the fiscal year ended September 30, 2021 of 0.1% of revenues compared to other income of 0.1% of revenues for the same period in 2020. Other expense for the fiscal year ended September 30, 2021 consisted of a loss on the disposal of a boiler and a loss from tainted soybeans. These losses were offset by the receipt of Paycheck Protection Program loan forgiveness during the fiscal year ended September 30, 2021. Other income for the fiscal year ended September 30, 2020, consisted primarily of insurance proceeds from the DDGS silo explosion being received in January 2020.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2022

    The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Current Assets	$102,033,729	$76,439,260
Current Liabilities	27,431,166	23,741,046
Long-Term Liabilities	14,254,170	3,460,301
Members' Equity	147,270,492	124,737,578

    We experienced an increase in our current assets at September 30, 2022 as compared to September 30, 2021. This increase was primarily driven by an increase in our cash, cash equivalents, and restricted cash at September 30, 2022 compared to September 30, 2021 due to improved profitability along with varying cash requirements with derivative trading counter-parties. This increase was partially offset by a decrease in accounts receivable and inventories at September 30, 2022 compared to September 30, 2021. Accounts receivable decreased due to the timing of rail shipments of ethanol and soybeans. Inventory values also decreased due to a slower start to the harvest season resulting in lower inventory on hand at September 30, 2022, as compared to September 30, 2021.

    We experienced an increase in our current liabilities at September 30, 2022, as compared to September 30, 2021. This increase is primarily due to the increase in our grain accounts payable at September 30, 2022, as compared to September 30, 2021, which resulted from higher commodity prices as well as the timing of harvest for the fiscal year ended September 30, 2022, as compared to September 30, 2021.

    We experienced an increase in our long-term liabilities as of September 30, 2022, as compared to September 30, 2021 as a result of obtaining additional financing to fund the construction and installation of the high protein feed system as of September 30, 2022.

Liquidity and Capital Resources

    We have engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders. The agreement calls for a down payment and scheduled payments at key points during the construction and installation process, which began during the fourth quarter of fiscal 2022.

The prices of ethanol, corn, natural gas and soybeans have risen substantially over the last several months. We believe that we have sufficient cash and credit facilities to provide liquidity over the next twelve months. However, if the prices continue to rise, we may explore options with our primary lender to expand the funding of our working capital.

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. However, should operating conditions in the ethanol industry deteriorate or continue for a prolonged period, we could have difficulty maintaining our liquidity and may need to rely on our revolving lines of credit or seek to increase our limits for operations.

Comparison of Cash Flows for Fiscal Years Ended September 30, 2022 and 2021

The following table shows cash flows for the fiscal year ended September 30, 2022 and 2021:

	2022	2021
Net cash provided by operating activities	$103,979,005	$32,148,142
Net cash used for investing activities	(20,464,388)	(3,846,527)
Net cash used for financing activities	(54,170,950)	(11,319,650)
Net increase in cash, cash equivalents & restricted cash	29,343,667	16,981,965
Cash, cash equivalents & restricted cash, beginning of period	33,895,947	16,913,982
Cash, cash equivalents & restricted cash, end of period	$63,239,614	$33,895,947

Cash Flow from Operations

We experienced an increase in our cash flow from operations for the fiscal year ended September 30, 2022, as compared to the same period in 2021. This increase was primarily due to improved margins on our primary products for the fiscal year ended September 30, 2022, as compared to the same period in 2021 coupled with decreased inventory on hand and decreased deferral of payments for grain until January at September 30, 2022 compared with September 30, 2021. This lower inventory and smaller deferral can be attributed to a later start to the 2022 harvest season.

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2022, as compared to the same period in 2021. This increase was primarily the result of increased capital expenditures for the installation of our high protein feed system by ICM, Inc. for the fiscal year ended September 30, 2022, as compared with the same period in 2021.

Cash Flow used for Financing Activities

We used more cash for financing activities for the fiscal year ended September 30, 2022, as compared to the same period in 2021. This increase was the result of using more cash for distributions to our members coupled with obtaining additional financing to fund the construction and installation of our high protein feed system during the fiscal year ended September 30, 2022, as compared with the same period in 2021.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2022, we expect operations to generate adequate cash flows to maintain operations.
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
Short and Long-Term Debt Sources

    We have a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 8 - Consolidated Financial Statements, Note 9 - Bank Financing for additional details.
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate on the Declining Loan at September 30, 2022 was 6.20%. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow (as defined in the agreement) or $7,200,000, up to an aggregate prepayment amount of $18,000,000. We had borrowings outstanding of $9,000,000 on the Declining Loan at September 30, 2022 and no borrowings on September 30, 2021.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate at September 30, 2022 was 6.00%. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2022 or September 30, 2021. The Revolving Credit Loan is set to mature on February 28, 2023.

Covenants

    During the term of the loans, we will be subject to certain financial covenants. Our minimum working capital is $15,000,000, which is calculated as our current assets plus the amount available for drawing under our long-term revolving note, less current liabilities. Our minimum fixed charge coverage ratio is no less than 1.15:1.0 measured on a rolling four quarter average basis. However, for any reporting period, if our working capital is equal to or more than $23,000,000, we will be subject to maintaining a debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio.

    Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $5,000,000. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt.

We are complying with our financial covenants and the other terms of our loan agreements at September 30, 2022. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

    We are planning various capital projects scheduled for the 2023 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the 190 condenser, rail siding, sieve vaporizer, cyber security, grain scales, spare parts storage, and other small miscellaneous projects. We have also invested in an ethanol recovery system, costing approximately $2,400,000. The project was funded through operations and was completed and placed into service during the first quarter of fiscal year 2022.

We have also engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and from and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. Installation of the system commenced during the fourth quarter of our 2022 fiscal year. This project is expected to be completed by Fall of 2023.

Development Agreement

    In September 2007, we entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money we pay toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. We do not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the fiscal years ended September 30, 2022 and September 30, 2021, no amounts were refunded to the Company and used to offset costs of capital expenditures.

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

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2022:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Two Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$9,000,000	$—	$1,622,646	$5,358,589	$2,018,765
Operating Lease Obligations	7,149,690	3,842,130	3,307,560	—	—
Purchase Obligations	59,048,072	39,765,065	19,283,007	—	—
Total Contractual Cash Obligations	$75,197,762	$43,607,195	$24,213,213	$5,358,589	$2,018,765

    The operating lease obligations in the table above include our hopper and tank railcar lease obligations as of September 30, 2022. Purchase obligations consist of forward contracted corn and soybean deliveries and forward contracted natural gas purchases.

Critical Accounting Estimates

    Management uses various estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

    We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2022 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

    As of September 30, 2022, we have open short (selling) positions for 11,045,000 bushels of corn and long (buying) positions for 965,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 36,960,000 gallons of ethanol and long (buying) positions of 24,570,000 gallons of ethanol on the Chicago Board of Trade. We have no open positions for soybean oil on the Chicago Board of Trade. We also have open short (selling) positions for 1,240,000 bushels of soybeans and 5,000 long (buying) positions of bushels of soybeans on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol, and soybean positions are forecasted to settle through December 2023, March 2023, and November 2023, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

    We carry our long-lived assets at the original acquisition cost as required by current generally accepted accounting principles. Due to business conditions and the business environment in which our industry operates, the fair market value of those assets could, theoretically, fall below the amount which we carry them in our consolidated financial statements. In such cases, those assets would be known as impaired. Thus, we periodically perform an assessment of the fair value of these assets. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of the useful lives of property and equipment to be a critical accounting estimate. Our assessment shows us that the fair value of our long-lived assets as a group is substantially in excess of its carrying value.

    Inventories consist of raw materials, work in process, finished goods, grain inventory and parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains and corn oil. For the Ethanol Division, we state inventories at the lower of weighted average cost or net realizable value. For our Trading Division, we state our grain inventories at market price less estimated disposition costs. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable costs. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realizable value on inventory to be a critical accounting estimate.

    We enter into forward contracts for grain purchases and natural gas to supply the two divisions. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to contracts in place at September 30, 2022. Our estimates include various assumptions including the future prices of ethanol, distillers grains, corn, natural gas and soybeans.

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon return of each car at the termination of the lease. We have estimated total costs to rehabilitate the cars at September 30, 2022, to be approximately $2,037,000. This is based on our estimate of incurred damages as of the end of the fiscal year, on expected total car damages at the lease termination, and upon damage claims charged to industry peers with similar leasing arrangements. During the year ended September 30, 2022, we have recorded an expense in cost of goods sold of $317,000. We accrue the estimated cost of damage to the rail cars over the term of the lease, but because the actual cost is not finalized until the lease termination, it is reasonably possible that there will be a change in the estimate in the future.

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

Interest Rate Risk

Our Declining Loan and Revolving Credit Loan all bear variable interest rates. We had borrowings outstanding of $9,000,000 on the Declining Loan at September 30, 2022 and the applicable interest rate was 6.20% at September 30, 2022. We had no borrowings on the Revolving Credit Loan at September 30, 2022 and the applicable interest rate was 6.00% at September 30, 2022. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in LIBOR, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2022, would be approximately $56,000.

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

    At September 30, 2022, we had a net short position of 12,390,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through March 2023, a net short (selling) position of 10,080,000 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2023. At September 30, 2022, we had no open positions of soybean oil under derivative contracts used to hedge our future corn oil sales. At September 30, 2022, we had a net short (selling) position of

1,235,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts for various periods through November 2023 that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2022, we also had entered into certain forward purchase contracts for soybeans at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2022, 2021 and 2020:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Corn Derivative Contracts	$(4,677,214)	$(18,881,451)	$2,196,868
Ethanol Derivative Contracts	(6,192,448)	1,392,605	(5,484,019)
Natural Gas Derivative Contracts	(39,039)	(836)	—
Soybean Oil Derivative Contracts	179,637	1,813,519	—
Soybean Derivative Contracts	(3,883,992)	(6,518,841)	(279,131)
Soybean Forward Purchase and Sales Contracts Derivatives	(621,040)	(894,717)	970,344
Totals	$(15,234,096)	$(23,089,721)	$(2,595,938)

    At September 30, 2022, we had forward corn purchase contracts at various fixed prices for various delivery periods through March 2024 for 9.1% of our expected production needs for the next 18 months. At September 30, 2022, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2022 for 21.3% of expected production for the next 3 months and forward corn oil contracts at various prices for various delivery periods through October 2022 for 101.86% of expected production for the next month. Also, at September 30, 2022, we had forward natural gas contracts for 31.0% of expected purchases for the next 25 months at various prices for various delivery periods through October 2024. We had no forward ethanol sales contracts at fixed prices as of September 30, 2022.

    We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2022, the Company had soybean forward purchase and sales contracts at various fixed prices for various delivery periods through December 2023 for 12.9% of its anticipated trading volume of that commodity for the next 15 months.

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
A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2022 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2022	Approximate Adverse Change to Income
Natural Gas	1,778,000	MMBTU	10%	$1,203,000
Ethanol	138,000,000	Gallons	10%	$32,499,000
Corn	40,784,000	Bushels	10%	$27,652,000
DDGs	307,000	Tons	10%	$6,745,000
Corn Oil	40,176,000	Pounds	10%	$2,812,000
Soybeans - Purchase	4,234,000	Bushels	10%	$5,652,000
Soybeans - Sale	5,000,000	Bushels	10%	$6,824,000

For comparison purposes, the results of our sensitivity analysis as of September 30, 2021, were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2021	Approximate Adverse Change to Income
Natural Gas	519,000	MMBTU	10%	$304,000
Ethanol	138,000,000	Gallons	10%	$30,319,000
Corn	39,986,000	Bushels	10%	$21,873,000
DDGs	300,000	Tons	10%	$5,339,000
Corn Oil	38,560,000	Pounds	10%	$2,121,000
Soybeans - Purchase	3,336,000	Bushels	10%	$4,039,000
Soybeans - Sale	5,000,000	Bushels	10%	$6,155,000

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Cardinal Ethanol, LLC and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Ethanol, LLC and Subsidiaries (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.
/s/ Boulay PLLP
We have served as the Company's auditor since 2005.
Minneapolis, Minnesota
December 1, 2022

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	September 30, 2022	September 30, 2021

Current Assets
Cash and cash equivalents	$53,937,943	$25,798,906
Restricted cash	9,301,671	8,097,041

Trade accounts receivable	12,511,601	13,386,410
Miscellaneous receivables	1,114,588	404,273
Inventories	23,370,767	26,587,032
Prepaid and other current assets	464,498	212,261
Futures and options derivatives	972,041	964,418
Forward purchase/sales derivatives	360,620	988,919
Total current assets	102,033,729	76,439,260

Property, Plant, and Equipment
Land and land improvements	22,522,222	22,522,222
Plant and equipment	160,156,395	157,028,177
Building	8,913,364	8,913,364
Office equipment	948,749	922,124
Vehicles	31,928	31,928
Construction in process	19,624,102	2,424,760
	212,196,760	191,842,575
Less accumulated depreciation	(133,739,702)	(122,442,930)
Property, Plant, and Equipment, Net	78,457,058	69,399,645

Other Assets
Operating lease right of use asset, net	6,808,992	4,840,250
Investments	1,656,049	1,259,770
Total other assets	8,465,041	6,100,020

Total Assets	$188,955,828	$151,938,925

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2022	September 30, 2021

Current Liabilities
Accounts payable	$4,426,732	$3,564,614
Accounts payable - grain	12,335,894	11,942,723
Accrued expenses	3,897,364	2,111,295
Futures and options derivatives	2,669,433	2,331,889
Forward purchase/sales derivatives	507,408	658,283
Operating lease liability current	3,594,335	3,132,242
Total current liabilities	27,431,166	23,741,046

Long-Term Liabilities
Long-term debt	9,000,000	—
Operating lease long-term liabilities	3,217,532	1,709,621
Liability for railcar rehabilitation costs	2,036,638	1,750,680
Total long-term liabilities	14,254,170	3,460,301

Commitments and Contingencies

Members’ Equity
Members' contributions net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Retained earnings	76,358,279	53,825,365
Total members' equity	147,270,492	124,737,578

Total Liabilities and Members’ Equity	$188,955,828	$151,938,925

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020

Revenues	$546,691,371	$404,002,166	$244,718,562

Cost of Goods Sold	460,306,891	369,373,828	239,426,482

Gross Profit	86,384,480	34,628,338	5,292,080

Operating Expenses	8,083,150	7,179,061	6,773,264

Operating Income (Loss)	78,301,330	27,449,277	(1,481,184)

Other Income (Expense)
Interest income	6,152	—	—
Interest expense	(36,560)	(133,619)	(180,348)
Miscellaneous income (expense)	7,436,663	(205,780)	521,099
Income (loss) on equity method investment	(3,721)	—	—
Total	7,402,534	(339,399)	340,751

Net Income (Loss)	85,703,864	27,109,878	(1,140,433)

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$5,868	$1,856	$(78)

Distributions Per Unit	$4,325	$775	$150

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities
Net income (loss)	$85,703,864	$27,109,878	$(1,140,433)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	11,296,772	11,296,401	11,251,736
Change in fair value of commodity derivative instruments	807,345	(125,703)	258,417
Loss of sale of equipment	—	906,785	—
Forgiveness of Paycheck Protection Program Loan	—	(856,665)	—
Non-cash lease expense	1,262	—	—
Loss on equity method subsidiaries	3,721	—	—
Change in operating assets and liabilities:
Trade accounts receivables	874,809	(4,211,473)	3,650,048
Miscellaneous receivables	(710,315)	408,787	567,589
Inventories	3,216,265	(9,268,332)	(3,878,892)
Prepaid and other current assets	(252,237)	(25,500)	(56,297)
Contract liability	—	(15,000)	15,000
Accounts payable	560,101	(429,407)	1,152,561
Accounts payable - grain	393,171	6,268,938	(4,950,493)
Accrued expenses	1,798,289	791,353	158,279
Liability for railcar rehabilitation costs	285,958	298,080	298,080
Due to broker	—	—	(1,589,324)
Net cash provided by operating activities	103,979,005	32,148,142	5,736,271

Cash Flows from Investing Activities
Capital expenditures	—	—	(14,372)
Payments for construction in process	(20,064,388)	(3,846,527)	(2,782,080)
Investment in Cardinal One Carbon Holdings	(400,000)	—	—
Net cash used for investing activities	(20,464,388)	(3,846,527)	(2,796,452)

Cash Flows from Financing Activities
Distributions paid	(63,170,950)	(11,319,650)	(2,190,900)
Proceeds from revolving credit loan	26,255,550	105,850,279	—
Payments on revolving credit loan	(26,255,550)	(105,850,279)	—
Proceeds from long-term debt	9,000,000	1,222,417	856,665
Payments on long-term debt	—	(1,222,417)	(6,725,722)
Net cash used for financing activities	(54,170,950)	(11,319,650)	(8,059,957)

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	29,343,667	16,981,965	(5,120,138)

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	33,895,947	16,913,982	22,034,120

Cash, Cash Equivalents and Restricted Cash – End of Period	$63,239,614	$33,895,947	$16,913,982

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$53,937,943	$25,798,906	$12,950,558
Restricted Cash - Balance Sheet	9,301,671	8,097,041	3,963,424
Cash, Cash Equivalents and Restricted Cash	$63,239,614	$33,895,947	$16,913,982

Supplemental Cash Flow Information
Interest paid	$4,010	$133,619	$259,451

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$343,140	$53,343	$301,724
Construction period interest capitalized in property, plant and equipment	$—	$—	$44,927

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members' Equity

	Member	Retained
	Contributions	Earnings	Total
Balance - September 30, 2019	$70,912,213	$41,366,470	$112,278,683

Net loss for year ended September 30, 2020	—	(1,140,433)	(1,140,433)

Member Distributions	—	(2,190,900)	(2,190,900)

Balance - September 30, 2020	$70,912,213	$38,035,137	$108,947,350

Net income for year ended September 30, 2021	—	27,109,878	27,109,878

Member Distributions	—	(11,319,650)	(11,319,650)

Balance - September 30, 2021	$70,912,213	$53,825,365	$124,737,578

Net income for year ended September 30, 2022	—	85,703,864	85,703,864

Member Distributions	—	(63,170,950)	(63,170,950)

Balance - September 30, 2022	$70,912,213	$76,358,279	$147,270,492

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2022, 2021 and 2020, the Company produced approximately 136,700,000, 136,100,000 and 129,100,000 gallons of ethanol, respectively.

In addition, the Company procures, transports, and sells grain commodities through grain operations.

Basis of Accounting

The Company prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the operations, assets and liabilities of the Company. In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc. and Cardinal One Carbon Holdings, LLC (collectively, the Company). Cardinal Ethanol Export Sales, Inc. is an Interest Charge Domestic to International Sales Company ("IC-DISC") designed to take advantage of certain tax incentives for export sales to other countries. Cardinal One Carbon Holdings, LLC was formed to hold the partnership interest for the investigation and pursuit of carbon dioxide capture and sequestration. All inter-company balances and transactions have been eliminated in consolidation.

Fiscal Reporting Period

The Company has adopted a fiscal year ending September 30 for reporting financial operations and a year ending December 31 for tax return purposes.

Reportable Segments

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” establishes the standards for reporting information about segments in consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.   Based on the related business nature and expected financial results criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others: the useful life of fixed assets, inventories, the assumptions used in the analysis of the impairment of long lived assets, railcar rehabilitation costs, and inventory purchase commitments.

The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitment derivatives and inventory at market.

Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase, except for those amounts that are held in the investment portfolio for long-term investment.

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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At September 30, 2022 and 2021, the Company determined that an allowance for doubtful accounts was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at September 30, 2022 and 2021. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

	Minimum years	Maximum years
Land improvements	15	20
Plant and equipment	5	20
Building	10	40
Office equipment	7	15
Vehicles	5	5

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the fiscal years ending September 30, 2022, 2021, and 2020.

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investment is stated at the lower of cost or fair value and adjusted for non cash patronage equities and cash equity redemptions received. Non-cash patronage dividends are recognized when received and included within revenue in the statements of operations.

The Company has also created certain subsidiaries to achieve some of its varying business interests that are not directly related to ethanol production or trading of grain. One has been formed as a corporation, while the other has been formed as a limited liability company (LLC) to hold interests in affiliated companies for carbon capture and underground sequestration (CCS). Through its LLC, the company owns a fifty percent interest in a joint venture which is accounted for as an equity method investment as described in detail in Note 16 - Equity Method Investments.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company's contracts primarily consist of agreements with marketing companies and other customers as described below. The Company's performance obligations consist of the delivery of ethanol, distillers grains, corn oil, soybeans and carbon dioxide to its customers. The consideration the Company receives for these products is fixed based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. The Company's contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. The Company sells each of the products via different marketing channels as described below.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
•Distillers grains. The Company engages another third-party marketing company, CHS, Inc. to market one hundred percent of the distillers grains it produces at the plant. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon among the three parties, and CHS provides schedule and orders representing performance obligations. Revenue is recognized net of commissions, freight, and fees.

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our consolidated financial statements.

The Company has elected for its Ethanol Division to apply the normal purchase normal sale exemption to all forward commodity contracts. For the Trading Division, the Company has elected not to apply the normal purchase normal sale exemption to its forward purchase and sales contracts and therefore, marks these derivative instruments to market.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring and nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The carrying value of cash, restricted cash, trade accounts receivable, miscellaneous receivables, treasury bills, accounts payable (other than those measured as fair value discussed in Note 8), accounts payable-grain, and accrued expenses approximates fair value at September 30, 2022 and 2021 due to the short maturity nature of these instruments. The fair value of derivative instruments, Trading Division inventory, and debt is disclosed in Note 8.

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2022, 2021, or 2020 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2022 or 2021.

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

Income Taxes

Cardinal Ethanol, LLC and Subsidiaries is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these consolidated financial

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
statements.  The Company had no significant uncertain tax positions as of September 30, 2022 or 2021. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2018, the Company is no longer subject to U.S. Federal income tax examinations.

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source:

Fiscal Year Ended September 30, 2022

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$359,726,018	$—	$359,726,018
Distillers' Grains	63,798,998	—	63,798,998
Corn Oil	27,656,525	—	27,656,525
Carbon Dioxide	473,449	—	473,449
Other Revenue	65,825	116,331	182,156
Total revenues from contracts with customers	451,720,815	116,331	451,837,146

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	94,854,225	94,854,225
Total revenues from contracts accounted for as derivatives	—	94,854,225	94,854,225
Total Revenues	$451,720,815	$94,970,556	$546,691,371

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
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

3. CONCENTRATIONS

Two major customers accounted for approximately 82% and 90% of the outstanding accounts receivable balance at September 30, 2022 and September 30, 2021, respectively. The same two customers, in addition to one customer not included in the receivable concentration, account for approximately 93% of revenue for the year ended September 30, 2022. The same two customers accounted for approximately 81% of revenue for each of the years ended September 30, 2021, and 2020.

4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2022 and 2021 are as follows:

	2022	2021
Financial statement basis of assets	$188,955,828	$151,938,925
Organization and start-up costs	3,160,001	1,976,610
Book to tax depreciation and amortization	(48,551,783)	(55,156,961)
Book to tax derivative instruments	(967,461)	(964,418)
Book to tax operating lease right of use asset	(6,808,992)	(4,840,250)
Capitalized inventory	127,000	154,000
Income tax basis of assets	$135,914,593	$93,107,906

Financial statement basis of liabilities	$41,685,336	$27,201,347
Book to tax derivative instruments	(2,664,853)	(2,331,889)
Book to tax operating lease liability	(6,811,869)	(4,841,863)
Accrued employee benefits	(849,646)	(713,233)
Accrued rail car rehabilitation costs	(2,036,638)	(1,750,680)
Income tax basis of liabilities	$29,322,330	$17,563,682

5. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2022 are listed in the table below:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 16, 2021	$650	$9,493,900	November 2021
February 15, 2022	1,500	21,909,000	March 2022
May 17, 2022	675	9,859,050	June 2022
August 16, 2022	1,500	21,909,000	August 2022
Totals	$4,325	$63,170,950

In November 2022, the Company declared a distribution of $500 per unit for a total distribution of $7,303,000.

Distribution dates and amounts for the fiscal year ended September 30, 2021 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2020	$100	$1,460,600	November 2020
February 9, 2021	150	2,190,900	February 2021
June 15, 2021	200	2,921,200	June 2021
August 17, 2021	325	4,746,950	August 2021
Totals	$775	$11,319,650

Distribution dates and amounts for the fiscal year ended September 30, 2020 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
February 18, 2020	$150	$2,190,900	February 2020
Totals	$150	$2,190,900

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
6.  INVENTORIES

Inventories consist of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Ethanol Division:
Raw materials	$7,206,914	$2,995,914
Work in progress	2,442,453	2,331,419
Finished goods	7,513,988	12,431,375
Spare parts	4,178,807	3,978,193
Ethanol Division Subtotal	$21,342,162	$21,736,901
Trading Division:
Grain inventory	$2,028,605	$4,850,131
Trading Division Subtotal	2,028,605	4,850,131
Total Inventories	$23,370,767	$26,587,032

The Company did not have a net realizable value write-down of ethanol inventory for the years ended September 30, 2022 and 2021. The Company had a net realizable write-down of ethanol inventory of approximately $10,000 for the year ended September 30, 2020.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At September 30, 2022, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2024 for approximately 9% of expected production needs for the next 18 months. Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2022 and September 30, 2021. At September 30, 2022, the Company has forward natural gas purchase contracts for 31.0% of expected usage for the next 25 months at various prices for various delivery periods through October 2024. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2022. The Company did have dried distiller grains sales contracts for 21.3% of expected production for the next 3 months through December 2022. The Company had forward corn oil sales contracts for 101.86% of expected production for the next 1 month at various fixed prices for various delivery periods through October 2022. Also, the Company purchased corn from a related party during the year totaling approximately $993,000.

At September 30, 2022, the Company had soybean forward purchase contracts at various fixed prices for various delivery periods through December 2023 for 12.9% of its anticipated trading volume of that commodity for the next 15 months. Also, the Company purchased soybeans from a related party during the year totaling approximately $54,000.

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

Commodity Contracts

The Company enters into commodity-based derivatives, for corn, ethanol, soybeans, soybean oil, and natural gas in order to protect cash flows from fluctuations caused by volatility in commodity prices and to protect gross profit margins from potentially adverse effects of market and price volatility on commodity based purchase commitments where the prices are set at

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The changes in the fair market value of ethanol derivative instruments are included as a component of revenue.  The changes in the fair market value of corn, natural gas, soybean oil, and soybean derivative instruments are included as a component of cost of goods sold.

At September 30, 2022, the Ethanol Division had a net short (selling) position of 10,080,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. The Ethanol Division had a net short (selling) position of 7,471,740 bushels of corn under derivative contracts as of September 30, 2021. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through December 2023 as of September 30, 2022. The Ethanol Division had a net short (selling) position of 12,390,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales as of September 30, 2022. The Ethanol Division had a net long (buying) position of 1,050,000 gallons of ethanol under derivative contracts as of September 30, 2021. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through March 2023, as of September 30, 2022. The Ethanol Division had no open positions of soybean oil under derivative contracts as of September 30, 2022. At September 30, 2021, the Ethanol Division had a net long (buying) position of 4,020,000 pounds of soybean oil under derivative contracts as of September 30, 2021 with various delivery periods through December 2021.

At September 30, 2022, the Trading Division had a net short (selling) position of 1,235,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various period through November 2023 as of September 30, 2022. The Trading Division had a short (selling) position of 1,768,111 bushels of soybeans under derivative contracts as of September 30, 2021. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2022:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol futures and options contracts	Futures and Options Derivatives	$—	$841,470
Corn futures and options contracts	Futures and Options Derivatives	$—	$1,827,963
Soybean futures and options contracts	Futures and Options Derivatives	$972,041	$—
Soybean forward purchase and sales contracts	Forward Purchase/Sales Derivatives	$360,620	$507,408
As of September 30, 2022, the Company had approximately $9,300,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2021:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol futures and options contracts	Futures and Options Derivatives	$150,339	$—
Corn futures and options contracts	Futures and Options Derivatives	$—	$2,331,889
Soybean oil futures and options contracts	Futures and Options Derivatives	$84,474	$—
Soybean futures and options contracts	Futures and Options Derivatives	$729,605	$—
Soybean forward purchase and sales contracts	Forward Purchase/Sale Derivatives	$988,919	$658,283

As of September 30, 2021, the Company had approximately $8,100,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, and soybean derivatives held by two brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2022:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$(6,192,448)
Corn Futures and Options Contracts	Cost of Goods Sold	(4,677,214)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(39,039)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	179,637
Soybean Futures and Options Contracts	Cost of Goods Sold	(3,883,992)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(621,040)
Totals		$(15,234,096)

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2020:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$(5,484,019)
Corn Futures and Options Contracts	Cost of Goods Sold	2,196,868
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—
Soybeans Futures and Options Contracts	Cost of Goods Sold	(279,131)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	970,344
Totals		$(2,595,938)

8. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(1,827,963)	$(1,827,963)	$(1,827,963)	$—	$—
Ethanol Futures and Options Contracts	$(841,470)	$(841,470)	$(841,470)	$—	$—
Soybean Futures and Options Contracts	$972,041	$972,041	$972,041	$—	$—
Soybean Forward Purchase Contracts	$(146,788)	$(146,788)	$—	$(146,788)	$—
Soybean Inventory	$2,028,605	$2,028,605	$—	$—	$—
Accounts Payable	$(4,379,251)	$(4,379,251)	$—	$(4,379,251)	$—
Treasury Bills	$(33,228,697)	$(33,228,697)	$—	$—	$—
The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(2,331,889)	$(2,331,889)	$(1,424,775)	$(907,114)	$—
Ethanol Futures and Options Contracts	$150,339	$150,339	$150,339	$—	$—
Soybean Oil Futures and Options Contracts	$84,474	$84,474	$84,474	$—	$—
Soybean Futures and Options Contracts	$729,605	$729,605	$1,066,775	$(337,170)	$—
Soybean Forward Purchase Contracts	$330,637	$330,637	$—	$330,637	$—
Soybean Inventory	$4,850,131	$4,850,131	$—	$4,850,131	$—
Accounts Payable	$(6,391,350)	$(6,391,350)	$—	$(6,391,350)	$—

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
We determine the fair value of commodity derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.
We determine the fair value of treasury bill Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data based on quoted market prices in active markets.

We determine the fair value of corn and soybean futures and options Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2022 and 2021.

Accounts payable is generally stated at historical amounts with the exception of approximately $4,379,000 and $6,391,000 at September 30, 2022 and 2021, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt at September 30, 2022 approximated the carrying value of $9,000,000 and is considered to be a Level 2 input. The Company did not have any long-term debt at September 30, 2021. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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
Declining Loan

The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate on the Declining Loan at September 30, 2022 and 2021 was 6.20% and 3.10%, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow (as defined in the agreement) or $7,200,000, up to an aggregate prepayment amount of $18,000,000. The Company had borrowings outstanding of $9,000,000 on the Declining Loan at September 30, 2022 and no borrowings outstanding at September 30, 2021.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate at September 30, 2022 and 2021 was 6.00% and 3.00%, respectively. There were no borrowings

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
outstanding on the Revolving Credit Loan at September 30, 2022 and September 30, 2021. The Revolving Credit Loan is set to mature on February 28, 2023.

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

Long-term debt, as discussed above, consists of the amount drawn on the Declining Note of $9,000,000 at September 30, 2022 with no amounts due within one year.

The estimated maturities of long-term debt at September 30, 2022 are as follows:

October 1 2023 to September 30, 2024	—
October 1 2024 to September 30, 2025	1,219,364
October 1 2025 to September 30, 2026	1,651,220
October 1 2026 to September 30, 2027	1,756,553
October 1 2027 to September 30, 2028	1,868,610
Thereafter	2,504,253
Total long-term debt	$9,000,000

10. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. At September 30, 2022, the Company’s weighted average discount rate was 5%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2022, the weighted average remaining lease term was 2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities at September 30, 2022:

For the Fiscal Year Ending September 30,
2023	$3,842,130
2024	2,863,180
2025	444,380
Totals	7,149,690
Amount representing interest	(337,823)
Lease liabilities	$6,811,867

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
At September 30, 2022, the Company recorded operating lease costs of approximately $3,851,000 in cost of goods sold in the Company’s statement of operations. At September 30, 2021, the Company recorded operating lease costs of approximately $2,209,000 against ethanol revenue and $918,000 in cost of goods sold in the Company's statement of operations.

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 14 days to 7 days after shipment. In November 2012, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year. Effective November 18, 2018, the two companies amended the marketing agreement. The amendment added a renewal term to the initial agreement that extended the contract until November 30, 2022. It provided for the payment of the commission to Murex to be calculated on each net gallon of ethanol taken under the agreement. It modified how the cost of rail car shipments are charged to the Company, moving from a per gallon fee to requiring that the marketer provide a minimum 225 rail cars to the Company on a per car per month lease basis as described in Note 10. Finally, it reduced the delivery to payment period. On September 14, 2022, the Company executed an amendment to extend the term until December 31, 2024, subject to automatic renewals thereafter for one-year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the current term. The agreement may also be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. In addition, the amendment added a provision that allows the Company to terminate the agreement on 90 days prior written notice upon a "Material Change in Control". Upon termination of the agreement for any reason, the Company may be obligated to continue to deliver ethanol for a period of time to cover certain contractual commitments for which the Company gave prior written approval. The amendment also provides for certain adjustments to the purchase price for sales made to the marketer for its own account or for sales of exported ethanol. If this adjusted price can not be finalized at time of payment, the parties may agree upon a provisional price which shall be trued up later. The amendment will be effective on December 1, 2022.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Company management has estimated total costs to rehabilitate the cars at September 30, 2022, to be approximately $2,037,000. During the year ended September 30, 2022, the Company has recorded an expense in cost of goods totaling $317,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. The Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this account. During the years ended September 30, 2022 and 2021, no amounts were refunded to the Company and used to offset costs of capital expenditures.

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

In June 2021, the Company amended the agreement, to increase the price to $7.00 per ton subject to an annual 2% price increase. However, in the event of a take or pay shortfall, the price paid for the shortfall per ton is reduced by $1.00. The amendment also allows the Company to do anything it wishes with carbon dioxide gas it produces in excess of the quantity it is obligated to sell provided that if the Company sells to others in direct competition then the annual take or pay obligation shall be reduced accordingly and the agreement may be terminated. The initial term of the agreement continues until May 31, 2026, with automatic one-year renewal periods thereafter unless terminated by either party by providing at least six months written notice prior to the expiration of the term. In addition, after the three year anniversary of the effective date, the Company has certain rights to terminate upon the occurrence of a "Change of Control Event" or if the Company decides to sequester its carbon dioxide.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $50,000,000 including recent change orders, and be funded from operations and from our current credit facilities as amended. This project is expected to be completed by Fall of 2023.

Legal Proceedings and Contingencies

In February 2010, a lawsuit against the Company was filed by an unrelated party claiming the Company's operation of the oil separation system is a patent infringement. In connection with the lawsuit, in February 2010, the agreement for the construction and installation of the tricanter oil separation system was amended. In this amendment the manufacturer and installer of the tricanter oil separation system indemnifies the Company against all claims of infringement of patents, copyrights or other intellectual property rights from the Company's purchase and use of the tricanter oil system and agrees to defend the Company in the lawsuit filed at no expense to the Company. On October 23, 2014, the court granted summary judgment finding that all of the patents claimed were invalid and that the Company had not infringed. In addition, on September 15, 2016, the United States District Court granted summary judgment finding that the patents were invalid due to inequitable conduct before the US Patent and Trademark Office by the inventors and their attorneys. The rulings have since been affirmed on appeal and on February 22, 2021 the U.S. Supreme Court declined to review the decision. On March 3, 2022, the United States District Court ruled on attorney fees to be awarded to the defendants. A supplemental award of attorney fees was issued on August 10, 2022.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021
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
Insurance Recovery

The Company received insurance proceeds of approximately $556,000 from a loss on grain that was unusable. The loss was recorded during the year ended September 30, 2021 and the insurance proceeds were received during the year ended September 30, 2022.

12. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. Effective January 2022, the Company contributes 100% of employee contributions up to 5% of the eligible wages of each employee. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $147,000, $121,000 and $103,000 to the defined contribution plan during the years ended September 30, 2022, 2021 and 2020, respectively.

13. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the fiscal year ended September 30, 2022, ethanol sales averaged approximately 66% of total revenues and corn costs averaged 67% of total cost of goods sold.

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

Economic conditions for the ethanol industry have been favorable during fiscal year 2022. However, the military invasion of Ukraine by Russia in the second quarter of fiscal year 2022 and sanctions imposed by other countries as a result have created global economic uncertainty and contributed to increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. The economic impact of this war and the potential effects on the Company's operating and financial performance is currently unknown. Additionally, there have been economic indicators that the United States could be facing a possible recession which have primarily resulted from interest rate hikes by the Federal Reserve in an attempt to reduce inflation. The Company continues to monitor economic conditions that might affect our profitability. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce the ethanol production rate or even temporarily shut down ethanol production altogether.

On May 23, 2022, the Company received an award of approximately $7,652,000 from the United States Department of Agriculture ("USDA") under the Biofuel Producer Program. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. This award was unconditional and was recognized as a component of other income on the statement of operations during the year ended September 30, 2022.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Revenue:
Ethanol division	$451,720,815	$328,245,934	$211,573,718
Trading division	94,970,556	75,756,232	33,144,844
Total Revenue	$546,691,371	$404,002,166	$244,718,562

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Gross Profit:
Ethanol division	$82,638,679	$32,646,809	$3,562,929
Trading division	3,745,801	1,981,529	1,729,151
Total Gross Profit	$86,384,480	$34,628,338	$5,292,080

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Operating Income (Loss):
Ethanol division	$75,824,501	$26,736,720	$(1,941,363)
Trading division	2,476,829	712,557	460,179
Total Operating Income (Loss)	$78,301,330	$27,449,277	$(1,481,184)

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2022 and 2021

	September 30, 2022	September 30, 2021
Grain Inventories:
Ethanol division	$7,206,914	$2,995,914
Trading division	2,028,605	4,850,131
Total Grain Inventories	$9,235,519	$7,846,045

	September 30, 2022	September 30, 2021
Total Assets:
Ethanol division	$188,059,041	$142,760,396
Trading division	900,652	8,793,484
Total Assets	$188,955,828	$151,938,925

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2022
Revenues	$150,256,949	$133,972,682	$133,261,052	$129,200,688
Gross profit	34,918,608	10,151,570	28,653,656	12,660,646
Operating income	32,783,235	8,103,233	26,732,866	10,681,996
Net income	32,395,164	8,429,214	34,173,727	10,705,759
Basic and diluted earnings per unit	$2,218	$577	$2,340	$733

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2021
Revenues	$93,239,981	$97,911,947	$117,272,974	$95,577,264
Gross profit	529,355	8,762,330	9,607,941	15,728,712
Operating income (loss)	(1,283,302)	6,925,219	7,849,027	13,958,333
Net income (loss)	(1,055,854)	6,865,441	7,745,750	13,554,542
Basic and diluted earnings (loss) per unit	$(72)	$470	$530	$928

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended September 30, 2020
Revenues	$63,736,851	$67,278,692	$51,252,061	$62,450,958
Gross profit (loss)	2,988,044	(4,221,538)	1,657,936	4,867,638
Operating income (loss)	1,293,302	(6,147,899)	67,815	3,305,598
Net income (loss)	1,638,760	(6,200,182)	35,096	3,385,893
Basic and diluted earnings (loss) per unit	$112	$(424)	$2	$232

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

16.    EQUITY METHOD INVESTMENTS

The Company, through its wholly owned subsidiary, Cardinal One Carbon Holdings, LLC, owns a fifty percent interest in a limited partnership. That partnership was formed as a joint venture with another unrelated investor to investigate and pursue carbon dioxide capture and underground sequestration. The Company accounts for this investment using joint venture accounting and, therefore, under the equity method. Cardinal One Carbon Holdings, LLC was formed on June 22, 2022 to hold the partnership interest in the limited partnership and began its administrative operations on September 1, 2022.

The Company's policy related to investments in both common stock and in-substance common stock that give the Company the ability to exercise significant influence over the operating and financial polices of an entity in which it invests even though the Company holds 50% or less of the common stock or in-substance common stock (or both common and in-substance common stock) is to account for such investment under the equity method. The Company considers its financial position and results of operations in evaluating the extent of disclosures of the financial position and results of operations of an entity in which the Company invests.

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of $396,279 was reflected on the consolidated balance sheet as of September 30, 2022. A loss on equity method investment of $3,721 was reflected on the consolidated statement of operations for the year ended September 30, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Boulay PLLP (PCAOB ID #542) has been our independent auditor since the Company's inception and is the Company's independent auditor at the present time. We have had no disagreements with our auditor.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey L. Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

    Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
    (i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
    (ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
    (iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2022.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2022 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2023 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2022 fiscal year. This proxy statement is referred to in this report as the 2023 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

        The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is incorporated by reference from the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and consolidated financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Consolidated Financial Statements

The consolidated financial statements appear beginning at page 42 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.42	Eleventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective October 31, 2017	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 29, 2017
10.43	Twelfth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective January 29, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.44	Grain Loadout Facility Term Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.45	Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2018

10.46	Amendment No. 3 to Ethanol Purchase and Sale Agreement with Murex LLC dated July 27, 2018+	Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on November 21, 2018
10.47	Fourteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.48	Security Agreement and Assignment of Hedging Accounts with First National Bank of Omaha	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.49	Employee Bonus Plan, Amended and Restated for Fiscal Year 2019-2020	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on November 22, 2019
10.50	Amended and Restated Employment Agreement dated January 1, 2020	Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on January 23, 2020
10.51	Fifteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha	Exhibit 991. to the registrant's Form 8-K filed with the Commission on March 30, 2020
10.52	Second Amendment to Carbon Dioxide Purchase and Sale Agreement between Cardinal Ethanol, LLC and Air Products and Chemicals, Inc.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on November 18, 2020
10.53	Employee Bonus Plan, Amended and Restated for Fiscal Year 2020-2021	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on November 18, 2020
10.54	Sixteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 4, 2021
10.55	Seventeenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 5, 2021
10.56	Third Amendment to Carbon Dioxide Purchase and Sale Agreement with Air Products and Chemicals, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on June 16, 2021
10.57	Employee Bonus Plan, Amended and Restated for Fiscal Year 2021-2022	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on November 17, 2021
10.58	Equipment Purchase and Installation Agreement dated January 20, 2022*	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 25, 2022
10.59	Eighteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.60	Security Agreement with First National Bank of Omaha	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.61	Fourth Amended and Restated Declining Revolving Credit Note	Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.62	Guaranty - First National Bank of Omaha	Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on March 31, 2022

10.63	Fourth Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement		Exhibit 99.5 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.64	Fourth Amendment to Ethanol Purchase and Sale Agreement between Cardinal Ethanol and Murex, N.A., dated September 9, 2022*		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 16, 2022
10.65	Employee Bonus Plan, Amended and Restated for Fiscal Year 2022-2023	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Cardinal Ethanol, LLC and Subsidiaries' Annual Report for the Fiscal Year Ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021, (ii) Condensed Consolidated Statements of Operations for fiscal years ended September 30, 2022, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2022, 2021, and 2020, (iv) Consolidated Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).

(+)     Confidential Treatment Requested
(X)    Filed herewith
(*)    Confidential Treatment Redacted

(**)    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES

Date:	December 1, 2022	/s/ Jeffrey L. Painter
Jeffrey L. Painter
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 1, 2022	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 1, 2022	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	December 1, 2022	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	December 1, 2022	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	December 1, 2022	/s/ J. Phillip Zicht
J. Phillip Zicht, Director

Date:	December 1, 2022	/s/ Danny Huston
Danny Huston, Director

Date:	December 1, 2022	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	December 1, 2022	/s/ David M. Dersch, Jr.
David M. Dersch, Jr., Director

Date:	December 1, 2022
Steven J. Snider, Director

Date:	December 1, 2022
Cyril G. LeFevre, Director

Date:	December 1, 2022	/s/ Gerald Forsythe
Gerald Forsythe, Director

Date:	December 1, 2022
Robert Baker, Director

Date:	December 1, 2022	/s/ Lewis M. Roch III
Lewis M. Roch III, Director