Form 10-Q
period 2022-12-31
Cardinal Ethanol LLC
filed 2023-02-06
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2022.

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
☐ Yes     ☒ No

As of February 6, 2023, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	December 31, 2022	September 30, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$68,622,409	$53,937,943
Restricted cash	10,536,562	9,301,671
Investments in available-for-sale debt securities	10,795,752	—
Trade accounts receivable	16,265,923	12,511,601
Miscellaneous receivables	618,152	1,114,588
Inventories	36,263,785	23,370,767
Prepaid and other current assets	1,490,923	464,498
Futures and options derivatives	144,491	972,041
Forward purchase/sales derivatives	559,534	360,620
Total current assets	145,297,531	102,033,729

Property, Plant, and Equipment, Net	83,706,170	78,457,058

Other Assets
Operating lease right of use asset, net	6,012,992	6,808,992
Investments	1,424,943	1,656,049
Total other assets	7,437,935	8,465,041

Total Assets	$236,441,636	$188,955,828

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Due to broker	$180,419	$—
Accounts payable	3,192,405	4,426,732
Accounts payable - grain	46,715,405	12,335,894
Accrued expenses	3,260,712	3,897,364
Futures and options derivatives	2,670,754	2,669,433
Forward purchase/sales derivatives	228,911	507,408
Operating lease liability current	3,591,639	3,594,335
Total current liabilities	59,840,245	27,431,166

Long-Term Liabilities
Long-term debt	16,185,919	9,000,000
Operating lease long-term liabilities	2,439,008	3,217,532
Liability for railcar rehabilitation costs	2,111,013	2,036,638
Total long-term liabilities	20,735,940	14,254,170

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(7,706)	—
Retained earnings	84,960,944	76,358,279
Total members' equity	155,865,451	147,270,492

Total Liabilities and Members’ Equity	$236,441,636	$188,955,828

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2022	December 31, 2021

Revenues	$134,948,119	$150,256,949

Cost of Goods Sold	117,009,175	115,338,341

Gross Profit	17,938,944	34,918,608

Operating Expenses	2,272,604	2,135,373

Operating Income	15,666,340	32,783,235

Other Income (Expense)
Interest income	421,732	—
Miscellaneous income (expense)	48,699	(388,071)
Income (loss) on equity method investment	(231,106)	—
Total	239,325	(388,071)

Net Income	$15,905,665	$32,395,164

Weighted Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$1,089	$2,218

Distributions Per Unit	$500	$650

Unrealized loss on available-for-sale debt securities	(7,706)	—
Total comprehensive loss	(7,706)	—
Net Comprehensive Income	$15,897,959	$—

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021

Cash Flows from Operating Activities
Net income	$15,905,665	$32,395,164
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,881,483	2,862,894
Change in fair value of commodity derivative instruments	351,460	7,300,012
Accrued interest income	(48,794)	—
Non-cash lease expense	14,780	—
Loss from equity method investment	231,106	—
Change in operating assets and liabilities:
Trade accounts receivable	(3,754,322)	(932,046)
Miscellaneous receivables	496,436	(240,270)
Inventories	(12,893,018)	(4,975,650)
Prepaid and other current assets	(1,026,425)	(991,943)
Accounts payable	(926,821)	70,305
Accounts payable - grain	34,379,511	31,952,624
Accrued expenses	(606,738)	510,262
Liability for railcar rehabilitation costs	74,375	79,380
Due to broker	180,419	—
Net cash provided by operating activities	35,259,117	68,030,732

Cash Flows from Investing Activities
Payments for construction in progress	(8,468,015)	(136,773)
Purchases of investments in debt securities	(10,754,664)	—
Net cash used for investing activities	(19,222,679)	(136,773)

Cash Flows from Financing Activities
Distributions paid	(7,303,000)	(9,493,900)
Proceeds from long-term debt	7,185,919	—
Net cash used for financing activities	(117,081)	(9,493,900)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	15,919,357	58,400,059

Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	63,239,614	33,895,947

Cash, Cash Equivalents, and Restricted Cash – End of Period	$79,158,971	$92,296,006

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$68,622,409	$78,379,391
Restricted Cash - Balance Sheet	10,536,562	13,916,615
Cash, Cash Equivalents, and Restricted Cash	$79,158,971	$92,296,006

Supplemental Cash Flow Information
Interest paid	$131,741	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in progress included in accrued expenses and accounts payable	$5,720	$258
Construction period interest capitalized in property plant and equipment	$225,014	$—

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2021	$70,912,213	$53,825,365	$—	$124,737,578

Net Income	—	32,395,164	—	32,395,164

Member Distributions	—	(9,493,900)	—	(9,493,900)

Balance December 31, 2021	$70,912,213	$76,726,629	$—	$147,638,842

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net Income	—	15,905,665	—	15,905,665

Member Distributions	—	(7,303,000)	—	(7,303,000)

Unrealized loss on available-for-sale debt securities	—	—	(7,706)	(7,706)

Balance December 31, 2022	$70,912,213	$84,960,944	$(7,706)	$155,865,451

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements (the "financial statements") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2022, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the three months ended December 31, 2022 and 2021, the Company produced approximately 34,254,000 and 36,023,000 gallons of ethanol, respectively.

In addition, the Company procures, transports, and sells grain commodities through grain operations.

Basis of Accounting

The Company prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The financial statements include the operations, assets and liabilities of the Company. In the opinion of the Company's management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to fairly present the accompanying financial statements.

Principles of Consolidation

The accompanying financial statements include the accounts of Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc. and Cardinal One Carbon Holdings, LLC (collectively, the Company). Cardinal Ethanol Export Sales, Inc. is an Interest Charge Domestic to International Sales Company ("IC-DISC") designed to take advantage of certain tax incentives for export sales to other countries. Cardinal One Carbon Holdings, LLC was formed to hold the partnership interest for the investigation and pursuit of carbon dioxide capture and sequestration. All inter-company balances and transactions have been eliminated in consolidation.

Reportable Segments

Accounting Standard Codification (“ASC”) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.   Based on the related business nature and expected financial results criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
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

Investments in Available-for-Sale Debt Securities

The Company holds funds in a short-term investments in debt securities, such as U.S. treasury bills or treasury notes. As some of the investments in debt securities have an original maturity date greater than three months, these investments are classified as available-for-sale. The Company is holding these short-term investments until maturity or for sale in the event cash is needed. Unrealized gains and losses on the Company's investments classified as available-for-sale are recognized in other comprehensive income (loss) until realized.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Amounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2022 and September 30, 2022, the Company determined that an allowance for doubtful accounts was not necessary.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2022 and September 30, 2022. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company has various capital projects scheduled for the 2023 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the 190 condenser, rail siding, sieve vaporizer, cyber security, grain scales, spare parts storage, and other small miscellaneous projects. The Company has plans to install a high protein feed system, costing approximately $50,000,000, including recent change orders, and be funded from operations and from our current credit facilities as amended. Installation of the system commenced during the fourth quarter of our 2022 fiscal year. This project is expected to be completed by Fall of 2023.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the three months ended December 31, 2022 and 2021.

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investment is stated at the lower of cost or fair value and adjusted for non-cash patronage equities and cash equity redemptions received. Non-cash patronage dividends are recognized when received and included within revenue in the statements of operations.

The Company has also created certain subsidiaries to achieve some of its varying business interests that are not directly related to ethanol production or trading of grain. One has been formed as a corporation, while the other has been formed as a limited liability company (LLC) to hold interests in affiliated companies for carbon capture and underground sequestration (CCS). Through its LLC, the company owns a fifty percent interest in a joint venture which is accounted for as an equity method investment as described in detail in Note 12 - Equity Method Investments.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
The following tables disaggregate revenue by major source for the three months ended December 31, 2022 and 2021:

Three Months Ended December 31, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$86,311,246	$—	$86,311,246
Distillers grains	15,363,951	—	15,363,951
Corn Oil	8,029,640	—	8,029,640
Carbon Dioxide	121,094	—	121,094
Total revenues from contracts with customers	109,825,931	—	109,825,931

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	25,122,188	25,122,188
Total revenues from contracts accounted for as derivatives	—	25,122,188	25,122,188
Total Revenues	$109,825,931	$25,122,188	$134,948,119

Three Months Ended December 31, 2021 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$102,522,928	$—	$102,522,928
Distillers grains	13,766,898	—	13,766,898
Corn Oil	6,161,538	—	6,161,538
Carbon Dioxide	114,386	—	114,386
Other Revenue	24,475	49,325	73,800
Total revenues from contracts with customers	122,590,225	49,325	122,639,550

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	27,617,399	27,617,399
Total revenues from contracts accounted for as derivatives	—	27,617,399	27,617,399
Total Revenues	$122,590,225	$27,666,724	$150,256,949

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
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

3. CONCENTRATIONS

Two major customers accounted for approximately 92% and 82% of the outstanding accounts receivable balance at December 31, 2022 and September 30, 2022, respectively. These same two customers accounted for approximately 75% of revenue for the three months ended December 31, 2022 and 77% of revenue for the three months ended December 31, 2021.

4.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2022 (Unaudited)	September 30, 2022
Ethanol Division:
Raw materials	$17,257,233	$7,206,914
Work in progress	2,648,814	2,442,453
Finished goods	5,595,980	7,513,988
Spare parts	4,730,733	4,178,807
Ethanol Division Subtotal	$30,232,760	$21,342,162
Trading Division:
Grain inventory	$6,031,025	$2,028,605
Trading Division Subtotal	6,031,025	2,028,605
Total Inventories	$36,263,785	$23,370,767

The Company had a net realizable value write-down of $872,000 for ethanol inventory for the three months ended December 31, 2022. The Company did not have a net realizable value write down for ethanol inventory for the three months ended December 31, 2021.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2022, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2024 for approximately 11% of expected production needs for the next 15 months. Approximately 3% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and the Company has not recognized any impairment at December 31, 2022 and September 30, 2022. The Company has elected not to

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At December 31, 2022, the Ethanol Division had forward dried distiller grains sales contracts for approximately 45% of expected production for the next month at various fixed prices for delivery periods through January 2023. At December 31, 2022, the Company had forward corn oil contracts for approximately 143% of expected production for the next month at various fixed prices for delivery through January 2023. Additionally, at December 31, 2022, the Trading Division had forward soybean purchase contracts for approximately 18% of expected origination for various delivery periods through January 2024. Approximately 14% of the forward soybean purchases were with related parties.

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

At December 31, 2022, the Ethanol Division had a net short (selling) position of 11,345,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and other markets as of December 31, 2022 and are forecasted to settle for various delivery periods through March 2024. The Ethanol Division had a net short (selling) position of 12,180,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2023. The Ethanol Division had no open positions of soybean oil under derivative contracts as of December 31, 2022. Soybean oil derivatives are traded on the Chicago Board of Trade. At December 31, 2022, the Ethanol Division had a net long (buying) position of 400,000 mmbtus of natural gas under derivative contracts used to hedge its forward natural gas purchase contracts. These natural gas derivatives are traded on the New York Mercantile Exchange and other markets and are forecasted to settle for various delivery periods through March 2023. At December 31, 2022, the Trading Division had a net short (selling) position of 985,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2022, forecasted to settle for various delivery periods through January 2024. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2022:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$144,491	$—
Corn Futures and Options Contracts	Futures and Options Derivatives	$—	$1,775,982
Natural Gas Futures and Options Contracts	Futures and Options Derivatives	$—	$626,470
Soybean Futures and Options Contracts	Futures and Options Derivatives	$—	$268,302
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$559,534	$228,911

As of December 31, 2022, the Company had approximately $10,537,000 of cash collateral (restricted cash) related to ethanol, corn, natural gas, and soybean derivatives held by three brokers.

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

As of September 30, 2022, the Company had approximately $9,302,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by three brokers.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Corn Futures and Options Contracts	Cost of Goods Sold	$2,145,852	$(433,760)
Ethanol Futures and Options Contracts	Revenues	2,411,665	(16,008,798)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(776,052)	(39,039)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	(16,927)	153,970
Soybean Futures and Options Contracts	Cost of Goods Sold	(1,552,337)	(772,340)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	550,043	638,729
Totals		$2,762,244	$(16,461,238)

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(1,775,982)	$(1,775,982)	$(1,786,725)	$10,743	$—
Ethanol Futures and Options Contracts	$144,491	$144,491	$144,491	$—	$—
Natural Gas Futures and Options Contracts	$(626,470)	$(626,470)	(421,640)	$(204,830)	$—
Soybean Futures and Options Contracts	$(268,302)	$(268,302)	$(268,302)	$—	$—
Soybean Forward Purchase Contracts	$330,623	$330,623	$—	$330,623	$—
Soybean Inventory	$6,031,025	$6,031,025	$—	$6,031,025	$—
Accounts Payable	$13,337,455	$13,337,455	$—	$13,337,455	$—
Treasury Bills (classified as investments in available-for-sale debt securities)	$10,795,752	$10,795,752	$10,795,752	$—	$—
Treasury Bills (classified as cash equivalents)	$1,188,588	$1,188,588	$1,188,588	$—	$—

The Company's investments in available-for-sale debt securities consisted of Treasury Bills at December 31, 2022. The scheduled maturity date is May 25, 2023. Unrealized losses on these investments are included as accumulated other comprehensive loss in the statements of changes in members' equity. As of December 31, 2022, the unrealized holding losses total approximately $7,700.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(1,827,963)	$(1,827,963)	$(1,827,963)	$—	$—
Ethanol Futures and Options Contracts	$(841,470)	$(841,470)	$(841,470)	$—	$—
Soybean Futures and Options Contracts	$972,041	$972,041	$972,041	$—	$—
Soybean Forward Purchase Contracts	$(146,788)	$(146,788)	$—	$(146,788)	$—
Soybean Inventory	$2,028,605	$2,028,605	$—	$2,028,605	$—
Accounts Payable	$(4,379,251)	$(4,379,251)	$—	$(4,379,251)	$—
Treasury Bills (classified as cash equivalents)	$33,228,697	$33,228,697	$33,228,697	$—	$—

We determine the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

We determine the fair value of treasury bills utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data based on quoted market prices in active markets.

We determine the fair value of corn and soybean futures and options Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near December 31, 2022 and September 30, 2022.

Accounts payable is generally stated at historical amounts, with the exception of approximately $13,337,000 and $4,379,000 at December 31, 2022 and September 30, 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt to be the carrying value of $16,185,919 at December 31, 2022 and $9,000,000 at September 30, 2022. The Company considers this to be a Level 2 input. The fair value and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 7.45% and 6.20% at December 31, 2022 and September 30, 2022, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. The Company had borrowings outstanding of $16,185,919 and $9,000,000 on the Declining Loan at December 31, 2022 and September 30, 2022, respectively.

The Company has reached agreement with its lender to amend its loan agreement. The terms of the amendment increase the maximum availability of the Declining Loan from $36,000,000 to $39,000,000 and change the date at which the Declining Loan is expected to be converted to term debt to on or before May 1, 2024. The Company expects that the amendment will be executed in February 2023.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 7.25% and 6.00% at December 31, 2022 and September 30, 2022, respectively. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2022 and September 30, 2022. The Revolving Credit Loan is set to mature on February 28, 2023.

The Company has reached agreement with its lender to amend its loan agreement. The terms of the amendment extend the maturity date of the Revolving Credit Loan to February 28, 2024. The Company expects that the amendment will be executed in February 2023.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000. The Company had no borrowings on the Revolving Credit Loan as of December 31, 2022 and September 30, 2022.

The Company has reached agreement with its lender to amend its loan agreement. The terms of the amendment increase the capital expenditures covenant to $6,000,000 of expenditures per year without prior approval. The Company expects that the amendment will be executed in February 2023.

The estimated maturities of long-term debt at December 31, 2022 are as follows:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022

January 1, 2023 to December 31, 2023	$—
January 1, 2024 to December 31, 2024	1,761,977
January 1, 2025 to December 31, 2025	1,947,040
January 1, 2026 to December 31, 2026	2,097,151
January 1, 2027 to December 31, 2027	2,258,837
Thereafter	8,120,914
Total long-term debt	$16,185,919

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2022, the Company’s weighted average discount rate was 5.18%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. For the three months ended December 31, 2022, the weighted average remaining lease term was 1.74 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of December 31, 2022:

For the Fiscal Year Ending September 30,
2023	3,807,030
2024	2,496,340
Totals	6,303,370
Amount representing interest	(272,723)
Lease liabilities	$6,030,647

For the three months ended December 31, 2022, the Company recorded operating lease costs of approximately $944,000 in cost of goods sold in the Company’s statement of operations.

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

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 14 days to 7 days after shipment. In November 2012, the Company amended this agreement to extend

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year. Effective November 18, 2018, the two companies amended the marketing agreement. The amendment added a renewal term to the initial agreement that extended the contract until November 30, 2022. It provided for the payment of the commission to Murex to be calculated on each net gallon of ethanol taken under the agreement. It modified how the cost of rail car shipments are charged to the Company, moving from a per gallon fee to requiring that the marketer provide a minimum 225 rail cars to the Company on a per car per month lease basis as described in Note 8. Finally, it reduced the delivery to payment period. On September 14, 2022, the Company executed an amendment to extend the term until December 31, 2024, subject to automatic renewals thereafter for one-year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the current term. The agreement may also be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. In addition, the amendment added a provision that allows the Company to terminate the agreement on 90 days prior written notice upon a "Material Change in Control". Upon termination of the agreement for any reason, the Company may be obligated to continue to deliver ethanol for a period of time to cover certain contractual commitments for which the Company gave prior written approval. The amendment also provides for certain adjustments to the purchase price for sales made to the marketer for its own account or for sales of exported ethanol. If this adjusted price can not be finalized at time of payment, the parties may agree upon a provisional price which shall be trued up later. The amendment was effective on December 1, 2022.

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.

Company management has estimated total costs to rehabilitate the cars at December 31, 2022, to be approximately $2,111,000. During the three months ended December 31, 2022, the Company has recorded a corresponding expense in cost of goods sold of approximately $90,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and from our current credit facilities as amended. This project is expected to be completed by Fall of 2023.

10. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the three months ended December 31, 2022, ethanol sales averaged approximately 64% of total revenues and corn costs averaged 65% of total cost of goods sold.

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

Economic conditions for the ethanol industry were favorable during fiscal year 2022. However, the military invasion of Ukraine by Russia in the second quarter of fiscal year 2022 and sanctions imposed by other countries as a result have created global economic uncertainty and contributed to increased inflation, significant market disruptions and increased volatility in

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022
commodity prices such as corn, oil and natural gas. The economic impact of this war and the potential effects on the Company's operating and financial performance is currently unknown. Additionally, there have been economic indicators that the United States could be facing a possible recession which have primarily resulted in interest rate hikes by the Federal Reserve in an attempt to reduce inflation. The Company continues to monitor economic conditions that might affect our profitability. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce the ethanol production rate or even temporarily shut down ethanol production altogether.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended
	December 31, 2022	December 31, 2021
Revenue:	(unaudited)	(unaudited)
Ethanol division	$109,825,931	$122,590,225
Trading division	25,122,188	27,666,724
Total Revenue	$134,948,119	$150,256,949

	Three Months Ended
	December 31, 2022	December 31, 2021
Gross Profit:	(unaudited)	(unaudited)
Ethanol division	$17,571,180	$33,294,124
Trading division	367,764	1,624,484
Total Gross Profit	$17,938,944	$34,918,608

	Three Months Ended
	December 31, 2022	December 31, 2021
Operating Income:	(unaudited)	(unaudited)
Ethanol division	$15,615,819	$31,475,994
Trading division	50,521	1,307,241
Total Operating Income	$15,666,340	$32,783,235

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2022

	December 31, 2022	September 30, 2022
Grain Inventories:	(unaudited)
Ethanol division	$17,257,233	$7,206,914
Trading division	6,031,025	2,028,605
Total Grain Inventories	$23,288,258	$9,235,519

	December 31, 2022	September 30, 2022
Total Assets:	(unaudited)
Ethanol division	$233,605,504	$188,055,176
Trading division	2,836,132	900,652
Total Assets	$236,441,636	$188,955,828

12. EQUITY METHOD INVESTMENTS

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

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of approximately $165,000 was reflected on the balance sheet as of December 31, 2022 and approximately $396,000 was reflected on the balance sheet as of September 30, 2022. A loss on equity method investment of $231,106 was reflected on the statement of operations for the three months ended December 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2022, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated condensed financial statements (the "financial statements") and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

On September 14, 2022, we entered into Amendment No. 4 to the Ethanol Purchase and Sale Agreement with Murex, LLC (the "Murex Amendment"). The Murex Amendment amends the Ethanol Purchase and Sale Agreement dated December 18, 2006, as amended. The Murex Amendment was effective on December 1, 2022. Please refer to Item 1 - Financial Statements - Note 9 - Commitments and Contingencies for more information.

On November 15, 2022, our board of directors declared a cash distribution of $500 per membership unit to the holders of units of record at the close of business on November 15, 2022, for a total distribution of $7,303,000. The distribution was paid on November 18, 2022.

We have engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our plant (the "CCS Project"). On January 16, 2023, Cardinal One Carbon Holdings, LLC, a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. The LPA governs the rights, duties and responsibilities of the parties in connection with the ownership of the Limited Partnership. In addition, on the same date, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP entered into an Amended and Restated Limited Liability Company Agreement (the "LLCA") of One Carbon Partnership GP LLC (the "GP"). The purpose of the GP is to serve as the general partner of the Limited Partnership. The CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

We have reached agreement with First National Bank of Omaha to amend our loan agreement. The terms of the amendment increase the maximum availability on the Declining Loan from $36,000,000 to $39,000,000, change the date at which the Declining Loan is expected to be converted to term debt from on or before February 1, 2024 to May 1, 2024, extend the date that the Revolving Credit Loan matures from February 28, 2023 to February 28, 2024 and increase the capital expenditures loan covenant from $5,000,000 per year to $6,000,000 per year of expenditures without prior approval. We expect that the amendment will be executed in February 2023.

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

Results of Operations for the Three Months Ended December 31, 2022 and 2021

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three month ended December 31, 2022 and 2021:

	2022		2021
Statement of Operations Data	Amount	%	Amount	%
Revenue	$134,948,119	100.0	$150,256,949	100.0
Cost of Goods Sold	117,009,175	86.7	115,338,341	76.8
Gross Profit	17,938,944	13.3	34,918,608	23.2
Operating Expenses	2,272,604	1.7	2,135,373	1.4
Operating Income	15,666,340	11.6	32,783,235	21.8
Other Income (Expense)	239,325	0.2	(388,071)	(0.3)
Net Income	$15,905,665	11.8	$32,395,164	21.5

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the three months ended December 31, 2022 and 2021:

	2022		2021
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$109,825,931	81.4%	$122,590,225	81.6%
Trading division	25,122,188	18.6%	27,666,724	18.4%
Total Revenue	$134,948,119	100.0%	$150,256,949	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$86,311,246	78.6%	$102,522,928	83.6%
Distillers Grains	15,363,951	14.0	13,766,898	11.3
Corn Oil	8,029,640	7.3	6,161,538	5.0
Carbon Dioxide	121,094	0.1	114,386	0.1
Other Revenue	—	—	24,475	—
Total Revenues	$109,825,931	100.0%	$122,590,225	100.0%

    Ethanol

    Our revenues from ethanol decreased in the three months ended December 31, 2022 as compared to the the same period in 2021. This decrease in revenues is primarily the result of a decrease in the price per gallon of ethanol sold for the three months ended December 31, 2022 as compared to the same period in 2021. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended December 31, 2022 was approximately 6% lower than the average price per gallon of ethanol sold for the same period in 2021. Ethanol market prices have overall been lower due to a decrease in energy prices, including crude oil and gasoline prices, for the current period compared to the same period in 2021. In addition, industry-wide production in excess of demand has had a negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, shipping disruptions, inventory levels, and inflationary factors. If energy prices further decrease that would likely contribute to lower ethanol prices. Industry over-production due to a period of positive operating margins could also continue to have a negative effect on ethanol prices unless foreign or domestic demand reduce inventory levels. Domestic demand is typically lower in the winter months due to decreased driving.

    We experienced a decrease in ethanol gallons sold of approximately 10% for the three months ended December 31, 2022 as compared to the same period in 2021 resulting primarily from decreased ethanol production rates for the period due to scheduled maintenance resulting in down time at the plant. We are currently operating at a rate of approximately 137 million gallons annually.  We have installed an ethanol recovery system which we expect will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2023 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol produced. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the three months ended December 31, 2022 as compared to the same period in 2021. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended December 31, 2022 as compared to the same period in 2021.

    The average price per ton of distillers grains sold for the three months ended December 31, 2022 was approximately 20% higher than the average price per ton of distillers grains sold for the same period in 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices for the current period which resulted in end users seeking out distillers grains as the lower cost alternative. In addition, vomitoxin levels in some distillers grains produced by some plants in our region have reduced supply and allowed us to receive a premium on our distillers grains. Distillers grains ground from corn contaminated with vomitoxin can sicken livestock.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. In addition, persisting vomitoxin levels in distillers grains will likely have an effect on distillers grains prices until a new corn crop is harvested. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 7% less tons of distillers grains in the three months ended December 31, 2022 as compared to the same period in 2021 resulting primarily from lower ethanol production levels and a slightly lower yield for the period which resulted in decreased distillers grains production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the three months ended December 31, 2022 as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound for corn oil. The average price per pound of corn oil was approximately 35% higher for the three months ended December 31, 2022 as compared to the same period in 2021. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an industry increase in corn oil supply due to improved operating conditions. However, the extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices.

    We also sold approximately 3% less pounds of corn oil in the three months ended December 31, 2022 as compared to the same period in 2021 resulting primarily from lower ethanol production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2022 and 2021:

	2022		2021
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$25,122,188	100.0%	$27,617,399	99.8%
Other Revenue	—	—	49,325	0.2
Total Revenues	$25,122,188	100.0%	$27,666,724	100.0%

Soybeans

    During the three months ended December 31, 2022 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended December 31, 2022 as compared to the same period in 2021. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 20% for the three months ended December 31, 2022 as compared to the same period in 2021 the reduction was due to delayed timing of soybean sales in order to capture a more conducive market. The lower quantity sold was offset by an increase of 14% in the average price per bushel of soybeans sold for the three months ended December 31, 2022 as compared to the same period in 2021. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 84% for the three months ended December 31, 2022 as compared to approximately 73% for the same period in 2021. This increase in cost of goods sold as a percentage of revenues was the result of a weakened relationship between the prices of ethanol and corn, offset by increased natural gas costs for the three months ended December 31, 2022 as compared to the same period in 2021. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2022, we used approximately 6% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2021 due to lower ethanol production levels for the period. During the three months ended December 31, 2022, our average price paid per bushel of corn was approximately 16% higher as compared to the same period in 2021 due primarily to a smaller crop carryout in some areas from the 2022 harvest due to droughts. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine have contributed to higher corn prices during the period.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility due to a smaller corn crop will continue to have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended December 31, 2022 as compared to the same period in 2021. This increase in cost of natural gas for the three months ended December 31, 2022 as compared to the same period in 2021 was primarily the result of an increase in natural gas prices. Our average price per MMBTU of natural gas was approximately 20% higher during the three months ended December 31, 2022 due to increased demand, an increase in the price of crude oil and increased volatility in prices due to the Russian invasion of Ukraine. The increase in our cost of natural gas was partially offset by the use of approximately 6% less natural gas for the three months ended December 31, 2022 as compared to the same period in 2021 due to lower ethanol production for the period.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event or the Russian invasion of Ukraine could continue to have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended December 31, 2022, we have recorded an expense in cost of goods sold of approximately $90,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,111,000 at December 31, 2022.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2022 and 2021:

	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$24,754,424	98.5%	$26,042,240	94.1%
Total Cost of Goods Sold	$24,754,424	98.5%	$26,042,240	94.1%

Soybeans

    During the three months ended December 31, 2022, our cost was primarily the procurement of soybeans sold. During the three months ended December 31, 2022, our average price paid per bushel of soybeans was approximately 13% higher as compared to the same period in 2021 due to concerns over a smaller carryout of soybean inventory from the 2022 harvest. We also purchased approximately 34% less bushels of soybeans in the three months ended December 31, 2022 compared to 2021 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 2% and 1% for the three months ended December 31, 2022 and 2021, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased somewhat for the three months ended December 31, 2022 compared to the same period in 2021. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the three months ended December 31, 2022 was approximately 12% of revenues as compared to 22% of revenues for the same period in 2021. The decrease for the three months ended December 31, 2022 was primarily the result of weakened ethanol to corn margins.
Other Income (Expense)

    Our other income was approximately 0.2% of revenues for the three months ended December 31, 2022 as compared to other expense of approximately (0.3)% of revenues for the three months ended December 31, 2021. Our other income consisted primarily of the interest income received during the three months ended December 31, 2022.

Changes in Financial Condition for the Three Months Ended December 31, 2022

    The following table highlights the changes in our financial condition:

	December 31, 2022 (Unaudited)	September 30, 2022
Current Assets	$145,297,531	$102,033,729
Long Term Assets	$91,144,105	$86,922,099
Current Liabilities	$59,840,245	$27,431,166
Long-Term Liabilities	$20,735,940	$14,254,170
Members' Equity	$155,865,451	$147,270,492

    We experienced an increase in our current assets at December 31, 2022 as compared to September 30, 2022. This increase was primarily driven by an increase in cash, investments, inventory, and receivables at December 31, 2022 as compared to September 30, 2022. Increased profit margins during fiscal year 2022 and into the three months ended December 31, 2022 improved cash balances which in turn allowed us to invest in securities available for sale.

    We experienced an increase in our long term assets at December 31, 2022 as compared to September 30, 2022. Fluctuation was largely attributed to additional capital projects during the three months ended December 31, 2022 as compared to September 30, 2022.

    We experienced an increase in our total current liabilities at December 31, 2022 as compared to September 30, 2022. This increase was primarily due to an increase in our accounts payable grain because our farmer producers deferred more bushels for payment until January 2023 at December 31, 2022 compared to September 30, 2022.

    We experienced an increase in our long-term liabilities as of December 31, 2022 as compared to September 30, 2022 primarily as a result of increased borrowing for capital expenditures.

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

The following table shows cash flows for the three months ended December 31, 2022 and 2021:

	2022	2021
Net cash provided by operating activities	$35,259,117	$68,030,732
Net cash used for investing activities	(19,222,679)	(136,773)
Net cash used for financing activities	(117,081)	(9,493,900)
Net increase in Cash, Cash Equivalents, and Restricted Cash	15,919,357	58,400,059
Cash, Cash Equivalents, and Restricted Cash, beginning of period	63,239,614	33,895,947
Cash, Cash Equivalents, and Restricted Cash, end of period	$79,158,971	$92,296,006

Cash Flow provided by Operating Activities

We experienced a decrease in our cash flow from operating activities for the three months ended December 31, 2022 as compared to the same period in 2021. This decrease was primarily due to weakened margins on our primary products for the three months ended December 31, 2022 as compared to the same period in 2021.

Cash Flow used for Investing Activities

We used more cash in investing activities for the three months ended December 31, 2022 as compared to the same period in 2021. This increase was primarily the result of increased amounts paid for construction in progress coupled with an increase in purchase of investments in debt securities during the three months ended December 31, 2022 as compared with the same period in 2021.

Cash Flow used for Financing Activities

We used less cash for financing activities for the three months ended December 31, 2022 as compared to the same period in 2021. This decrease was primarily the result of borrowings for capital projects offset by payments in the form of distributions to our investors during the three months ended December 31, 2022.

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
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 7.45% and 6.20% at December 31, 2022 and September 30, 2022, respectively. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the

Declining Loan is expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were borrowings outstanding of approximately $16,186,000 and $9,000,000 on the Declining Loan at December 31, 2022 and September 30, 2022, respectively.

We have reached agreement with our lender to amend our loan agreement. The terms of the amendment increase the maximum availability of the Declining Loan from $36,000,000 to $39,000,000 and change the date at which the Declining Loan is expected to be converted to term debt to on or before May 1, 2024. We expect that the amendment will be executed in February 2023.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 7.25% and 6.00% at December 31, 2022 and September 30, 2022, respectively. There were no borrowings outstanding at December 31, 2022 and September 30, 2022. The Revolving Credit Loan is set to mature on February 28, 2023.

We have reached agreement with our lender to amend our loan agreement. The terms of the amendment extend the maturity date of the Revolving Credit Loan to February 28, 2024. We expect that the amendment will be executed in February 2023.

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

We have reached agreement with our lender to amend our loan agreement. The terms of the amendment increase the capital expenditures covenant to $6,000,000 of expenditures per year without prior approval. We expect that the amendment will be executed in February 2023.

We are complying with our financial covenants and the other terms of our loan agreements at December 31, 2022. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.

Capital Improvements

    We are planning various capital projects scheduled for the 2023 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the 190 condenser, rail siding, sieve vaporizer, cyber security, grain scales, spare parts storage, and other small miscellaneous projects which are expected to cost approximately $5,000,000 and be funded from operations and our current credit facilities as amended.

We have also engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. Installation of the system commenced during the fourth quarter of our 2022 fiscal year. This project is expected to be completed by Fall of 2023.

CCS Project

We engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our plant (the "CCS Project"). We performed an initial study and assessment of the technical and economic feasibility of the CCS Project and optimal commercial structure.

On January 16, 2023, Cardinal One Carbon Holdings, LLC, our wholly owned subsidiary, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. Cardinal One Carbon Holdings, LLC owns a 50% limited partnership interest in the Limited Partnership. The LPA contemplates that Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP will make capital contributions to fund the Project and receive distributions in accordance with their respective ownership interests. As of January 31, 2023, Cardinal One Carbon Holdings, LLC has made capital contributions of $1,750,000 to the LP. It is currently expected that the Project will require Cardinal One Carbon Holdings, LLC to invest up to $20,000,000 to reach commercial operations.

In addition, on the same date, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP entered into an Amended and Restated Limited Liability Company Agreement (the "LLCA") of One Carbon Partnership GP LLC (the "GP"). The purpose of the GP is to serve as the general partner of the Limited Partnership. Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP each own 50% of the GP and have the right to appoint three directors to the board of directors of the GP. Such directors may only be removed or replaced by the member that appointed them. Actions taken by the board of directors must be approved by a majority of the directors. Vault CCS Holdings LP or its affiliate will be responsible for management of construction of the Project and day-to-day operations. Certain material actions require approval by the board of directors of the GP.

We have also taken certain steps towards implementing the CCS Project including filing the application for the necessary permitting and acquiring rights from landowners that will be needed in order to complete the CCS Project. In addition, we have granted rights to the joint venture including a surface easement and a lease of pore space below the surface of our property for use in sequestration if the CCS Project is successful. The CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2022.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were borrowings in the amount of approximately $16,186,000 outstanding on the Declining Loan and the applicable interest rate was 7.45% at December 31, 2022. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2022. The specifics of the Declining Loan and Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect of such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2022, would be approximately $120,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Corn Derivative Contracts	$2,145,852	$(433,760)
Ethanol Derivative Contracts	2,411,665	(16,008,798)
Natural Gas Derivative Contracts	(776,052)	(39,039)
Soybean Oil Derivative Contracts	(16,927)	153,970
Soybean Derivative Contracts	(1,552,337)	(772,340)
Soybean Forward Purchase and Sales Contracts	550,043	638,729
Totals	$2,762,244	$(16,461,238)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of December 31, 2022 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from December 31, 2022. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2022	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$967,000
Ethanol	138,000,000	Gallons	10%	$31,602,000
Corn	46,800,000	Bushels	10%	$27,761,000
DDGs	324,000	Tons	10%	$7,322,000
Corn Oil	43,980,000	Pounds	10%	$2,627,000
Soybeans - Sale	5,000,000	Bushels	10%	$7,188,000
Soybeans - Purchase	5,000,000	Bushels	10%	$5,839,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2022.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our first quarter ended of our 2023 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CARDINAL ETHANOL, LLC

Date:	February 6, 2023	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2023	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)