Form 10-Q
period 2023-03-31
Cardinal Ethanol LLC
filed 2023-05-11
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023

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
☐ Yes     ☒ No

As of May 11, 2023, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	March 31, 2023	September 30, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$30,118,147	$53,937,943
Restricted cash	7,316,839	9,301,671
Investments in available-for-sale debt securities	10,925,541	—
Investments in held-to-maturity debt securities	586,393	—
Trade accounts receivable	17,934,064	12,511,601
Miscellaneous receivables	475,628	1,114,588
Inventories	46,727,835	23,370,767
Prepaid and other current assets	1,082,930	464,498
Futures and options derivatives	1,212,602	972,041
Forward purchase/sales derivatives	125,797	360,620
Total current assets	116,505,776	102,033,729

Property, Plant, and Equipment, Net	79,219,512	78,457,058

Other Assets
Operating lease right of use asset, net	4,865,787	6,808,992
Investments	2,834,927	1,656,049
Total other assets	7,700,714	8,465,041

Total Assets	$203,426,002	$188,955,828

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Due to broker	$356,704	$—
Accounts payable	2,478,510	4,426,732
Accounts payable - grain	12,011,909	12,335,894
Accrued expenses	2,313,090	3,897,364
Accrued distributions	2,750,000	—
Futures and options derivatives	866,759	2,669,433
Forward purchase/sales derivatives	90,844	507,408
Operating lease liability current	3,194,939	3,594,335
Total current liabilities	24,062,755	27,431,166

Long-Term Liabilities
Long-term debt	16,185,919	9,000,000
Operating lease long-term liabilities	1,690,064	3,217,532
Liability for railcar rehabilitation costs	2,192,323	2,036,638
Total long-term liabilities	20,068,306	14,254,170

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive income	98	—
Retained earnings	88,382,630	76,358,279
Total members' equity	159,294,941	147,270,492

Total Liabilities and Members’ Equity	$203,426,002	$188,955,828

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenues	$130,771,456	$133,972,682	$265,719,575	$284,229,631

Cost of Goods Sold	115,334,588	123,821,112	232,343,763	239,159,453

Gross Profit	15,436,868	10,151,570	33,375,812	45,070,178

Operating Expenses	2,354,767	2,048,337	4,627,371	4,183,710

Operating Income	13,082,101	8,103,233	28,748,441	40,886,468

Other Income (Expense)
Interest income (expense)	451,165	(100)	872,897	(100)
Miscellaneous income (expense)	37,298	326,081	85,997	(61,990)
Income (loss) on equity method investment	(95,878)	—	(326,984)	—
Total	392,585	325,981	631,910	(62,090)

Net Income	$13,474,686	$8,429,214	$29,380,351	$40,824,378

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$923	$577	$2,012	$2,795

Distributions Per Unit	$500	$1,500	$1,000	$2,150

Unrealized gain on available-for-sale debt securities	7,804	—	98	—
Total comprehensive income	7,804	—	98	—
Net Comprehensive Income	$13,482,490	$8,429,214	$29,380,449	$40,824,378

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities
Net income	$29,380,351	$40,824,378
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,765,691	5,707,494
Change in fair value of commodity derivative instruments	(2,224,976)	1,480,566
Non-cash dividend income	(155,862)	—
Accrued interest income	(171,368)	—
Non-cash lease expense	16,341	—
Loss from equity method investment	326,984	—
Change in operating assets and liabilities:
Trade accounts receivable	(5,422,463)	(7,599,417)
Miscellaneous receivables	638,960	(323,725)
Inventories	(23,357,068)	(19,864,763)
Prepaid and other current assets	(618,432)	(675,312)
Accounts payable	(1,711,116)	659,039
Accounts payable - grain	(323,985)	(3,743,031)
Accrued expenses	(1,657,079)	(728,526)
Liability for railcar rehabilitation costs	155,685	130,613
Due to broker	356,704	—
Net cash provided by operating activities	998,367	15,867,316

Cash Flows from Investing Activities
Payments for construction in progress	(9,642,446)	(9,564,559)
Purchases of investments in debt securities	(11,340,468)	—
Investment in Cardinal One Carbon Holdings, LLC	(1,350,000)	—
Net cash used for investing activities	(22,332,914)	(9,564,559)

Cash Flows from Financing Activities
Checks written in excess of bank balances	—	5,109,245
Distributions paid	(14,606,000)	(31,402,900)
Proceeds from revolving credit loan	21,968,768	9,841,117
Payments on revolving credit loan	(21,968,768)	(9,841,117)
Proceeds from economic development fund	2,950,000	—
Proceeds from long-term debt	7,185,919	—
Net cash used for financing activities	(4,470,081)	(26,293,655)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(25,804,628)	(19,990,898)

Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	63,239,614	33,895,947

Cash, Cash Equivalents, and Restricted Cash – End of Period	$37,434,986	$13,905,049

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$30,118,147	$1,059,422
Restricted Cash - Balance Sheet	7,316,839	12,845,627
Cash, Cash Equivalents, and Restricted Cash	$37,434,986	$13,905,049

Supplemental Cash Flow Information
Interest paid	$435,611	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in progress included in accrued expenses and accounts payable	$178,839	$28,608
Construction period interest capitalized in property plant and equipment	$511,395	$—
Accrued Distributions	$2,750,000	$—

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2021	$70,912,213	$53,825,365	$—	$124,737,578

Net Income	—	32,395,164	—	32,395,164

Member Distributions	—	(9,493,900)	—	(9,493,900)

Balance December 31, 2021	$70,912,213	$76,726,629	$—	$147,638,842

Net Income	—	8,429,214		8,429,214

Member Distributions		(21,909,000)	—	(21,909,000)

Balance March 31, 2022	$70,912,213	$63,246,843	$—	$134,159,056

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net Income	—	15,905,665	—	15,905,665

Member Distributions	—	(7,303,000)	—	(7,303,000)

Unrealized loss on available-for-sale debt securities	—	—	(7,706)	(7,706)

Balance December 31, 2022	$70,912,213	$84,960,944	$(7,706)	$155,865,451

Net Income	—	13,474,686	—	13,474,686

Member Distributions	—	(10,053,000)	—	(10,053,000)

Unrealized gain on available-for-sale debt securities	—	—	7,804	7,804

Balance March 31, 2023	$70,912,213	$88,382,630	$98	$159,294,941

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the six months ended March 31, 2023 and 2022, the Company produced approximately 69,568,000 and 69,832,000 gallons of ethanol, respectively.

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
March 31, 2023
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

Cash and Cash Equivalents

The Company maintains its accounts primarily at three financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase, except for those amounts that are held in the investment portfolio for long-term investment. At March 31, 2023, cash equivalents were approximately $8,975,000 and consisted of investments in treasury bills. At September 30, 2022, cash equivalents were approximately $33,229,000 and consisted of investments in treasury bills.

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

Investments in Available-for-Sale Debt Securities

The Company holds funds in short-term investments in debt securities, such as U.S. treasury bills or treasury notes. As some of the investments in debt securities have an original maturity date greater than three months, these investments are classified as available-for-sale. The Company is holding these short-term investments until maturity or for sale in the event cash is needed. Unrealized gains and losses on the Company's investments classified as available-for-sale are recognized in other comprehensive income (loss) until realized.

Investments in Held-to-Maturity Debt Securities

The Company holds funds in short-term investments in debt securities, such as U.S. treasury bills or treasury notes. Some of the investments in debt securities have an original maturity date greater than three months and are being held until maturity in the hedge accounts as collateral for initial margin requirements, these investments are classified as held-to-maturity. The Company has the ability and intent to hold until maturity and the classification was determined at the time of purchase. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. The difference between the carrying value, which is based on cost, and the aggregate fair value of the held-to-maturity securities,

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
was immaterial as of March 31, 2023. At March 31, 2023, the Company had approximately $586,000 of short-term investments.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customer' financial condition and, generally, requires no collateral. We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are included as a component of operating expenses in the Consolidated Statements of Operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. At March 31, 2023 and September 30, 2022, the Company determined that an allowance for credit losses was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2023 and September 30, 2022. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the six months ended March 31, 2023 and 2022.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

Passthrough Entity Tax

The Company records Indiana passthrough entity tax in accordance with ASC 740 and has elected to account for the payments as an equity transaction through member distributions. At March 31, 2023, accrued distributions for Indiana pass through entity tax was $2,750,000. The Company subsequently paid $2,300,000 for 2022 taxes in April 2023.

Economic Development Fund

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money paid towards property tax is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. The Company does not have title to or control over the funds in the acquisition account.

On February 14, 2023, the Company received $2,950,000 from the Commission. The Company has elected to account for this transaction under the International Accounting Standard (IAS) No. 20 Accounting for Government Grants and Disclosure of Government Assistance as the U.S. Accounting Standards Codification (U.S. GAAP) does not contain explicit guidance. The Company reported this transaction in the consolidated statement of cash flows as proceeds from the economic development fund, and in the consolidated condensed balance sheet as a reduction of payments for construction in progress.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

Recently Adopted Accounting Pronouncement

Effective October 1, 2021, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets. The adoption of the guidance did not have a material impact on the Company's financial statements.
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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time.

The following tables disaggregate revenue by major source for the three and six months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$79,548,471	$—	$79,548,471
Distillers grains	18,221,222	—	18,221,222
Corn Oil	7,736,636	—	7,736,636
Carbon Dioxide	113,641	—	113,641
Other Revenue	273,192	—	273,192
Total revenues from contracts with customers	105,893,162	—	105,893,162

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	24,878,294	24,878,294
Total revenues from contracts accounted for as derivatives	—	24,878,294	24,878,294
Total Revenues	$105,893,162	$24,878,294	$130,771,456

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023

Six Months Ended March 31, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$165,859,716	$—	$165,859,716
Distillers' grains	33,585,173	—	33,585,173
Corn Oil	15,766,277	—	15,766,277
Carbon Dioxide	234,735	—	234,735
Other Revenue	273,192	—	273,192
Total revenues from contracts with customers	215,719,093	—	215,719,093

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	50,000,482	50,000,482
Total revenues from contracts accounted for as derivatives	—	50,000,482	50,000,482
Total Revenues	$215,719,093	$50,000,482	$265,719,575

Three Months Ended March 31, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$85,298,042	$—	$85,298,042
Distillers grains	15,421,874	—	15,421,874
Corn Oil	6,218,759	—	6,218,759
Carbon Dioxide	112,209	—	112,209
Other Revenue	14,950	38,256	53,206
Total revenues from contracts with customers	107,065,834	38,256	107,104,090

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	26,868,592	26,868,592
Total revenues from contracts accounted for as derivatives	—	26,868,592	26,868,592
Total Revenues	$107,065,834	$26,906,848	$133,972,682

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
Six Months Ended March 31, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$187,820,970	$—	$187,820,970
Distillers grains	29,188,772	—	29,188,772
Corn Oil	12,380,297	—	12,380,297
Carbon Dioxide	226,595	—	226,595
Other Revenue	39,425	87,581	127,006
Total revenues from contracts with customers	229,656,059	87,581	229,743,640

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and other grains	—	54,485,991	54,485,991
Total revenues from contracts accounted for as derivatives	—	54,485,991	54,485,991
Total Revenues	$229,656,059	$54,573,572	$284,229,631

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

3. CONCENTRATIONS

Two major customers accounted for approximately 94% and 82% of the outstanding accounts receivable balance at March 31, 2023 and September 30, 2022, respectively. These same two customers accounted for approximately 75% of revenue for the six months ended March 31, 2023 and 76% of revenue for the six months ended March 31, 2022.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
4.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2023 (Unaudited)	September 30, 2022
Ethanol Division:
Raw materials	$25,218,083	$7,206,914
Work in progress	2,573,929	2,442,453
Finished goods	4,790,334	7,513,988
Spare parts	4,694,303	4,178,807
Ethanol Division Subtotal	$37,276,649	$21,342,162
Trading Division:
Grain inventory	$9,451,186	$2,028,605
Trading Division Subtotal	9,451,186	2,028,605
Total Inventories	$46,727,835	$23,370,767

The Company had a net realizable value write-down of $872,000 for ethanol inventory for the six months ended March 31, 2023. The Company had a net realizable value write-down of $531,000 for ethanol inventory for the six months ended March 31, 2022.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2023, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through March 2024 for approximately 9% of expected production needs for the next 12 months. Approximately 4% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and the Company has not recognized any impairment at March 31, 2023 and September 30, 2022. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At March 31, 2023, the Ethanol Division had forward dried distiller grains sales contracts for approximately 98% of expected production for the next month at various fixed prices for delivery periods through April 2023. At March 31, 2023, the Company had forward corn oil contracts for approximately 86% of expected production for the next month at various fixed prices for delivery through April 2023. Additionally, at March 31, 2023, the Trading Division had forward soybean purchase contracts for approximately 6% of expected origination for various delivery periods through March 2024. Approximately 17% of the forward soybean purchases were with related parties.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

At March 31, 2023, the Ethanol Division had a net short (selling) position of 4,535,282 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and other markets as of March 31, 2023 and are forecasted to settle for various delivery periods through May 2024. The Ethanol Division had a net short (selling) position of 16,590,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2023. The Ethanol Division had a net long (buying) position of 1,053,654 pounds of soybean oil under derivative contracts as of March 31, 2023. These soybean oil derivatives are traded on the Chicago Board of Trade and are forecasted to settled through July 2023. At March 31, 2023, the Ethanol Division had a net long (buying) position of 996,585 mmbtus of natural gas under derivative contracts used to hedge its forward natural gas purchase contracts. These natural gas derivatives are traded on the New York Mercantile Exchange and other markets and are forecasted to settle for various delivery periods through March 2024. At March 31, 2023, the Trading Division had a net short (selling) position of 815,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2023, forecasted to settle for various delivery periods through January 2024. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2023:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$973,341	$—
Corn Futures and Options Contracts	Futures and Options Derivatives	$—	$543,467
Soybean Oil Futures and Options Contracts	Futures and Options Derivatives	$—	$60,859
Natural Gas Futures and Options Contracts	Futures and Options Derivatives	$—	$262,433
Soybean Futures and Options Contracts	Futures and Options Derivatives	$239,261	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$125,797	$90,844

As of March 31, 2023, the Company had approximately $7,317,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, natural gas, and soybean derivatives held by three brokers.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Corn Futures and Options Contracts	Cost of Goods Sold	$5,295,581	$7,441,433	$(16,454,637)	$(16,888,397)
Ethanol Futures and Options Contracts	Revenues	828,850	5,159,457	6,097,538	(9,911,259)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(1,517,137)	(2,293,188)	—	(39,039)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	(60,859)	(77,786)	(69,641)	84,329
Soybean Futures and Options Contracts	Cost of Goods Sold	398,834	(1,153,503)	(3,232,493)	(4,004,833)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(263,080)	286,963	754,753	1,393,482
Totals		$4,682,189	$9,363,376	$(12,904,480)	$(29,365,717)

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(543,467)	$(543,467)	$(484,300)	$(59,167)	$—
Ethanol Futures and Options Contracts	$973,341	$973,341	$973,341	$—	$—
Soybean Oil Futures and Options Contracts	$(60,859)	$(60,859)	$(60,859)	$—	$—
Natural Gas Futures and Options Contracts	$(262,433)	$(262,433)	—	$(262,433)	$—
Soybean Futures and Options Contracts	$239,261	$239,261	$239,261	$—	$—
Soybean Forward Purchase Contracts	$34,953	$34,953	$—	$34,953	$—
Soybean Inventory	$9,451,186	$9,451,186	$—	$9,451,186	$—
Accounts Payable	$9,603,239	$9,603,239	$—	$9,603,239	$—
Treasury Bills (classified as investments in available-for-sale debt securities)	$10,925,541	$10,925,541	$10,925,541	$—	$—
The Company's investments in available-for-sale debt securities consisted of Treasury Bills at March 31, 2023. The scheduled maturity date is May 25, 2023. Unrealized gains (losses) on these investments are included as accumulated other comprehensive income (loss) in the statements of changes in members' equity. As of March 31, 2023, the net unrealized holding gains total approximately $100.
The following table summarized the Company's held-to-maturity securities at amortized cost as of March 31, 2023:

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury Note	$586,393	$113	$—	$586,506
Total	$586,393	$113	$—	$586,506
The Company had no classified as held-to-maturity investment securities at September 30, 2022.
The fair value of the Company's held-to-maturity debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly and are classified as level 2 fair value instruments.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near March 31, 2023 and September 30, 2022.

Accounts payable is generally stated at historical amounts, with the exception of approximately $9,603,000 and $4,379,000 at March 31, 2023 and September 30, 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt to be the carrying value of approximately $16,186,000 at March 31, 2023 and $9,000,000 at September 30, 2022. The Company considers this to be a Level 2 input. The fair value and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 7.95% and 6.20% at March 31, 2023 and September 30, 2022, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. The Company had borrowings outstanding of approximately $16,186,000 and $9,000,000 on the Declining Loan at March 31, 2023 and September 30, 2022, respectively.

On February 21, 2023, the Company amended its loan agreement to increase the maximum availability on the Declining Loan from $36,000,000 to $39,000,000 and extend the date at which the Declining Loan is expected to be converted to term debt to on or before May 1, 2024.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 7.75% and 6.00% at March 31, 2023 and September 30, 2022, respectively. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2023 and September 30, 2022. The Revolving Credit Loan was set to mature on February 28, 2023.

On February 21, 2023, the Company amended its loan agreement to extend the maturity date of the Revolving Credit Loan to February 28, 2024.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $5,000,000 of expenditures per year without prior approval. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000. The Company had no borrowings on the Revolving Credit Loan as of March 31, 2023 and September 30, 2022.

On February 21, 2023, the Company amended its loan agreement to increase the capital expenditures covenant to $6,000,000 of expenditures per year without prior approval.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
The estimated maturities of long-term debt at March 31, 2023 are as follows:

April 1, 2023 to March 31, 2024	$—
April 1, 2024 to March 31, 2025	1,766,192
April 1, 2025 to March 31, 2026	1,953,469
April 1, 2026 to March 31, 2027	2,114,556
April 1, 2027 to March 31, 2028	2,288,926
Thereafter	8,062,776
Total long-term debt	$16,185,919

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. As of March 31, 2023, the Company’s weighted average discount rate was 5.45%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. As of March 31, 2023, the weighted average remaining lease term was 1.51 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of March 31, 2023:

For the Fiscal Year Ending September 30,
2024	$3,366,280
2025	1,719,120
Totals	5,085,400
Amount representing interest	(200,397)
Lease liabilities	$4,885,003

For the six months ended March 31, 2023, the Company recorded operating lease costs of approximately $1,930,000 in cost of goods sold in the Company’s statement of operations. Cash paid for the operating leases was approximately $1,916,000 for the six months ended March 31, 2023.

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
March 31, 2023
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

Company management has estimated total costs to rehabilitate the cars at March 31, 2023, to be approximately $2,192,000. During the six months ended March 31, 2023, the Company has recorded a corresponding expense in cost of goods sold of approximately $180,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

10. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the six months ended March 31, 2023, ethanol sales averaged approximately 62% of total revenues and corn costs averaged 65% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023
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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$105,893,162	$107,065,834	$215,719,093	$229,656,059
Trading division	24,878,294	26,906,848	50,000,482	54,573,572
Total Revenue	$130,771,456	$133,972,682	$265,719,575	$284,229,631

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$14,380,601	$9,345,531	$31,951,781	$42,639,655
Trading division	1,056,267	806,039	1,424,031	2,430,523
Total Gross Profit	$15,436,868	$10,151,570	$33,375,812	$45,070,178

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$12,343,077	$7,614,437	$27,958,896	$39,090,431
Trading division	739,024	488,796	789,545	1,796,037
Total Operating Income	$13,082,101	$8,103,233	$28,748,441	$40,886,468

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2023

	March 31, 2023	September 30, 2022
Grain Inventories:	(unaudited)
Ethanol division	$25,218,083	$7,206,914
Trading division	9,451,186	2,028,605
Total Grain Inventories	$34,669,269	$9,235,519

	March 31, 2023	September 30, 2022
Total Assets:	(unaudited)
Ethanol division	$197,685,158	$188,055,176
Trading division	5,740,844	900,652
Total Assets	$203,426,002	$188,955,828

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

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of approximately $1,419,000 was reflected on the balance sheet as of March 31, 2023 and approximately $396,000 was reflected on the balance sheet as of September 30, 2022. Losses on equity method investment of approximately $95,900 and $327,000 were reflected on the statement of operations for the three months and six months ended March 31, 2023, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended March 31, 2023, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated condensed financial statements (the "financial statements") and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

On February 21, 2023, our board of directors declared a cash distribution of $500 per membership unit to the holders of units of record at the close of business on February 21, 2023, for a total distribution of $7,303,000. The distribution was paid on March 7, 2023.

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At March 31, 2023, accrued distributions for passthrough entity tax was $2,750,000. We subsequently paid $2,300,000 for 2022 taxes in April 2023.

On February 21, 2023, we executed a Nineteenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha (the "Bank"), which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The Amendment increases the maximum availability on the Declining Revolving Credit Loan from $36,000,000 to $39,000,000 and extends the date at which the principal balance of the Declining Revolving Credit Loan is expected to be converted to term debt from February 1, 2024 to May 1, 2024. The Amendment also extends the date that the Revolving Credit Loan matures from February 28, 2023 to February 28, 2024 and increases the capital expenditures loan covenant from $5,000,000 per year to $6,000,000 per year of expenditures without prior approval from the Bank. In connection with the Amendment, we executed a Fifth Amended and

Restated Declining Revolving Credit Note and a Fifth Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. The financing is secured by a mortgage on our real property and a security interest in all other assets, both tangible and intangible.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended March 31, 2023 and 2022:

	2023		2022
Statement of Operations Data	Amount	%	Amount	%
Revenue	$130,771,456	100.0	$133,972,682	100.0
Cost of Goods Sold	115,334,588	88.2	123,821,112	92.4
Gross Profit	15,436,868	11.8	10,151,570	7.6
Operating Expenses	2,354,767	1.8	2,048,337	1.5
Operating Income	13,082,101	10.0	8,103,233	6.1
Other Income (Expense)	392,585	0.3	325,981	0.2
Net Income	$13,474,686	10.3	$8,429,214	6.3

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the three months ended March 31, 2023 and 2022:

	2023		2022
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$105,893,162	81.0%	$107,065,834	79.9%
Trading division	24,878,294	19.0%	26,906,848	20.1%
Total Revenue	$130,771,456	100.0%	$133,972,682	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$79,548,471	75.1%	$85,298,042	79.7%
Distillers Grains	18,221,222	17.2	15,421,874	14.4
Corn Oil	7,736,636	7.3	6,218,759	5.8
Carbon Dioxide	113,641	0.1	112,209	0.1
Other Revenue	273,192	0.3	14,950	—
Total Revenues	$105,893,162	100.0%	$107,065,834	100.0%

    Ethanol

    Our revenues from ethanol decreased in the three months ended March 31, 2023 as compared to the the same period in 2022. This decrease in revenues is primarily the result of a decrease in the price per gallon of ethanol sold for the three months ended March 31, 2023 as compared to the same period in 2022. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended March 31, 2023 was approximately 8% lower than the average price per gallon of ethanol sold for the same period in 2022. Ethanol market prices have overall been lower due to a decrease in energy prices, including crude oil and gasoline prices, for the current period compared to the same period in 2022. In addition, industry-wide production in excess of demand has had a negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, inventory levels, global economics and inflationary factors. If energy prices further decrease that would likely contribute to lower ethanol prices. Industry over-production due to a period of positive operating margins could also continue to have a negative effect on ethanol prices. An increase in export demand due to the weakening of the dollar and increased domestic demand due to increased driving in the spring and summer months could have a positive effect on ethanol prices. In addition, industry-wide seasonal maintenance shutdowns could reduce ethanol production levels contributing to an increase in ethanol prices.

    We experienced an increase in ethanol gallons sold of approximately 2% for the three months ended March 31, 2023 as compared to the same period in 2022 resulting primarily from increased ethanol production rates for the period due to increased efficiencies. We are currently operating at a rate of approximately 138 million gallons annually.  We have installed an ethanol recovery system which we expect will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2023 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol produced. In addition, management continues to monitor economic conditions carefully.

If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the three months ended March 31, 2023 as compared to the same period in 2022. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended March 31, 2023 as compared to the same period in 2022.

    The average price per ton of distillers grains sold for the three months ended March 31, 2023 was approximately 15% higher than the average price per ton of distillers grains sold for the same period in 2022. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices for the current period which resulted in end users seeking out distillers grains as the lower cost alternative. In addition, vomitoxin levels in some distillers grains produced by some plants in our region have reduced supply and allowed us to receive a premium on our distillers grains. Distillers grains ground from corn contaminated with vomitoxin can sicken livestock.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. Persisting vomitoxin levels in distillers grains will likely continue to have an effect on distillers grains prices until a new corn crop is harvested. As the seasons become warmer and dryer, we could experience some decline in prices as cattle feeders turn more to grazing their herds. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 2% more tons of distillers grains in the three months ended March 31, 2023 as compared to the same period in 2022 resulting primarily from increased ethanol production levels and a slightly higher yield for the period which resulted in increased distillers grains production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the three months ended March 31, 2023 as compared to the same period in 2022 which was mainly the result of an increase in the average price per pound for corn oil. The average price per pound of corn oil was approximately 11% higher for the three months ended March 31, 2023 as compared to the same period in 2022. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and that oil also competes with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could continue to have a negative effect on corn oil prices.

    We also sold approximately 12% more pounds of corn oil in the three months ended March 31, 2023 as compared to the same period in 2022 resulting primarily from higher ethanol production and an increased yield for the period which resulted in higher corn oil production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$24,878,294	100.0%	$26,868,592	99.9%
Other Revenue	—	—	38,256	0.1
Total Revenues	$24,878,294	100.0%	$26,906,848	100.0%

Soybeans

    During the three months ended March 31, 2023 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended March 31, 2023 as compared to the same period in 2022. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 7% for the three months ended March 31, 2023 as compared to the same period in 2022. The reduction was due to delayed timing of soybean sales in order to capture a more conducive selling market. The average price per bushel of soybeans sold for the three months ended March 31, 2023 remained consistent as compared to the same period in 2022. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 86% for the three months ended March 31, 2023 as compared to approximately 91% for the same period in 2022. This decrease in cost of goods sold as a percentage of revenues was the result of a strengthened relationship between the prices of ethanol and corn, partially offset by increased natural gas costs for the three months ended March 31, 2023 as compared to the same period in 2022. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2023, we used approximately 4% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2022 due to higher ethanol production levels for the period. During the three months ended March 31, 2023, our average price paid per bushel of corn was approximately 9% lower as compared to the same period in 2022 due primarily to a weakened basis in the Eastern Corn Belt. Corn prices have continued to trend higher due to global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine have contributed to higher corn prices during the period.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility due to a smaller corn crop will continue to have a negative effect on our operating margins throughout the planting season unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended March 31, 2023 as compared to the same period in 2022. This increase in cost of natural gas for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily the result of hedging losses during the period. Our average price per MMBTU of natural gas, excluding hedging losses, was approximately 19% lower during the three months ended March 31, 2023 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. The use of natural gas for the three months ended March 31, 2023 remained consistent as compared to the same period in 2022.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended March 31, 2023, we have recorded an expense in cost of goods sold of approximately $90,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,192,000 at March 31, 2023.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2023 and 2022:

	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$23,822,026	95.8%	$26,100,809	97.0%
Total Cost of Goods Sold	$23,822,026	95.8%	$26,100,809	97.0%

Soybeans

    During the three months ended March 31, 2023, our cost was primarily the procurement of soybeans sold. During the three months ended March 31, 2023, our average price paid per bushel of soybeans was approximately 2% higher as compared to the same period in 2022 due to concerns over a smaller carryout of soybean inventory from the 2022 harvest and an increase in exports. We also purchased approximately 27% less bushels of soybeans in the three months ended March 31, 2023 compared to 2022 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 1.8% and 1.5% for the three months ended March 31, 2023 and 2022, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased somewhat for the three months ended March 31, 2023 compared to the same period in 2022. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the three months ended March 31, 2023 was approximately 10% of revenues as compared to 6% of revenues for the same period in 2022. The increase for the three months ended March 31, 2023 was primarily the result of strengthened ethanol to corn margins.
Other Income (Expense)

    Our other income was approximately 0.3% and 0.2% of revenues for the three months ended March 31, 2023 and 2022, respectively. Our other income consisted primarily of the interest income received during the three months ended March 31, 2023.

Results of Operations for the Six Months Ended March 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2023 and 2022:

	2023		2022
Statement of Operations Data	Amount	%	Amount	%
Revenue	$265,719,575	100.0	$284,229,631	100.0
Cost of Goods Sold	232,343,763	87.4	239,159,453	84.1
Gross Profit	33,375,812	12.6	45,070,178	15.9
Operating Expenses	4,627,371	1.7	4,183,710	1.5
Operating Income	28,748,441	10.8	40,886,468	14.4
Other Income (Expense)	631,910	0.2	(62,090)	(0.02)
Net Income	$29,380,351	11.0	$40,824,378	14.4

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the six months ended March 31, 2023 and 2022:

	2023		2022
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$215,719,093	81.2%	$229,656,059	80.8%
Trading division	50,000,482	18.8	54,573,572	19.2
Total Revenue	$265,719,575	100.0%	$284,229,631	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$165,859,716	76.9%	$187,820,970	81.8%
Distillers Grains	33,585,173	15.6	29,188,772	12.7
Corn Oil	15,766,277	7.3	12,380,297	5.4
Carbon Dioxide	234,735	0.1	226,595	0.1
Other Revenue	273,192	0.1	39,425	—
Total Revenues	$215,719,093	100.0%	$229,656,059	100.0%

    Ethanol

    Our revenues from ethanol decreased in the six months ended March 31, 2023 as compared to the the same period in 2022. This decrease in revenues is primarily the result of a decrease in the price per gallon of ethanol sold for the six months ended March 31, 2023 as compared to the same period in 2022. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the six months ended March 31, 2023 was approximately 8% lower than the average price per gallon of ethanol sold for the same period in 2022. Ethanol market prices have overall been lower due to a decrease in energy prices, including crude oil and gasoline prices, for the current period compared to the same period in 2022. In addition, industry-wide production in excess of demand has had a negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, inventory levels, global economics and inflationary factors. If energy prices further decrease that would likely contribute to lower ethanol prices. Industry over-production due to a period of positive operating margins could also continue to have a negative effect on ethanol prices. An increase in export demand due to the weakening of the dollar and increased domestic demand due to increased driving in the spring and summer months could have a positive effect on ethanol prices. In addition, industry-wide seasonal maintenance shutdowns could reduce ethanol production levels contributing to an increase in ethanol prices.

    We experienced a decrease in ethanol gallons sold of approximately 4% for the six months ended March 31, 2023 as compared to the same period in 2022 resulting primarily from decreased ethanol production rates for the period due to scheduled maintenance resulting in down time at the plant towards the beginning of the current period. We are currently operating at a rate of approximately 138 million gallons annually.  We have installed an ethanol recovery system which we expect will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2023 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol produced. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the six months ended March 31, 2023 as compared to the same period in 2022. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended March 31, 2023 as compared to the same period in 2022.

    The average price per ton of distillers grains sold for the six months ended March 31, 2023 was approximately 18% higher than the average price per ton of distillers grains sold for the same period in 2022. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices for the current period which resulted in end users seeking out distillers grains as the lower cost alternative. In addition, vomitoxin levels in some distillers grains produced by some plants in our region have reduced supply and allowed us to receive a premium on our distillers grains. Distillers grains ground from corn contaminated with vomitoxin can sicken livestock.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. Persistent vomitoxin levels in distillers grains will likely have an effect on distillers grains prices until a new corn crop is harvested. Seasonal grazing by cattle growers may also affect prices during the warmer months. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 3% less tons of distillers grains in the six months ended March 31, 2023 as compared to the same period in 2022 resulting primarily from lower ethanol production levels and a slightly lower yield for the period which resulted in decreased distillers grains production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the six months ended March 31, 2023 as compared to the same period in 2022 which was mainly the result of an increase in the average price per pound for corn oil. The average price per pound of corn oil was approximately 22% higher for the six months ended March 31, 2023 as compared to the same period in 2022. Higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and corn oil also competes with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could continue to have a negative effect on corn oil prices.

We also sold approximately 4% more pounds of corn oil in the six months ended March 31, 2023 as compared to the same period in 2022 resulting primarily an increased yield resulting in higher corn oil production for the period. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$50,000,482	100.0%	$54,485,991	99.8%
Other Revenue	—	—	87,581	0.2
Total Revenues	$50,000,482	100.0%	$54,573,572	100.0%

Soybeans

    During the six months ended March 31, 2023 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the six months ended March 31, 2023 as compared to the same period in 2022. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 14% for the six months ended March 31, 2023 as compared to the same period in 2022 the reduction was due to delayed timing of soybean sales in order to capture a more conducive market. The lower quantity sold was offset by a 7% higher in the average price per bushel of soybeans sold for the six months ended March 31, 2023 as compared to the same period in 2022. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 85% for the six months ended March 31, 2023 as compared to approximately 81% for the same period in 2022. This increase in cost of goods sold as a percentage of revenues was the result of a weakened relationship between the prices of ethanol and corn, offset by increased natural gas costs for the six months ended March 31, 2023 as compared to the same period in 2022. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2023, we used approximately 1% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2022 due to lower ethanol production levels for the period. During the six months ended March 31, 2023, our average price paid per bushel of corn was approximately 2% higher as compared to the same period in 2022 due primarily to a smaller crop carryout in some areas from the 2022 harvest due to droughts and a weakened basis in the Eastern Corn Belt. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine have contributed to higher corn prices during the period.
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

Natural Gas

    Our natural gas cost after hedging was higher during the six months ended March 31, 2023 as compared to the same period in 2022. This increase in cost of natural gas for the six months ended March 31, 2023 as compared to the same period in

2022 was primarily the result of hedging losses during the period. In addition our average price per MMBTU of natural gas was approximately 1% higher during the six months ended March 31, 2023 due to increased demand, an increase in the price of crude oil and volatility in prices towards the beginning of the current period. The increase in our cost of natural gas was partially offset by the use of approximately 3% less natural gas for the six months ended March 31, 2023 as compared to the same period in 2022 due to lower ethanol production and increased efficiencies during the period.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the six months ended March 31, 2023, we have recorded an expense in cost of goods sold of approximately $180,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,192,000 at March 31, 2023.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2023 and 2022:

	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$48,576,451	97.2%	$52,143,049	95.5%
Total Cost of Goods Sold	$48,576,451	97.2%	$52,143,049	95.5%

Soybeans

    During the six months ended March 31, 2023, our cost was primarily the procurement of soybeans sold. During the six months ended March 31, 2023, our average price paid per bushel of soybeans was approximately 7% higher as compared to the same period in 2022 due to concerns over a smaller carryout of soybean inventory from the 2022 harvest and an increase in exports towards the end of the current period. We also purchased approximately 31% less bushels of soybeans in the six months ended March 31, 2023 compared to 2022 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 1.7% and 1.5% for the six months ended March 31, 2023 and 2022, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased somewhat for the six months ended March 31, 2023 compared to the same period in 2022. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the six months ended March 31, 2023 was approximately 11% of revenues as compared to 14% of revenues for the same period in 2022. The decrease for the six months ended March 31, 2023 was primarily the result of weakened ethanol to corn margins.
Other Income (Expense)

    Our other income was approximately 0.2% of revenues for the six months ended March 31, 2023 as compared to other expense of approximately 0.02% of revenues for the six months ended March 31, 2022. Our other income consisted primarily of the interest income received during the six months ended March 31, 2023.

Changes in Financial Condition for the Six Months Ended March 31, 2023

    The following table highlights the changes in our financial condition:

	March 31, 2023 (Unaudited)	September 30, 2022
Current Assets	$116,505,776	$102,033,729
Long Term Assets	$86,920,226	$86,922,099
Current Liabilities	$24,062,755	$27,431,166
Long-Term Liabilities	$20,068,306	$14,254,170
Members' Equity	$159,294,941	$147,270,492

    We experienced an increase in our current assets at March 31, 2023 as compared to September 30, 2022. This increase was primarily driven by an increase in investments, inventory, and receivables at March 31, 2023 as compared to September 30, 2022. Increased profit margins during fiscal year 2022 and into the three months ended March 31, 2023 improved cash balances which in turn allowed us to invest in securities available for sale.

    We experienced a decrease in our long term assets at March 31, 2023 as compared to September 30, 2022. The decrease is attributed to the reduction in the operating lease right of use asset, offset by additional capital projects.

    We experienced a decrease in our total current liabilities at March 31, 2023 as compared to September 30, 2022. This decrease was primarily due to an decrease in our accounts payable, accrued expenses, and hedging positions at March 31, 2023 compared to September 30, 2022.

    We experienced an increase in our long-term liabilities as of March 31, 2023 as compared to September 30, 2022 primarily as a result of increased borrowing for capital expenditures.

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

The following table shows cash flows for the six months ended March 31, 2023 and 2022:

	2023	2022
Net cash provided by operating activities	$998,367	$15,867,316
Net cash used for investing activities	(22,332,914)	(9,564,559)
Net cash used for financing activities	(4,470,081)	(26,293,655)
Net increase in Cash, Cash Equivalents, and Restricted Cash	(25,804,628)	(19,990,898)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	63,239,614	33,895,947
Cash, Cash Equivalents, and Restricted Cash, end of period	$37,434,986	$13,905,049

Cash Flow provided by Operating Activities

We experienced a decrease in our cash flow from operating activities for the six months ended March 31, 2023 as compared to the same period in 2022. This decrease was primarily due to weakened margins on our primary products for the six months ended March 31, 2023 as compared to the same period in 2022.

Cash Flow used for Investing Activities

We used more cash in investing activities for the six months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily the result of an increase in purchase of investments in debt securities during the six months ended March 31, 2023 as compared with the same period in 2022.

Cash Flow used for Financing Activities

We used less cash for financing activities for the six months ended March 31, 2023 as compared to the same period in 2022. This decrease was primarily the result of more proceeds received from long-term debt for capital projects during the six months ended March 31, 2023 that remained outstanding. The decrease was partially offset by payments in the form of distributions to our investors during the six months ended March 31, 2023.

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

Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $36,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 7.95% and 6.20% at March 31, 2023 and September 30, 2022, respectively. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before February 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were borrowings outstanding of approximately $16,186,000 and $9,000,000 on the Declining Loan at March 31, 2023 and September 30, 2022, respectively.

On February 21, 2023, we amended our loan agreement to increase the maximum availability on the Declining Loan from $36,000,000 to $39,000,000 and extend the date at which the principal balance of the Declining Loan is expected to be converted to term debt from February 1, 2024 to May 1, 2024.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 7.75% and 6.00% at March 31, 2023 and September 30, 2022, respectively. There were no borrowings outstanding at March 31, 2023 and September 30, 2022. The Revolving Credit Loan was set to mature on February 28, 2023.

On February 21, 2023, we amended our loan agreement to extend the date that the Revolving Credit Loan matures from February 28, 2023 to February 28, 2024.

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

On February 21, 2023, we amended our loan agreement to increase the capital expenditures covenant from $5,000,000 to $6,000,000 of expenditures per year without prior approval.

We are complying with our financial covenants and the other terms of our loan agreements at March 31, 2023. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

Passthrough Entity Tax

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At March 31, 2023, accrued distributions for passthrough entity tax was $2,750,000. We subsequently paid $2,300,000 for 2022 taxes in April 2023.

Development Agreement

    In September 2007, we entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money we pay toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. We do not have title to or control over the funds in the acquisition account.

On February 14, 2023, the Company received $2,950,000 from the Commission. The Company has elected to account for this transaction under the International Accounting Standard (IAS) No. 20 Accounting for Government Grants and Disclosure of Government Assistance as the U.S. Accounting Standards Codification (U.S. GAAP) does not contain explicit guidance. The Company recorded this transaction in the consolidated statement of cash flows as proceeds from the economic development fund, and in the consolidated condensed balance sheet as a reduction of payments for construction in progress.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2023.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were borrowings in the amount of approximately $16,186,000 outstanding on the Declining Loan and the applicable interest rate was 7.95% at March 31, 2023. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2023. The specifics of the Declining Loan and Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect of such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2023, would be approximately $130,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Corn Derivative Contracts	$5,295,581	$7,441,433	$(16,454,637)	$(16,888,397)
Ethanol Derivative Contracts	828,850	5,159,457	6,097,538	(9,911,259)
Natural Gas Derivative Contracts	(1,517,137)	(2,293,188)	—	(39,039)
Soybean Oil Derivative Contracts	(60,859)	(77,786)	(69,641)	84,329
Soybean Derivative Contracts	398,834	(1,153,503)	(3,232,493)	(4,004,833)
Soybean Forward Purchase and Sales Contracts	(263,080)	286,963	754,753	1,393,482
Totals	$4,682,189	$9,363,376	$(12,904,480)	$(29,365,717)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of March 31, 2023 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from March 31, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2023	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$480,000
Ethanol	138,000,000	Gallons	10%	$33,051,000
Corn	46,800,000	Bushels	10%	$27,055,000
DDGs	324,000	Tons	10%	$4,362,000
Corn Oil	43,980,000	Pounds	10%	$1,931,000
Soybeans - Sale	5,000,000	Bushels	10%	$7,009,000
Soybeans - Purchase	5,000,000	Bushels	10%	$5,959,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our second quarter ended of our 2023 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CARDINAL ETHANOL, LLC

Date:	May 11, 2023	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2023	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)