Form 10-Q
period 2023-06-30
Cardinal Ethanol LLC
filed 2023-08-04
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2023

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
☐ Yes     ☒ No

As of August 4, 2023, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	June 30, 2023	September 30, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$38,223,438	$53,937,943
Restricted cash	12,735,645	9,301,671
Investments in available-for-sale debt securities	17,199,082	—
Investments in held-to-maturity debt securities	593,097	—
Trade accounts receivable	19,898,097	12,511,601
Miscellaneous receivables	707,473	1,114,588
Inventories	27,167,282	23,370,767
Prepaid and other current assets	705,866	464,498
Futures and options derivatives	1,972,529	972,041
Forward purchase/sales derivatives	62,253	360,620
Total current assets	119,264,762	102,033,729

Property, Plant, and Equipment, Net	87,880,519	78,457,058

Other Assets
Operating lease right of use asset, net	3,883,504	6,808,992
Investments	4,377,741	1,656,049
Total other assets	8,261,245	8,465,041

Total Assets	$215,406,526	$188,955,828

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Disbursements in excess of bank balance	$1,809,784	$—
Due to broker	2,636,855	$—
Accounts payable	3,195,447	4,426,732
Accounts payable - grain	11,485,851	12,335,894
Accrued expenses	2,089,674	3,897,364
Accrued distributions	1,100,000	—
Futures and options derivatives	6,397,885	2,669,433
Forward purchase/sales derivatives	53,018	507,408
Operating lease liability current	2,868,626	3,594,335
Current maturities of long-term debt	277,624	—
Total current liabilities	31,914,764	27,431,166

Long-Term Liabilities
Long-term debt, net of current maturities	25,496,988	9,000,000
Operating lease long-term liabilities	1,034,488	3,217,532
Liability for railcar rehabilitation costs	2,275,143	2,036,638
Total long-term liabilities	28,806,619	14,254,170

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(14,015)	—
Retained earnings	83,786,945	76,358,279
Total members' equity	154,685,143	147,270,492

Total Liabilities and Members’ Equity	$215,406,526	$188,955,828
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$119,046,572	$133,261,052	$384,766,147	$417,490,683

Cost of Goods Sold	103,128,982	104,607,396	335,472,745	343,766,849

Gross Profit	15,917,590	28,653,656	49,293,402	73,723,834

Operating Expenses	2,494,927	1,920,790	7,122,298	6,104,500

Operating Income	13,422,663	26,732,866	42,171,104	67,619,334

Other Income (Expense)
Interest income (expense)	904,327	(3,893)	1,777,225	(3,993)
Miscellaneous income (expense)	(12,692)	7,444,754	73,304	7,382,764
Loss on equity method investment	(23,588)	—	(350,572)	—
Total	868,047	7,440,861	1,499,957	7,378,771

Net Income	$14,290,710	$34,173,727	$43,671,061	$74,998,105

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$978	$2,340	$2,990	$5,135

Distributions Per Unit	$1,250	$675	$2,250	$2,825

Unrealized loss on available-for-sale debt securities	(14,113)	—	(14,015)	—
Total comprehensive loss	(14,113)	—	(14,015)	—
Net Comprehensive Income	$14,276,597	$34,173,727	$43,657,046	$74,998,105

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022

Cash Flows from Operating Activities
Net income	$43,671,061	$74,998,105
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,632,278	8,502,992
Change in fair value of commodity derivative instruments	2,571,941	(6,108,119)
Non-cash dividend income	(122,264)	—
Earnings on non-cash debt securities	(318,429)	—
Non-cash lease expense	16,735	—
Loss from equity method investment	350,572	—
Change in operating assets and liabilities:
Trade accounts receivable	(7,386,496)	(11,237,817)
Miscellaneous receivables	407,115	(169,617)
Inventories	(3,796,515)	(11,750,076)
Prepaid and other current assets	(241,368)	(359,227)
Disbursements in excess of bank balance	1,809,784	—
Due to broker	2,636,855	104,311
Accounts payable	(1,110,571)	804,714
Accounts payable - grain	(850,043)	631,993
Accrued expenses	(1,868,762)	(188,965)
Liability for railcar rehabilitation costs	238,505	215,857
Net cash provided by operating activities	44,640,398	55,444,151

Cash Flows from Investing Activities
Maturities of Investments in Debt Securities	11,000,000	—
Payments for construction in progress	(21,065,381)	(9,728,816)
Purchases of investments in debt securities	(28,487,765)	—
Investment in Cardinal One Carbon Holdings, LLC	(2,950,000)	—
Net cash used for investing activities	(41,503,146)	(9,728,816)

Cash Flows from Financing Activities
Distributions paid	(35,142,395)	(41,261,950)
Proceeds from revolving credit loan	44,381,156	9,841,117
Payments on revolving credit loan	(44,381,156)	(9,841,117)
Proceeds from economic development fund	2,950,000	—
Proceeds from long-term debt	16,774,612	—
Net cash used for financing activities	(15,417,783)	(41,261,950)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(12,280,531)	4,453,385

Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	63,239,614	33,895,947

Cash, Cash Equivalents, and Restricted Cash – End of Period	$50,959,083	$38,349,332

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$38,223,438	$29,929,343
Restricted Cash - Balance Sheet	12,735,645	8,419,989
Cash, Cash Equivalents, and Restricted Cash	$50,959,083	$38,349,332

Supplemental Cash Flow Information
Interest paid	$820,582	$3,993

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in progress included in accrued expenses and accounts payable	$283,498	$19,580
Construction period interest capitalized in property plant and equipment	$610,069	$—

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2021	$70,912,213	$53,825,365	$—	$124,737,578

Net Income	—	32,395,164	—	32,395,164

Member Distributions	—	(9,493,900)	—	(9,493,900)

Balance December 31, 2021	$70,912,213	$76,726,629	$—	$147,638,842

Net Income	—	8,429,214		8,429,214

Member Distributions		(21,909,000)	—	(21,909,000)

Balance March 31, 2022	$70,912,213	$63,246,843	$—	$134,159,056

Net Income	—	34,173,727	$—	34,173,727

Member Distributions	—	(9,859,050)	—	(9,859,050)

Balance June 30, 2022	$70,912,213	$87,561,520	$—	$158,473,733

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net Income	—	15,905,665	—	15,905,665

Member Distributions	—	(7,303,000)	—	(7,303,000)

Unrealized loss on available-for-sale debt securities	—	—	(7,706)	(7,706)

Balance December 31, 2022	$70,912,213	$84,960,944	$(7,706)	$155,865,451

Net Income	—	13,474,686	—	13,474,686

Member Distributions	—	(10,053,000)	—	(10,053,000)

Unrealized gain on available-for-sale debt securities	—	—	7,804	7,804

Balance March 31, 2023	$70,912,213	$88,382,630	$98	$159,294,941

Net Income	—	14,290,710	—	14,290,710

Member Distributions	—	(18,886,395)	—	(18,886,395)

Unrealized loss on available-for-sale debt securities	—	—	(14,113)	(14,113)

Balance June 30, 2023	$70,912,213	$83,786,945	$(14,015)	$154,685,143

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
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

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the nine months ended June 30, 2023 and 2022, the Company produced approximately 103,276,000 and 101,534,000 gallons of ethanol, respectively.

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
June 30, 2023
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

Cash and Cash Equivalents

The Company maintains its accounts primarily at three financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase, except for those amounts that are held in the investment portfolio for long-term investment. At June 30, 2023, cash equivalents were approximately $37,102,000 and consisted of investments in treasury bills. At September 30, 2022, cash equivalents were approximately $33,229,000 and consisted of investments in treasury bills.

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

Investments in Held-to-Maturity Debt Securities

The Company holds funds in short-term investments in debt securities, such as U.S. treasury bills or treasury notes. Some of the investments in debt securities have an original maturity date greater than three months and are being held until maturity in the hedge accounts as collateral for initial margin requirements, these investments are classified as held-to-maturity. The Company has the ability and intent to hold until maturity and the classification was determined at the time of purchase. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. The

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
difference between the carrying value, which is based on cost, and the aggregate fair value of the held-to-maturity securities, was immaterial as of June 30, 2023. At June 30, 2023, the Company had approximately $593,000 of short-term investments.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are included as a component of operating expenses in the Consolidated Statements of Operations. The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. At June 30, 2023 and September 30, 2022, the Company determined that an allowance for credit losses was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2023 and September 30, 2022. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the nine months ended June 30, 2023 and 2022.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
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

Passthrough Entity Tax

The Company records Indiana passthrough entity tax in accordance with ASC 740 and has elected to account for the payments as an equity transaction through member distributions. At June 30, 2023, accrued distributions for Indiana pass through entity tax was $1,100,000. The Company paid approximately $2,279,000 for 2022 taxes during the nine months ended June 30, 2023.

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contracts primarily consist of agreements with marketing companies and other customers as described below. The Company's performance obligations consist of the delivery of ethanol, distillers grains, corn oil, soybeans and carbon dioxide to its customers. The consideration the Company receives for these products is fixed based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. The Company's contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. The Company sells each of the products via different marketing channels as described below.

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
June 30, 2023
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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in the financial statements.

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
June 30, 2023
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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time.

The following tables disaggregate revenue by major source for the three and nine months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$79,970,647	$—	$79,970,647
Distillers Grains	16,818,758	—	16,818,758
Corn Oil	5,971,069	—	5,971,069
Carbon Dioxide	84,664	—	84,664
Other Revenue	—	—	—
Total revenues from contracts with customers	102,845,138	—	102,845,138

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	16,201,434	16,201,434
Total revenues from contracts accounted for as derivatives	—	16,201,434	16,201,434
Total Revenues	$102,845,138	$16,201,434	$119,046,572

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023

Nine Months Ended June 30, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$245,830,363	$—	$245,830,363
Distillers Grains	50,403,931	—	50,403,931
Corn Oil	21,737,346	—	21,737,346
Carbon Dioxide	319,399	—	319,399
Other Revenue	273,192	—	273,192
Total revenues from contracts with customers	318,564,231	—	318,564,231

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	66,201,916	66,201,916
Total revenues from contracts accounted for as derivatives	—	66,201,916	66,201,916
Total Revenues	$318,564,231	$66,201,916	$384,766,147

Three Months Ended June 30, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$84,706,603	$—	$84,706,603
Distillers Grains	18,261,386	—	18,261,386
Corn Oil	7,796,800	—	7,796,800
Carbon Dioxide	120,531	—	120,531
Other Revenue	13,450	15,900	29,350
Total revenues from contracts with customers	110,898,770	15,900	110,914,670

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	22,346,382	22,346,382
Total revenues from contracts accounted for as derivatives	—	22,346,382	22,346,382
Total Revenues	$110,898,770	$22,362,282	$133,261,052

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
Nine Months Ended June 30, 2022 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$272,527,573	$—	$272,527,573
Distillers Grains	47,450,158	—	47,450,158
Corn Oil	20,177,097	—	20,177,097
Carbon Dioxide	347,126	—	347,126
Other Revenue	73,800	82,556	156,356
Total revenues from contracts with customers	340,575,754	82,556	340,658,310

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	76,832,373	76,832,373
Total revenues from contracts accounted for as derivatives	—	76,832,373	76,832,373
Total Revenues	$340,575,754	$76,914,929	$417,490,683

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

3. CONCENTRATIONS

Two major customers accounted for approximately 87% and 82% of the outstanding accounts receivable balance at June 30, 2023 and September 30, 2022, respectively. These same two customers accounted for approximately 77% of revenue for the nine months ended June 30, 2023 and June 30, 2022.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
4.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2023 (Unaudited)	September 30, 2022
Ethanol Division:
Raw materials	$13,557,910	$7,206,914
Work in progress	2,306,420	2,442,453
Finished goods	3,477,384	7,513,988
Spare parts	4,744,318	4,178,807
Ethanol Division Subtotal	$24,086,032	$21,342,162
Trading Division:
Grain inventory	$3,081,250	$2,028,605
Trading Division Subtotal	3,081,250	2,028,605
Total Inventories	$27,167,282	$23,370,767

The Company had a net realizable value write-down of $872,000 and $531,000 for ethanol inventory for the nine months ended June 30, 2023 and 2022, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2023, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2024 for approximately 7% of expected production needs for the next 18 months. Approximately 4% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and the Company recognized a write-down of $237,000 at June 30, 2023 and recognized no impairment at September 30, 2022. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At June 30, 2023, the Ethanol Division had forward dried distiller grains sales contracts for approximately 66% of expected production for the next month at various fixed prices for delivery periods through July 2023. At June 30, 2023, the Company had forward corn oil contracts for approximately 114% of expected production for the next month at various fixed prices for delivery through July 2023. Additionally, at June 30, 2023, the Trading Division had forward soybean purchase contracts for approximately 14% of expected origination for various delivery periods through May 2024. Approximately 16% of the forward soybean purchases were with related parties.

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
June 30, 2023
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

At June 30, 2023, the Ethanol Division had a net short (selling) position of 2,228,893 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and other markets as of June 30, 2023 and are forecasted to settle for various delivery periods through December 2024. The Ethanol Division had a net short (selling) position of 59,220,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2023. The Ethanol Division had a net long (buying) position of 197,622 pounds of soybean oil under derivative contracts as of June 30, 2023. These soybean oil derivatives are traded on the Chicago Board of Trade and are forecasted to settle through September 2023. At June 30, 2023, the Ethanol Division had a net long (buying) position of 871,022 mmbtus of natural gas under derivative contracts used to hedge its forward natural gas purchase contracts. These natural gas derivatives are traded on the New York Mercantile Exchange and other markets and are forecasted to settle for various delivery periods through April 2024. At June 30, 2023, the Trading Division had a net short (selling) position of 300,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2023, forecasted to settle for various delivery periods through July 2024. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2023:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$—	$6,320,859
Corn Futures and Options Contracts	Futures and Options Derivatives	$1,912,116	$—
Soybean Oil Futures and Options Contracts	Futures and Options Derivatives	$59,932	$—
Natural Gas Futures and Options Contracts	Futures and Options Derivatives	$—	$77,026
Soybean Futures and Options Contracts	Futures and Options Derivatives	$481	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$62,253	$53,018

As of June 30, 2023, the Company had approximately $12,736,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, natural gas, and soybean derivatives held by three brokers.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Corn Futures and Options Contracts	Cost of Goods Sold	$3,531,387	$10,972,820	$13,126,371	$(3,762,026)
Ethanol Futures and Options Contracts	Revenues	(3,798,934)	1,360,523	2,410,473	(7,500,787)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	44,849	(2,248,339)	—	(39,039)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	34,880	(42,906)	47,541	131,871
Soybean Futures and Options Contracts	Cost of Goods Sold	(103,110)	(1,256,613)	(866,771)	(4,871,604)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(12,577)	274,386	(349,129)	1,044,353
Totals		$(303,505)	$9,059,871	$14,368,485	$(14,997,232)

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$1,912,116	$1,912,116	$2,201,050	$(288,934)	$—
Ethanol Futures and Options Contracts	$(6,320,859)	$(6,320,859)	$(6,320,859)	$—	$—
Soybean Oil Futures and Options Contracts	$59,932	$59,932	$59,932	$—	$—
Natural Gas Futures and Options Contracts	$(77,026)	$(77,026)	34,900	$(111,926)	$—
Soybean Futures and Options Contracts	$481	$481	$481	$—	$—
Soybean Forward Purchase Contracts	$9,235	$9,235	$—	$9,235	$—
Soybean Inventory	$3,081,250	$3,081,250	$—	$3,081,250	$—
Accounts Payable	$5,742,307	$5,742,307	$—	$5,742,307	$—
Treasury Bills (classified as investments in available-for-sale debt securities)	$17,199,082	$17,199,082	$17,199,082	$—	$—
The Company's investments in available-for-sale debt securities consisted of Treasury Bills at June 30, 2023. The scheduled maturity dates range from July 2023 through December 2023. Unrealized gains (losses) on these investments are included in accumulated other comprehensive income (loss) in the statements of changes in members' equity. As of June 30, 2023, the net unrealized holding losses total approximately $14,000.
The following table summarized the Company's held-to-maturity securities at amortized cost as of June 30, 2023:

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Treasury Note	$593,097	$—	$—	$593,097
Total	$593,097	$—	$—	$593,097
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
June 30, 2023
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

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near June 30, 2023 and September 30, 2022.

Accounts payable is generally stated at historical amounts, with the exception of approximately $5,742,000 and $4,379,000 at June 30, 2023 and September 30, 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt to be the carrying value of approximately $25,775,000 at June 30, 2023 and $9,000,000 at September 30, 2022. The Company considers this to be a Level 2 input. The fair value and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.20% and 6.20% at June 30, 2023 and September 30, 2022, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. The Company had borrowings outstanding of approximately $25,775,000 and $9,000,000 on the Declining Loan at June 30, 2023 and September 30, 2022, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.00% and 6.00% at June 30, 2023 and September 30, 2022, respectively. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2023 and September 30, 2022. The Revolving Credit Loan is set to mature on February 28, 2024.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $6,000,000 of expenditures per year without prior approval. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000. The Company had no borrowings on the Revolving Credit Loan as of June 30, 2023 and September 30, 2022.

The estimated maturities of long-term debt at June 30, 2023 are as follows:

July 1, 2023 - June 30, 2024	$277,624
July 1, 2024 - June 30, 2025	2,892,799
July 1, 2025 - June 30, 2026	3,142,680
July 1, 2026 - June 30, 2027	3,414,150
July 1, 2027 - June 30, 2028	3,705,899
Thereafter	12,341,460
Total long-term debt	$25,774,612

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
discount rate for each lease in determining the present value of lease payments. As of June 30, 2023, the Company’s weighted average discount rate was 5.71%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. As of June 30, 2023, the weighted average remaining lease term was 1.29 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of June 30, 2023:

For the Fiscal Year Ending September 30,
2024	$3,000,130
2025	1,044,950
Totals	4,045,080
Amount representing interest	(141,966)
Lease liabilities	$3,903,114

For the nine months ended June 30, 2023, the Company recorded operating lease costs of approximately $2,848,000 in cost of goods sold in the Company’s statement of operations. Cash paid for the operating leases was approximately $2,847,000 for the nine months ended June 30, 2023.

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
June 30, 2023
Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.

Company management has estimated total costs to rehabilitate the cars at June 30, 2023, to be approximately $2,275,000. During the nine months ended June 30, 2023, the Company has recorded a corresponding expense in cost of goods sold of approximately $270,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

10. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the nine months ended June 30, 2023, ethanol sales averaged approximately 64% of total revenues and corn costs averaged 67% of total cost of goods sold.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2023
The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$102,845,138	$110,898,770	$318,564,231	$340,575,754
Trading division	16,201,434	22,362,282	66,201,916	76,914,929
Total Revenue	$119,046,572	$133,261,052	$384,766,147	$417,490,683

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$15,658,412	$27,966,708	$47,610,193	$70,627,287
Trading division	259,178	686,948	1,683,209	3,096,547
Total Gross Profit	$15,917,590	$28,653,656	$49,293,402	$73,723,834

	Three Months Ended		Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$13,480,728	$26,363,161	$41,439,624	$65,474,516
Trading division	(58,065)	369,705	731,480	2,144,818
Total Operating Income	$13,422,663	$26,732,866	$42,171,104	$67,619,334

	June 30, 2023	September 30, 2022
Grain Inventories:	(unaudited)
Ethanol division	$13,557,910	$7,206,914
Trading division	3,081,250	2,028,605
Total Grain Inventories	$16,639,160	$9,235,519

	June 30, 2023	September 30, 2022
Total Assets:	(unaudited)
Ethanol division	$214,946,649	$188,055,176
Trading division	459,877	900,652
Total Assets	$215,406,526	$188,955,828

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
June 30, 2023
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

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of approximately $2,996,000 was reflected on the balance sheet as of June 30, 2023 and approximately $396,000 was reflected on the balance sheet as of September 30, 2022. Losses on equity method investment of approximately $24,000 and $351,000 were reflected on the statement of operations for the three months and nine months ended June 30, 2023, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine month period ended June 30, 2023, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated condensed financial statements (the "financial statements") and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

We have engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our plant (the "CCS Project"). On January 16, 2023, Cardinal One Carbon Holdings, LLC, a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. The LPA governs the rights, duties and responsibilities of the parties in connection with the ownership of the Limited Partnership. In addition, on the same date, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP entered into an Amended and Restated Limited Liability Company Agreement of One Carbon Partnership GP LLC (the "GP"). The purpose of the GP is to serve as the general partner of the Limited Partnership. The CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

On May 16, 2023, our board of directors declared a cash distribution of $1,250 per membership unit to the holders of units of record at the close of business on May 16, 2023 for a total distribution of $18,257,500. We paid the distribution on May 23, 2023.

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At June 30, 2023, accrued distributions for passthrough entity tax was $1,100,000.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2023 and 2022:

	2023		2022
Statement of Operations Data	Amount	%	Amount	%
Revenue	$119,046,572	100.0	$133,261,052	100.0
Cost of Goods Sold	103,128,982	86.6	104,607,396	78.5
Gross Profit	15,917,590	13.4	28,653,656	21.5
Operating Expenses	2,494,927	2.1	1,920,790	1.4
Operating Income	13,422,663	11.3	26,732,866	20.1
Other Income	868,047	0.7	7,440,861	5.6
Net Income	$14,290,710	12.0	$34,173,727	25.7

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

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the three months ended June 30, 2023 and 2022:

	2023		2022
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$102,845,138	86.4%	$110,898,770	83.2%
Trading division	16,201,434	13.6%	22,362,282	16.8%
Total Revenue	$119,046,572	100.0%	$133,261,052	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$79,970,647	77.8%	$84,706,603	76.4%
Distillers Grains	16,818,758	16.4	18,261,386	16.5
Corn Oil	5,971,069	5.8	7,796,800	7.0
Carbon Dioxide	84,664	—	120,531	0.1
Other Revenue	—	—	13,450	—
Total Revenues	$102,845,138	100.0%	$110,898,770	100.0%

    Ethanol

    Our revenues from ethanol decreased in the three months ended June 30, 2023 as compared to the the same period in 2022. This decrease in revenues is primarily the result of a decrease in the price per gallon of ethanol sold for the three months ended June 30, 2023 as compared to the same period in 2022. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended June 30, 2023 was approximately 14% lower than the average price per gallon of ethanol sold for the same period in 2022. Ethanol market prices were lower, particularly towards the end of the current period, due to a decrease in corn prices resulting from reports predicting a larger fall corn crop than was previously forecasted. Ethanol prices are typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, inventory levels, global economics and inflationary factors. If corn prices further decrease that would likely contribute to lower ethanol prices and our profitability. Industry over-production due to a period of positive operating margins could also continue to have a negative effect on ethanol prices. However, foreign demand could increase if other countries move to higher blends of ethanol which may contribute to higher ethanol prices.

    We experienced an increase in ethanol gallons sold of approximately 10% for the three months ended June 30, 2023 as compared to the same period in 2022 resulting primarily from increased ethanol production rates for the period due to increased efficiencies. We are currently operating at a rate of approximately 143 million gallons annually.  However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2023 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol produced. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the three months ended June 30, 2023 as compared to the same period in 2022. This decrease in revenues is primarily the result of an decrease in the average price per ton of distillers grains sold for the period ended June 30, 2023 as compared to the same period in 2022.

    The average price per ton of distillers grains sold for the three months ended June 30, 2023 was approximately 12% lower than the average price per ton of distillers grains sold for the same period in 2022. This decrease in the market price of distillers grains is primarily due to lower corn and soybean meal prices for the current period as well as a seasonal decrease in the ration of distillers grains in livestock feed. However, vomitoxin levels in some distillers grains produced by some plants in our region have reduced supply and allowed us to receive a premium on our distillers grains, offsetting the effects of the decreased price. Distillers grains ground from corn contaminated with vomitoxin can sicken livestock.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. Persisting vomitoxin levels in distillers grains will likely continue to have an effect on distillers grains prices until a new corn crop is harvested. As the seasons become warmer and dryer, we experience some decline in prices as cattle feeders turn more to grazing their herds. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold approximately 5% more tons of distillers grains in the three months ended June 30, 2023 as compared to the same period in 2022 resulting primarily from increased ethanol production levels and a slightly higher yield for the period which resulted in increased distillers grains production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales decreased in the three months ended June 30, 2023 as compared to the same period in 2022 which was mainly the result of a decrease in the average price per pound for corn oil. The average price per pound of corn oil was approximately 28% lower for the three months ended June 30, 2023 as compared to the same period in 2022. Decreased soybean oil prices along with decreased biodiesel production had a negative effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and may compete with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We also sold approximately 5% more pounds of corn oil in the three months ended June 30, 2023 as compared to the same period in 2022 resulting primarily from higher ethanol production and an increased yield for the period which resulted in higher corn oil production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$16,201,434	100.0%	$22,346,382	99.9%
Other Revenue	—	—	15,900	0.1
Total Revenues	$16,201,434	100.0%	$22,362,282	100.0%

Soybeans

    During the three months ended June 30, 2023 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended June 30, 2023 as compared to the same period in 2022. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately

17% for the three months ended June 30, 2023 as compared to the same period in 2022. The reduction was due to delayed timing of soybean sales in order to capture a more conducive selling market. The average price per bushel of soybeans sold for the three months ended June 30, 2023 decreased by approximately 13% compared to the same period in 2022. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 85% for the three months ended June 30, 2023 as compared to approximately 75% for the same period in 2022. This increase in cost of goods sold as a percentage of revenues was the result of volatility in the prices of ethanol and corn for the three months ended June 30, 2023 as compared to the same period in 2022. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended June 30, 2023, we used approximately 5% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2022 due to higher ethanol production levels for the period. During the three months ended June 30, 2023, our average price paid per bushel of corn was approximately 7% lower as compared to the same period in 2022 due primarily to reports towards the end of the period predicting a larger fall corn crop than was previously forecasted.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility would have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was lower during the three months ended June 30, 2023 as compared to the same period in 2022. This decrease in cost of natural gas for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of decreased prices for the period. Our average price per MMBTU of natural gas, excluding hedging activity, was approximately 58% lower during the three months ended June 30, 2023 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. The use of natural gas for the three months ended June 30, 2023 was approximately 4% more as compared to the same period in 2022 due to increased ethanol production.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended June 30, 2023, we have recorded an expense in cost of goods sold of approximately $90,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,275,000 at June 30, 2023.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2023 and 2022:

	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$15,942,257	98.4%	$21,675,334	96.9%
Total Cost of Goods Sold	$15,942,257	98.4%	$21,675,334	96.9%

Soybeans

    During the three months ended June 30, 2023, our cost was primarily the procurement of soybeans sold. During the three months ended June 30, 2023, our average price paid per bushel of soybeans was approximately 12% lower as compared to the same period in 2022 due to decreased concerns over the carryout of soybean inventory from the 2022 harvest and acres planted for 2023. We also purchased approximately 29% less bushels of soybeans in the three months ended June 30, 2023 compared to 2022 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 2% and 1% for the three months ended June 30, 2023 and 2022, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased somewhat for the three months ended June 30, 2023 compared to the same period in 2022. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the three months ended June 30, 2023 was approximately 11% of revenues as compared to 20% of revenues for the same period in 2022. The decrease for the three months ended June 30, 2023 was primarily the result of weakened ethanol to corn margins and volatile commodity prices.
Other Income (Expense)

    Our other income was approximately 1% and 6% of revenues for the three months ended June 30, 2023 and 2022, respectively. Our other income consisted primarily of the interest income received during the three months ended June 30, 2023 and the receipt of an award from the USDA Biofuel Producer Program during the three months ended June 30, 2022.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2023 and 2022:

	2023		2022
Statement of Operations Data	Amount	%	Amount	%
Revenue	$384,766,147	100.0	$417,490,683	100.0
Cost of Goods Sold	335,472,745	87.2	343,766,849	82.3
Gross Profit	49,293,402	12.8	73,723,834	17.7
Operating Expenses	7,122,298	1.8	6,104,500	1.5
Operating Income	42,171,104	11.0	67,619,334	16.2
Other Income (Expense)	1,499,957	0.4	7,378,771	1.8
Net Income	$43,671,061	11.4	$74,998,105	18.0

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the nine months ended June 30, 2023 and 2022:

	2023		2022
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$318,564,231	82.8%	$340,575,754	81.6%
Trading division	66,201,916	17.2	76,914,929	18.4
Total Revenue	$384,766,147	100.0%	$417,490,683	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$245,830,363	77.2%	$272,527,573	80.0%
Distillers Grains	50,403,931	15.8	47,450,158	13.9
Corn Oil	21,737,346	6.8	20,177,097	5.9
Carbon Dioxide	319,399	0.1	347,126	0.1
Other Revenue	273,192	0.1	73,800	0.1
Total Revenues	$318,564,231	100.0%	$340,575,754	100.0%

    Ethanol

    Our revenues from ethanol decreased in the nine months ended June 30, 2023 as compared to the the same period in 2022. This decrease in revenues is primarily the result of a decrease in the price per gallon of ethanol sold for the nine months ended June 30, 2023 as compared to the same period in 2022. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the nine months ended June 30, 2023 was approximately 10% lower than the average price per gallon of ethanol sold for the same period in 2022. Ethanol market prices have overall been lower due to a decrease in energy prices, including crude oil and gasoline prices, for the current period compared to the same period in 2022. In addition, industry-wide production in excess of demand and decreasing corn prices towards the end of the period have had a negative effect on ethanol prices. Ethanol prices are typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, inventory levels, global economics and inflationary factors. If corn prices further decrease that would likely contribute to lower ethanol prices and our profitability. Industry over-production due to a period of positive operating margins could also continue to have a negative effect on ethanol prices. However, foreign demand could increase if other countries move to higher blends of ethanol which may contribute to higher ethanol prices.

    Our ethanol gallons sold remained consistent for the nine months ended June 30, 2023 as compared to the same period in 2022. We are currently operating at a rate of approximately 143 million gallons annually.  We have installed an ethanol recovery system which we expect will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2023 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol produced. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the nine months ended June 30, 2023 as compared to the same period in 2022. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended June 30, 2023 as compared to the same period in 2022.

    The average price per ton of distillers grains sold for the nine months ended June 30, 2023 was approximately 6% higher than the average price per ton of distillers grains sold for the same period in 2022. This increase in the market price of distillers grains is primarily due to higher overall corn and soybean meal prices for the current period which resulted in end users seeking out distillers grains as the lower cost alternative. In addition, vomitoxin levels in some distillers grains produced by some plants in our region have reduced supply and allowed us to receive a premium on our distillers grains. Distillers grains ground from corn contaminated with vomitoxin can sicken livestock. However, the market price of distillers grains was lower towards the end of the period due primarily to lower corn and soybean meal prices as well as a seasonal decrease in the ration of distillers grains in livestock feed.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. Persisting vomitoxin levels in distillers grains will likely continue to have an effect on distillers grains prices until a new corn crop is harvested. As the seasons become warmer and dryer, we experience some decline in prices as cattle feeders turn more to grazing their herds. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    Our sales of distillers grains were consistent for the nine months ended June 30, 2023 as compared to the same period in 2022. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production.

Corn Oil

    Our revenues from corn oil sales increased in the nine months ended June 30, 2023 as compared to the same period in 2022 which was mainly the result of an increase in the average price per pound for corn oil. The average price per pound of corn oil was approximately 3% higher for the nine months ended June 30, 2023 as compared to the same period in 2022. Overall, higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. However, corn oil prices were lower towards the end of the period due to decreased soybean oil prices. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and may compete with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We also sold approximately 4% more pounds of corn oil in the nine months ended June 30, 2023 as compared to the same period in 2022 resulting primarily from an increased yield resulting in higher corn oil production for the period. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$66,201,916	100.0%	$76,832,373	99.9%
Other Revenue	—	—	82,556	0.1
Total Revenues	$66,201,916	100.0%	$76,914,929	100.0%

Soybeans

    During the nine months ended June 30, 2023 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the nine months ended June 30, 2023 as compared to the same period in 2022. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 15% for the nine months ended June 30, 2023 as compared to the same period in 2022. The reduction was due to delayed timing of soybean sales in order to capture a more conducive market. The lower quantity sold was offset by a 2% increase in the average price per bushel of soybeans sold for the nine months ended June 30, 2023 as compared to the same period in 2022. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 85% for the nine months ended June 30, 2023 as compared to approximately 79% for the same period in 2022. This increase in cost of goods sold as a percentage of revenues was the result of a weakened relationship between the prices of ethanol and corn and volatile prices for the nine months ended June 30, 2023 as compared to the same period in 2022. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the nine months ended June 30, 2023, we used approximately 1% more bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2022 due to relatively consistent ethanol production levels for the period. During the nine months ended June 30, 2023, our average price paid per bushel of corn was approximately 1% lower as compared to the same period in 2022 due primarily to a smaller crop carryout in some areas from the 2022 harvest due to droughts and a weakened basis in the Eastern Corn Belt. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine have contributed to higher corn prices during the period. However, corn prices were lower towards the end of the period due primarily to reports predicting a larger fall corn crop than was previously forecasted.
Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility would have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Natural Gas

    Our natural gas cost after hedging was lower during the nine months ended June 30, 2023 as compared to the same period in 2022. This decrease in cost of natural gas for the nine months ended June 30, 2023 as compared to the same period in 2022 was primarily the result of lower prices during the period. The average price per MMBTU of natural gas was approximately 23% lower during the nine months ended June 30, 2023 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. We used approximately 1% less natural gas for the nine months ended June 30, 2023 as compared to the same period in 2022 due to relatively consistent ethanol production and efficiencies during the period.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the nine months ended June 30, 2023, we have recorded an expense in cost of goods sold of approximately $270,000. We accrue the estimated cost per railcar damages of $30,060 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,275,000 at June 30, 2023.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2023 and 2022:

	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$64,518,707	97.5%	$73,818,382	96.0%
Total Cost of Goods Sold	$64,518,707	97.5%	$73,818,382	96.0%

Soybeans

    During the nine months ended June 30, 2023, our cost was primarily the procurement of soybeans sold. During the nine months ended June 30, 2023, our average price paid per bushel of soybeans was approximately 4% higher as compared to the same period in 2022 due to concerns over a smaller carryout of soybean inventory from the 2022 harvest and an increase in exports towards the end of the current period. We also purchased approximately 30% less bushels of soybeans in the nine months ended June 30, 2023 compared to 2022 due mostly to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 2% and 1% for the nine months ended June 30, 2023 and 2022, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased somewhat for the nine months ended June 30, 2023 compared to the same period in 2022. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the nine months ended June 30, 2023 was approximately 11% of revenues as compared to 16% of revenues for the same period in 2022. The decrease for the nine months ended June 30, 2023 was primarily the result of weakened ethanol to corn margins and volatile commodity prices.

Other Income

    Our other income was approximately 0.4% of revenues for the nine months ended June 30, 2023 as compared to approximately 2% of revenues for the nine months ended June 30, 2022. Our other income consisted primarily of the interest income received during the nine months ended June 30, 2023 and the receipt of an award from the USDA Biofuel Producer Program during the nine months ended June 30, 2022.

Changes in Financial Condition for the Nine Months Ended June 30, 2023

    The following table highlights the changes in our financial condition:

	June 30, 2023 (Unaudited)	September 30, 2022
Current Assets	$119,264,762	$102,033,729
Long Term Assets	$96,141,764	$86,922,099
Current Liabilities	$31,914,764	$27,431,166
Long-Term Liabilities	$28,806,619	$14,254,170
Members' Equity	$154,685,143	$147,270,492

    We experienced an increase in our current assets at June 30, 2023 as compared to September 30, 2022. This increase was primarily driven by an increase in investments, inventory, and receivables at June 30, 2023 as compared to September 30, 2022. Increased profit margins during fiscal year 2022 and into the nine months ended June 30, 2023 improved cash balances which in turn allowed us to invest in securities available for sale and held-to-maturity.

    We experienced an increase in our long term assets at June 30, 2023 as compared to September 30, 2022. The increase is attributed to additional capital projects and an increase in investments, offset by a reduction in the operating lease right of use asset.

    We experienced an increase in our total current liabilities at June 30, 2023 as compared to September 30, 2022. This increase was primarily due to an increase in our hedging in securities available for sale and held-to-maturity positions at June 30, 2023 compared to September 30, 2022, offset by a decrease in our accounts payable and accrued expenses.

    We experienced an increase in our long-term liabilities as of June 30, 2023 as compared to September 30, 2022 primarily as a result of increased borrowing for capital expenditures.

Liquidity and Capital Resources

We have engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders. The agreement calls for a down payment and scheduled payments at key points during the construction and installation process, which began during the fourth quarter of fiscal 2022.

The prices of ethanol, corn, natural gas and soybeans have been volatile over the last several months. We believe that we have sufficient cash and credit facilities to provide liquidity over the next twelve months. However, if the volatility in commodity prices continues, we may explore options with our primary lender to expand the funding of our working capital.

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

The following table shows cash flows for the nine months ended June 30, 2023 and 2022:

	2023	2022
Net cash provided by operating activities	$44,640,398	$55,444,151
Net cash used for investing activities	(41,503,146)	(9,728,816)
Net cash used for financing activities	(15,417,783)	(41,261,950)
Net increase (decrease) in Cash, Cash Equivalents, and Restricted Cash	(12,280,531)	4,453,385
Cash, Cash Equivalents, and Restricted Cash, beginning of period	63,239,614	33,895,947
Cash, Cash Equivalents, and Restricted Cash, end of period	$50,959,083	$38,349,332

Cash Flow provided by Operating Activities

We experienced a decrease in our cash flow from operating activities for the nine months ended June 30, 2023 as compared to the same period in 2022. This decrease was primarily due to weakened margins on our primary products for the nine months ended June 30, 2023 as compared to the same period in 2022.

Cash Flow used for Investing Activities

We used more cash in investing activities for the nine months ended June 30, 2023 as compared to the same period in 2022. This increase was primarily the result of an increase in capital projects and purchase of investments in securities available for sale and held-to-maturity during the nine months ended June 30, 2023 as compared with the same period in 2022.

Cash Flow used for Financing Activities

We used less cash for financing activities for the nine months ended June 30, 2023 as compared to the same period in 2022. This decrease was primarily the result of more proceeds received from long-term debt for capital projects during the nine months ended June 30, 2023 that remained outstanding. The decrease was partially offset by payments in the form of distributions to our investors during the nine months ended June 30, 2023.

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
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.20% and 6.20% at June 30, 2023 and September 30, 2022, respectively. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were borrowings outstanding of approximately $25,775,000 and $9,000,000 on the Declining Loan at June 30, 2023 and September 30, 2022, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.00% and 6.00% at June 30, 2023 and September 30, 2022, respectively. There were no borrowings outstanding at June 30, 2023 and September 30, 2022. The Revolving Credit Loan is set to mature on February 28, 2024.

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
    Our loan agreement also requires us to obtain prior approval from our lender before making, or committing to make, capital expenditures exceeding an aggregate amount of $6,000,000. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt.

We are complying with our financial covenants and the other terms of our loan agreements at June 30, 2023. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
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

We have also engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. Installation of the system commenced during the fourth quarter of our 2022 fiscal year. This project is expected to be completed during the Fall of 2023.

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

On January 16, 2023, Cardinal One Carbon Holdings, LLC, our wholly owned subsidiary, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. Cardinal One Carbon Holdings, LLC owns a 50% limited partnership interest in the Limited Partnership. The LPA contemplates that Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP will make capital contributions to fund the Project and receive distributions in accordance with their respective ownership interests. As of June 30, 2023, Cardinal One Carbon Holdings, LLC has invested $3,350,000 into the CCS project. It is currently expected that the CCS Project will require Cardinal One Carbon Holdings, LLC to invest up to $18,000,000 to reach commercial operations.

In addition, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP have formed One Carbon Partnership GP LLC (the "GP") to serve as the general partner of the Limited Partnership. Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP each own 50% of the GP and each has the right to appoint three directors to the board of directors of the GP. Such directors may only be removed or replaced by the member that appointed them. Actions taken by the board of directors must be approved by a majority of the directors. Vault CCS Holdings LP or its affiliate will be responsible for management of construction of the Project and day-to-day operations. Certain material actions require approval by the board of directors of the GP.

We have taken certain steps towards implementing the CCS Project including filing the application for the necessary permitting and acquiring rights from landowners that will be needed in order to complete the CCS Project. In addition, we have granted rights to the joint venture including a surface easement and a lease of pore space below the surface of our property for use in sequestration if the CCS Project is successful. We have also ordered some of the equipment that will be needed for the Project. However, the CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

Passthrough Entity Tax

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At June 30, 2023, accrued distributions for passthrough entity tax was $1,100,000. In April 2023, the Company paid approximately $2,279,000 for 2022 taxes.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for doubtful accounts; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2023.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were borrowings in the amount of approximately $25,775,000 outstanding on the Declining Loan and the applicable interest rate was 8.20% at June 30, 2023. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2023. The specifics of the Declining Loan and Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect of such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2023, would be approximately $211,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Corn Derivative Contracts	$3,531,387	$10,972,820	$13,126,371	$(3,762,026)
Ethanol Derivative Contracts	(3,798,934)	1,360,523	2,410,473	(7,500,787)
Natural Gas Derivative Contracts	44,849	(2,248,339)	—	(39,039)
Soybean Oil Derivative Contracts	34,880	(42,906)	47,541	131,871
Soybean Derivative Contracts	(103,110)	(1,256,613)	(866,771)	(4,871,604)
Soybean Forward Purchase and Sales Contracts	(12,577)	274,386	(349,129)	1,044,353
Totals	$(303,505)	$9,059,871	$14,368,485	$(14,997,232)

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of June 30, 2023 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from June 30, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2023	Approximate Adverse Change to Income
Natural Gas	1,773,000	MMBTU	10%	$496,000
Ethanol	138,000,000	Gallons	10%	$31,671,000
Corn	41,838,000	Bushels	10%	$23,053,000
DDGs	306,000	Tons	10%	$5,504,000
Corn Oil	39,724,000	Pounds	10%	$2,383,000
Soybeans - Sale	4,708,000	Bushels	10%	$6,931,000
Soybeans - Purchase	4,650,000	Bushels	10%	$6,705,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our third quarter ended of our 2023 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CARDINAL ETHANOL, LLC

Date:	August 4, 2023	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)