Form 10-K
period 2023-09-30
Cardinal Ethanol LLC
filed 2023-11-30
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registration's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of March 31, 2023, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $49,855,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the price at which membership units were last sold by the registrant ($5,000 per unit).

As of November 30, 2023, there were 14,606 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended September 30, 2023.

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
•Global economic uncertainty, inflation, market disruptions and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries; and
•Decreases in our plant production rates due to installation of our high protein feed system.

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

    On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "EPC Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the EPC Agreement and subsequent adjustments due to change orders executed by the parties, we expect to pay approximately $50,000,000, including recent change orders, which is payable in installments. This price is subject to further adjustment in the event additional change orders are executed. We will also pay license fees of $10 per ton of PROTOMAX™, a high protein feed product, produced by the system for a period of 10 years. We expect to fund the project from operations and from our current credit facilities as amended. We began installation of the system during the fourth quarter of our fiscal year 2022 and expect to complete installation by the end of calendar year 2023. Our distillers grains production will eventually be replaced with high protein feed once the installation of our high protein feed system is complete. We expect to experience temporary shutdowns of our plant from time to time during our 2024 fiscal year in connection with the installation of our high protein feed system which could result in an overall reduction in gallons of ethanol and pounds of corn oil produced. We also expect that, once the project is complete, there will be a period of time of up to three months before our production rates of ethanol and corn oil production will return to historic levels and our production of high protein feed will ramp up to expected rates. This may result in a significant reduction in our production for the fiscal year 2024 when compared to previous levels.

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

On February 21, 2023, we executed a Nineteenth Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, First National Bank of Omaha (the "Bank"), which amends the First Amended and Restated Construction Loan Agreement dated June 10, 2013 (the "Amendment"). The Amendment increased the maximum availability on the Declining Revolving Credit Loan from $36,000,000 to $39,000,000 and extended the date at which the principal balance of the Declining Revolving Credit Loan is expected to be converted to term debt from February 1, 2024 to May 1, 2024. The Amendment also extended the date that the Revolving Credit Loan matures from February 28, 2023 to February 28, 2024 and increased the capital expenditures loan covenant from $5,000,000 per year to $6,000,000 per year of expenditures without prior approval from the Bank. In connection with the Amendment, we executed a Fifth Amended and Restated Declining Revolving Credit Note and a Fifth Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement. The financing is secured by a mortgage on our real property and a security interest in all other assets, both tangible and intangible.

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At September 30, 2023, accrued distributions for passthrough entity tax was $2,100,000. The Company paid approximately $2,279,000 for 2022 taxes during the fiscal year ended September 30, 2023.

We have engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our plant (the "CCS Project"). On January 16, 2023, Cardinal One Carbon Holdings, LLC, a wholly owned subsidiary of Cardinal

Ethanol, LLC, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. The LPA governs the rights, duties and responsibilities of the parties in connection with the ownership of the Limited Partnership. In addition, on the same date, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP entered into an Amended and Restated Limited Liability Company Agreement of One Carbon Partnership GP LLC (the "GP"). The purpose of the GP is to serve as the general partner of the Limited Partnership. The CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 8 - Financial Statements - Note 15 - Equity Method Investments for more information.

On October 23, 2023, Cardinal Colwich, LLC ("Cardinal Colwich"), a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Alliance Management, LLC (the "Receiver") acting in its capacity as the court-appointed receiver (the "APA"). The APA provides for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The cash purchase price for the Purchased Assets is $44,000,000. In addition, Cardinal Colwich will assume certain liabilities specified in the APA. The APA and the consummation of the sale transaction is subject to approval by the court and other closing conditions including, but not limited to, receipt of consents and approvals necessary for the assignment and transfer of certain contracts to be assigned by Seller and assumed by Cardinal Colwich, transfer of the Purchased Assets free and clear of any claims, and receipt of a title insurance policy insuring good, marketable title. We expect to fund the purchase from operations and are currently exploring an amendment of our current credit facilities to allow us to borrow up to 50% of the cash purchase price upon consummation of the transaction.

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

Ethanol Division

In October 2020, we obtained a new Title V air permit allowing us to increase our annual ethanol production to 175 million gallons compared to 140 million gallons under our previous permit. Our annual ethanol production rate for the fiscal year ended September 30, 2023 was approximately 135 million gallons annually which is approximately 35% above the nameplate capacity for the plant.

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

Product	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Ethanol	78%	80%	77%
Distillers Grains	15%	14%	18%
Corn Oil	7%	6%	5%
Carbon Dioxide	< 1%	< 1%	< 1%

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

Canada was the leading destination for United States ethanol exports during the past year with the European Union, United Kingdom and South Korea importing a significant amount of ethanol from the United States. Ethanol exports for the first half of 2023 have been lower compared to the same period in 2022. Tariffs implemented by Brazil and China on ethanol imported from the United States have virtually eliminated export demand from those countries. In March 2022, Brazil suspended its tariff through the end of the year on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, Brazil reinstated the tariff earlier this year. Trade barriers with key markets may continue to take a toll on ethanol export demand which could negatively affect domestic ethanol prices.

Exports of distillers grains have been lower for the first half of 2023 compared to the same period in 2022. Mexico was the largest distillers grains market. Indonesia, South Korea and Vietnam were also top destinations for distillers grains exports. Historically, the United States ethanol industry exported a significant amount of distillers grains to China. Anti-dumping and anti-subsidy duties first imposed by China in 2016 have effectively closed the Chinese market.

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

Annually, the United States Environmental Protection Agency ("EPA") was required by statute to pass a rule that established the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation ("RVO"). The EPA had the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. For the last nine years of the program's statutory annual requirements, the EPA exercised its waiver authority and set the RVO below the statutory amount. The RFS began a new phase in 2023 as the EPA is now required to determine the annual RVO.

The statutory volumes and the EPA's volumes for 2021 and 2022 and the EPA's volumes for 2023, 2024 and 2025 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2021	Statutory	33.00	15.00
	EPA Rule 7/2022	18.84	13.79
2022	Statutory	36.00	15.00
	EPA Rule 7/2022	20.63 (+0.25)	15.00
2023	EPA Rule 7/2023	20.94 (+0.25)	15.00
2024	EPA Rule 7/2023	21.54	15.00
2025	EPA Rule 7/2023	22.33	15.00

Small refineries can petition the EPA annually for an exemption from their ethanol use requirements for the prior compliance year. The EPA granted significantly more small refinery waivers in 2018 and 2019 than in past years and did not reallocate the waived gallons to other refiners. These actions resulted in decreased ethanol demand which led to reduced market ethanol prices and negative operating margins in the ethanol industry. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. In June 2021, the U.S. Supreme Court reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them. In July 2023, the EPA announced the denial of 26 small refinery exemption petitions for one or more compliance years between 2016 and 2023 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. In 2022, gasoline demand in the United States was approximately 135.73 billion gallons compared to consumption of approximately 135.06 billion gallons in 2021. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol in 2022 was 13.57 billion gallons per year. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends. Gasoline demand is estimated to rise in 2023 but remain shy of pre-COVID-19 levels.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May 2019, the EPA issued a final rule allowing the year-round sale of E15. However in June 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority. In May 2022, the EPA issued an emergency waiver to temporarily allow summer sales of E15. In March 2023, the EPA proposed a rule to to allow year-round sales but the rule would not take effect until 2024. In May 2023, the EPA again issued an emergency waiver to temporarily allow summer sales of E15.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program ("HBIIP") which consists of funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. Earlier this year, the USDA announced $25 million in grants awarded for 59 biofuel infrastructure projects through the HBIIP. In June 2023, the USDA announced that the department would accept new applications for $450 million in grants through the HBIIP accessible in quarterly windows starting July 2023 and ending September 30, 2024.

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. Since then, the Department of the Treasury (“Treasury”) has issued proposed regulations on certain aspects of the new law and more are forthcoming; however, considerable uncertainty remains as to how many of the new provisions will be implemented. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. On August 29, 2023, the Treasury issued proposed regulations providing guidance on when and how to satisfy the prevailing wage and apprenticeship requirements. Comments are due to the Treasury by October 29, 2023, with final regulations coming thereafter. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. This direct pay and credit transfer feature is another area where the Treasury provided guidance in June 2023 through proposed and temporary regulations.

The Act also creates a new Clean Fuel Production Tax Credit under Section 45Z for the production of low-emissions transportation fuel produced and sold in 2025, 2026 and 2027, subject to certain requirements as to prevailing wage and apprenticeship. Except as to certain tax-exempt entities, this credit is not eligible for direct pay but may be sold or otherwise transferred in most circumstances. Note that the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act.

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

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended September 30, 2023, we incurred costs and expenses of approximately $233,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

Competition

Ethanol

We are in direct competition with numerous ethanol producers, several of whom have greater resources than we do. Following the significant growth during 2005 and 2006, the ethanol industry has grown at a much slower pace. The ethanol industry was impacted by the pandemic in fiscal year 2020, which resulted in decreased demand. The ethanol industry rebounded in 2021. The Renewable Fuels Association estimates that there are approximately 204 ethanol production facilities in the United States with capacity to produce approximately 17.8 billion gallons of ethanol.
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

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 750
million gallons per year (mmgy) or more

Company	Approximate Current Capacity (mmgy)
POET Biorefining	3,005
Valero Renewable Fuels	1,625
Archer Daniels Midland	1,613
Green Plains Renewable Energy	958

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

    High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during the fiscal year ended September 30, 2023, compared to the same period in 2022. Global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine contributed to higher corn prices towards the beginning of our 2023 fiscal year. However, corn prices fell towards the end of the period due primarily to favorable growing conditions for the corn crop for fall of 2023. On October 12, 2023, the USDA released a report estimating the 2023 corn crop in the United States at approximately 15.1 billion bushels, up 10% from last year's production, with yields averaging 173 bushels per acre. The USDA forecasted area harvested for grain at 87.1 million acres, up 10% from 2022. The Indiana corn crop is estimated to be approximately 1.1 billion bushels, up approximately 17% from 2022. Yields in Indiana are expected to be approximately 197 bushels per acre, up approximately 4% from 2022. Management will continue to monitor the availability of corn in our area.

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
Natural Gas

Natural gas is also an important input commodity to our manufacturing process. Our natural gas usage for our fiscal year ended September 30, 2023 was 1.0% less MMBTUs than for last fiscal year, constituting 3.3% of our total costs of goods sold. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances, so that we can market the product to broader livestock markets, including poultry and swine markets in the continental United States.

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

Patents, Trademarks, Licenses, Franchises and Concessions

    We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant. In addition, we were granted a license by ICM, Inc. to use certain corn oil technologies necessary to extract corn oil during our plant operations. We have also engaged ICM, Inc. to install a system to produce high protein feed and expect to license from ICM the technology to use, operate and maintain the system once the project is complete.

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

    We entered into a Risk Management Agreement with John Stewart & Associates ("JS&A") under which JS&A provides risk management and related services pertaining to grain hedging, grain pricing information, aid in purchase of grain, and assistance in risk management as it pertains to ethanol, co-products and soybeans. In exchange for JS&A's risk management services, we pay JS&A a fee of $1,500 per month. We are currently on a month-to-month basis for this contract with JS&A. The agreement may be terminated by either party at any time upon written notice.

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

Employees

    We have 72 full-time employees as of November 30, 2023. We employ individuals in the local region around our one facility. Many of our employees require some technical or professional background and we compete for them via wages and benefits. We attract them from schools and colleges within our region, which are numerous. There are several other ethanol plants within a fifty mile radius of our facility. Individuals with ethanol specific skills are available to us because of this proximity. However, this competition for resources also presents a challenge in retaining those with specialized skills.

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the Ethanol Division and for purchases of grain commodities for the Trading Division. Our primary sources of working capital is cash we generate from our operations along with our Declining Loan and our Revolving Credit Loan with our primary lender First National Bank of Omaha. The Declining Loan provides $39,000,000 in total for us to use on capital projects allowing us to preserve our working capital at a sufficient level. We have engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and borrowings from the Declining Loan. We have also engaged with an unrelated third party to pursue the CCS Project. As of September 30, 2023, our wholly owned subsidiary, Cardinal One Carbon Holdings, LLC, has invested $6,075,000 into the CCS Project. It is currently expected that the CCS Project will require Cardinal One Carbon Holdings, LLC to invest up to $18,000,000 to reach commercial operations. However, the CCS Project is subject to many variables that could have a material effect on its feasibility and our ability to construct and complete the CCS Project.

At September 30, 2023, we have approximately $20,000,000 available to draw on the Revolving Credit Loan to provide working capital. We will discuss the Declining Loan and Revolving Credit Loan in more detail in "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2023. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2023. However, unforeseen circumstances may develop which could result in violations of our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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
Risks Related to our Ethanol Division
Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2024 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to set the statutory volume requirement. In addition, in the past the EPA expanded its use of waivers to small refineries allowing those refineries to avoid their ethanol use requirements under the RFS resulting in decreased ethanol demand. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    Reductions in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol have a negative impact on ethanol prices. Brazil was historically a top destination for ethanol produced in the United States. However, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. The tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The tariff was temporarily suspended in March 2022 through the end of the year following a 10% reduction in the tariff in November of 2021. However, the tariff was reinstituted earlier this year.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Units

    As of November 30, 2023, we had approximately 14,606 membership units outstanding and approximately 1,036 unit holders of record. There is no public trading market for our units. However, we have established through FNC Ag Stock, LLC a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members.  The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing an “alternative trading service,” as well as state and federal securities laws.  Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes.  The Unit Trading Bulletin Board facilitates matches between potential sellers and buyers and assists the sellers and buyers with transfers.  We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board.  We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board.  In advertising our alternative trading service, we do not characterize Cardinal as being a broker or dealer or an exchange.  We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.

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

Selling Quarter	Low Price	High Price	Average Price	# of Units Traded
2022 1st	$8,750	$10,360	$9,691	40
2022 2nd	$10,000	$13,950	$11,934	56
2022 3rd	$11,665	$12,500	$12,085	19
2022 4th	$12,000	$15,500	$13,862	45
2023 1st	$15,000	$15,450	$15,279	77
2023 2nd	$15,400	$17,500	$15,879	48
2023 3rd	$15,400	$16,400	$16,181	68
2023 4th	$16,400	$18,000	$16,855	100

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

Listing Quarter	Low Price	High Price	Average Price	# of Units Listed
2022 1st	$12,000	$18,500	$12,250	8
2022 2nd	$18,500	$18,500	$18,500	4
2022 3rd	$—	$—	$—	—
2022 4th	$15,450	$21,000	$16,444	172
2023 1st	$15,150	$15,150	$15,150	4
2023 2nd	$15,225	$17,500	$16,552	12
2023 3rd	$22,500	$22,500	$22,500	20
2023 4th	$18,000	$22,000	$20,400	15

Distributions

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Performance Graph

    The following graph shows a comparison of cumulative total member return since September 30, 2017, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “Composite”) and the NASDAQ Clean Edge Green Energy Index (the "CELS"). The graph assumes $100 was invested in each of our units, the Composite and the CELS on September 30, 2018. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardinal Ethanol, LLC, the NASDAQ Composite Index
and the NASDAQ Clean Edge Green Energy Index

$350
$300
$250
$200
$150
$100
$50
$0
9/18
9/19
9/20
9/21
9/22
9/23
Cardinal Ethanol, LLC
NASDAQ Composite
NASDAQ Clean Edge Green Energy

*$100 invested on 9/30/18 in stock or index, including reinvestment of dividends.
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

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended September 30, 2023 and 2022:

	2023		2022
Statement of Operations Data	Amount	%	Amount	%
Revenues	$502,734,878	100.0	$546,691,371	100.0
Cost of Goods Sold	427,014,319	84.9	460,306,891	84.2
Gross Profit	75,720,559	15.1	86,384,480	15.8
Operating Expenses	9,053,455	1.8	8,083,150	1.5
Operating Income	66,667,104	13.3	78,301,330	14.3
Other Income (Expense), net	3,151,487	0.6	7,402,534	1.4
Net Income	$69,818,591	13.9	$85,703,864	15.7

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

    The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the fiscal years ended September 30, 2023 and 2022:

	2023		2022
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$425,556,965	84.6%	$451,720,815	82.6%
Trading division	77,177,913	15.4	94,970,556	17.4
Total Revenue	$502,734,878	100.0%	$546,691,371	100.0%

Ethanol Division

    The following table shows the sources of our ethanol division revenue for the fiscal years ended September 30, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$330,330,829	77.6%	$359,726,018	79.6%
Distillers Grains Sales	65,062,188	15.3	63,798,998	14.2
Corn Oil Sales	29,456,495	6.9	27,656,525	6.1
Carbon Dioxide Sales	434,261	0.1	473,449	0.1
Other Revenue	273,192	0.1	65,825	—
Total Revenues	$425,556,965	100.0%	$451,720,815	100.0%

Ethanol

    Our revenues from ethanol decreased for our fiscal year ended September 30, 2023, as compared to our fiscal year ended September 30, 2022. This decrease in revenues is primarily the result of a lower average price per gallon of ethanol sold offset by an increase in gallons of ethanol sold for the fiscal year ended September 30, 2023, as compared to the same period in 2022. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2023, was 8.4% lower than our average price per gallon of ethanol sold for the same period in 2022. Ethanol market prices have overall been lower due to a decrease in energy prices, including crude oil and gasoline prices, for the current period compared to the same period in 2022. In addition, an increase in industry-wide ethanol production levels due to positive operating margins and corn availability contributed to decreased ethanol market prices for the current period. Ethanol prices are also typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, shipping disruptions, inventory levels, and inflationary factors. If corn and oil prices further decrease that would likely contribute to lower ethanol prices and our profitability. Industry over-production due to positive operating margins could also continue to have a negative effect on ethanol prices unless foreign or domestic demand reduce inventory levels.

    We experienced an increase in ethanol gallons sold of 0.2% for the fiscal year ended September 30, 2023, as compared to the same period in 2022 resulting primarily from increased ethanol production rates. We are currently operating at a rate of approximately 138 million gallons annually.  We have installed an ethanol recovery system which we expect will result in an increase in efficiencies allowing us to achieve higher ethanol production rates going forward. However, we expect this will likely be offset by temporary shutdowns of our plant from time to time during our 2024 fiscal year in connection with the installation of our high protein feed system. We also expect that there will be a period of time of up to three months before our ethanol production will return to historic levels once the installation of our high protein feed system is complete. This overall reduction in gallons of ethanol produced during the fiscal year ended September 30, 2024 as compared to the same period in 2023 could be significant. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains increased in the fiscal year ended September 30, 2023, as compared to the same period in 2022. This increase in revenues is primarily the result of an increase in the average price per ton of distillers grains sold for the period ended September 30, 2023, as compared to the same period in 2022.

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2023, increased by 1.8% compared to the average price per ton of distillers grains sold for the same period in 2022. This increase in the market price of distillers grains is primarily due to higher overall corn and soybean meal prices for the current period which resulted in end users seeking out distillers grains as the lower cost alternative. In addition, vomitoxin levels in some distillers grains produced by some plants in our region reduced supply and allowed us to receive a premium on our distillers grains. Distillers grains ground from corn contaminated with vomitoxin can sicken livestock. However, the market price of distillers grains was lower towards the end of the period due primarily to lower corn and soybean meal prices as well as a seasonal decrease in the ration of distillers grains in livestock feed.

    Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. We also typically experience some seasonal decline in prices during warmer months as cattle feeders turn more to grazing their herds. Trade disputes with foreign countries, such as China, will continue to have a negative effect on distillers grains prices unless additional demand can be sustained from domestic or other foreign markets.

    We sold 0.2% more tons of distillers grains in the fiscal year ended September 30, 2023, as compared to the same period in 2022 due to higher distillers grains production rates during the fiscal year. This was offset by a slightly lower yield for the period. An increase or decrease in ethanol production rates in the future would result in a corresponding change in distillers grains production. We expect our distillers grains production to eventually be replaced with a high protein feed product once the installation of our high protein feed system is complete and we have ramped up production of high protein feed.

Corn Oil

    Our revenues from corn oil sales increased by 6.5% in the fiscal year ended September 30, 2023, as compared to the same period in 2022 which was mainly the result of an increase in the average price per pound of corn oil sold for the fiscal year ended September 30, 2023, as compared to the same period in 2022. The average price per pound of corn oil sold for the fiscal year ended September 30, 2023, increased by 1.5% as compared to the same period in 2022. Overall, higher soybean oil prices along with increased biodiesel production had a positive effect on corn oil prices for the period. However, corn oil prices were lower towards the end of the period due to decreased soybean oil prices. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and may compete with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also likely to be negatively affected by an industry changes in corn oil supply due to improved operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We experienced an increase of 4.4% in pounds of corn oil sold during the fiscal year ended September 30, 2023, as compared to the same period in 2022 due to a higher corn oil yield on production for the period coupled with increased ethanol production. An increase or decrease in ethanol production rates in the future would result in a corresponding change in corn oil production. We also expect that there will be a period of time of up to three months before our corn oil production will return to historic levels once the installation of our high protein feed system is complete. This reduction in corn oil produced during the fiscal year ended September 30, 2024 as compared to the same period in 2023 could be significant.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the fiscal year ended September 30, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$77,177,913	100.0%	$94,854,225	99.9%
Other Revenue	—	—	116,331	0.1
Total Revenues	$77,177,913	100.0%	$94,970,556	100.0%

Soybeans

    During the fiscal year ended September 30, 2023, revenues from our Trading Division were derived primarily from transporting and selling soybeans. Our revenues from soybean sales decreased for the fiscal year ended September 30, 2023, as a result of a decrease in bushels of soybeans sold of 18.2% during the fiscal year ended September 30, 2023, as compared to the same period in 2022. The decrease in bushels of soybeans sold is primarily due to less conducive market conditions for selling for the fiscal year ended September 30, 2023.

    We also experienced a decrease of 0.3% in the average price per bushel of soybeans sold for the fiscal year ended September 30, 2023, as compared to the same period in 2022 primarily due to an adequate national supply of soybeans resulting in slightly lower soybean prices. The average price per bushel of soybeans sold was $14.89 based on sales of approximately 5,167,000 bushels for the fiscal year ended September 30, 2023.

Cost of Goods Sold

Ethanol Division

    Our cost of goods sold for this division as a percentage of its total revenues was 82.7% for the fiscal year ended September 30, 2023, as compared to 81.7% for the same period in 2022. This increase in cost of goods sold as a percentage of revenues was the result of an improved relationship between the prices of ethanol and corn, offset by decreased natural gas costs for the fiscal year ended September 30, 2023, as compared to the same period in 2022. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to commodities purchased as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2023, the bushels of corn we used to produce our ethanol, distillers grains and corn oil was nearly the same compared to the same period in 2022 due to slightly higher ethanol production levels coupled with decreased efficiencies for the fiscal year ended September 30, 2023, compared to the same period in 2022.

During the fiscal year ended September 30, 2023, our average price paid per bushel of corn decreased 4.1% as compared to the same period in 2022. Global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine contributed to higher corn prices towards the beginning of our 2023 fiscal year. However, corn prices fell towards the end of the period due primarily to favorable growing conditions for the corn crop for fall of 2023.

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

Natural Gas

    Our natural gas cost was lower during our fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. This decrease in the cost of natural gas for the fiscal year ended September 30, 2023, as compared to the same period in 2022 was primarily the result of a decrease of 34.1% in the average price per MMBTU of natural gas due to a mild winter season, a decrease in the price of crude oil, and decreased volatility in prices. We also used 1.0% less MMBTUs of natural gas for the fiscal year ended September 30, 2023, as compared to the same period in 2022 which was primarily due to increased efficiencies.

    Management expects that natural gas prices will be dependent upon government policy and the severity of the winter weather. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. We have executed a renewal to continue to lease 179 hopper cars under a multi-year agreement effective December 2023 through November 2028. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at September 30, 2023, to be approximately $2,358,000. During the year ended September 30, 2023, we have recorded an expense in cost of goods of approximately $360,000. We accrue the estimated cost per railcar damages over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,358,000 at September 30, 2023.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the fiscal year ended September 30, 2023 and 2022:

	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$74,918,828	97.1%	$91,224,755	96.1%
Total Cost of Goods Sold	$74,918,828	97.1%	$91,224,755	96.1%

Soybeans

    During the fiscal year ended September 30, 2023, our cost was primarily the procurement of soybeans sold. During the fiscal year ended September 30, 2023, our average price paid per bushel of soybeans was 2.7% more as compared to the same period in 2022 due to concerns over a smaller carryout of soybean inventory from the 2022 harvest and an increase in exports towards the end of the current period. We also purchased 28.7% less bushels of soybeans during the fiscal year ended September 30, 2023, as compared to the same period in 2022 due to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues were 1.8% for the fiscal year ended September 30, 2023, as compared to operating expenses of 1.5% of revenues for the same period in 2022. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. These expenses generally do not vary with the level of production at the plant; we expect our operating expenses to remain consistent with 2023 into and throughout our 2024 fiscal year.

Operating Income

    Our income from operations for the fiscal year ended September 30, 2023, was 13.3% of our revenues compared to operating income of 14.3% of revenues for the same period in 2022. The decrease in operating income for the fiscal year ended September 30, 2023, was primarily the result of a narrowed corn to ethanol spread.

Other Income (Expense)

    We had other income for the fiscal year ended September 30, 2023 of 0.6% of revenues compared to other income of 1.4% of revenues for the same period in 2022. Other income for the fiscal year ended September 30, 2023 consisted of residual funds received from a USDA Biofuel Producer Program grant of approximately $950,000. This income was partially offset by payments made during the fiscal year ended September 30, 2023 for items related to our CCS Project. Also, we invested a significant amount of our cash in U.S. Treasury securities and money markets based on those securities because of the rise in interest rates during the fiscal year. Other income, therefore, included a significant amount of interest income. Other income for the fiscal year ended September 30, 2022, consisted primarily of a grant received from the USDA Biofuel Producer Program of approximately $7.6 million.

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

    Our average price per gallon of ethanol sold for the fiscal year ended September 30, 2022, was 36.2% higher than our average price per gallon of ethanol sold for the same period in 2021. An increase in foreign and domestic demand, shipping disruptions attributed to labor shortages, and higher corn and oil prices contributed to higher ethanol market prices for the period. The increases were partially offset by higher ethanol production levels in the industry due to positive operating margins. In addition, corn and oil prices decreased towards the end of the period primarily due to increasing concerns of an economic slowdown which had a negative effect on ethanol prices.

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

    The average market price per ton of distillers grains sold for the fiscal year ended September 30, 2022, increased by 11.8% compared to the average price per ton of distillers grains sold for the same period in 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative during the fiscal year ended September 30, 2022.

    We experienced a decrease of 1.3% in distillers grains tons sold in the fiscal year ended September 30, 2022, as compared to the same period in 2021 due to decreased distillers grains production rates during the fiscal year.

Corn Oil

    Our revenues from corn oil sales increased by 53.9% in the fiscal year ended September 30, 2022, as compared to the same period in 2021 which was mainly the result of an increase in the average price per pound of corn oil sold for the period ended September 30, 2022, as compared to the same period in 2021. We experienced a decrease of 1.8% in pounds of corn oil sold during the fiscal year ended September 30, 2022, as compared to the same period in 2021 due to a slightly lower corn oil yield on production for the period coupled with timing of shipments.

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

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the fiscal year ended September 30, 2022, the bushels of corn we used to produce our ethanol, distillers grains and corn oil was nearly the same compared to the same period 2021 due to slightly higher ethanol production levels coupled with improved ethanol yield for the fiscal year ended September 30, 2022, compared to the same period in 2021.

During the fiscal year ended September 30, 2022, our average price paid per bushel of corn increased 18.7% as compared to the same period in 2021 due primarily to smaller ending stocks from the 2021 harvest, concerns regarding predictions of the corn crop for fall of 2022 and increased export demand from China. In addition, global economic uncertainty, market disruptions and increased volatility in commodity prices due to the Russian invasion of Ukraine have contributed to higher corn prices during the period. However, towards the end of the period, corn prices decreased somewhat due to a more favorable outlook for the size of the 2022 crop and increasing concerns of an economic slowdown.

Natural Gas

    Our natural gas cost was higher during our fiscal year ended September 30, 2022, as compared to the fiscal year ended September 30, 2021. This increase in the cost of natural gas for the fiscal year ended September 30, 2022, as compared to the same period in 2021 was primarily the result of an increase of 79.3% in the average price per MMBTU of natural gas primarily due to increased demand, an increase in the price of crude oil, and increased volatility in prices due to the Russian invasion of Ukraine. However, towards the end of the period ended September 30, 2022, natural gas prices decreased due to increasing concerns of an economic slowdown. We also used 0.9% more MMBTUs of natural gas for the fiscal year ended September 30, 2022, as compared to the same period in 2021 which was primarily due to slightly higher ethanol production.
Rail Car Rehabilitation Costs

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. Management has estimated total costs to rehabilitate the cars at September 30, 2022, to be approximately $2,037,000. During the year ended September 30, 2022, we have recorded an expense in cost of goods of $317,000. We accrue the estimated cost per railcar damages over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,037,000 at September 30, 2022.

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

Other Income (Expense)

We had other income for the fiscal year ended September 30, 2022 of 1.4% of revenues compared to other expense of 0.1% of revenues for the same period in 2021. Other income for the fiscal year ended September 30, 2022 consisted of a grant received from the USDA Biofuel Producer Program, along with the receipt of insurance proceeds from an inventory write off in the prior period. This income was offset by payments made during the fiscal year ended September 30, 2022 for items related to our CCS Project. Other expense for the fiscal year ended September 30, 2021, consisted primarily of a loss on the disposal of the boiler and a loss from tainted soybeans offset by the receipt of Paycheck Protection Program loan forgiveness.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2023

    The following table highlights the changes in our financial condition for the fiscal years ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Current Assets	$130,398,907	$102,033,729
Current Liabilities	$28,027,888	$27,431,166
Long-Term Liabilities	$32,207,342	$14,254,170
Members' Equity	$172,533,017	$147,270,492

    We experienced an increase in our current assets at September 30, 2023 as compared to September 30, 2022. This increase was primarily driven by an increase in our cash, cash equivalents, restricted cash, and accounts receivable at September 30, 2023 compared to September 30, 2022. Cash and cash equivalents rose because of two years of high profitability and our decision to hold that cash for investment in the CCS Project and other capital projects. Restricted cash rose based on the margin requirements for our hedge activity. Receivables rose because of the timing of shipments of ethanol. These increases were partially offset by a decrease in inventories at September 30, 2023 compared to September 30, 2022. Inventory values decreased due to a slower start to the harvest season resulting in lower inventory on hand at September 30, 2023, as compared to September 30, 2022.

    We experienced an increase in our current liabilities at September 30, 2023, as compared to September 30, 2022. This increase is primarily due to the increase in our accrued distributions for tax purposes at September 30, 2023, as compared to September 30, 2022.

    We experienced an increase in our long-term liabilities as of September 30, 2023, as compared to September 30, 2022 as a result of obtaining additional financing to fund the construction and installation of the high protein feed system as of September 30, 2023.

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

Comparison of Cash Flows for Fiscal Years Ended September 30, 2023 and 2022

The following table shows cash flows for the fiscal year ended September 30, 2023 and 2022:

	2023	2022
Net cash provided by operating activities	$83,407,784	$103,979,005
Net cash used for investing activities	(45,436,552)	(20,464,388)
Net cash used for financing activities	(17,926,437)	(54,170,950)
Net increase in cash, cash equivalents & restricted cash	20,044,795	29,343,667
Cash, cash equivalents & restricted cash, beginning of period	63,239,614	33,895,947
Cash, cash equivalents & restricted cash, end of period	$83,284,409	$63,239,614

Cash Flow from Operations

We experienced a decrease in our cash flow from operations for the fiscal year ended September 30, 2023, as compared to the same period in 2022. This decrease was primary due to lower net income for the period, a decrease in accrued expenses, and decreased deferral of payments for grain until January at September 30, 2023 compared with September 30, 2022. The decreased deferral amount can be attributed to a later start to the 2022 harvest season. The decrease can also be attributed to a lower income for the fiscal year ended September 30, 2023 compared with September 30, 2022 due to a narrowed corn to ethanol spread.

Cash Flow used for Investing Activities

We used more cash in investing activities for the fiscal year ended September 30, 2023, as compared to the same period in 2022. This increase was primarily the result of increased capital expenditures for the installation of our high protein feed system by ICM, Inc. for the fiscal year ended September 30, 2023, as compared with the same period in 2022. The increase can also be attributed to more cash used to purchase investments in debt securities based on a favorable return and the continued investment in Cardinal One Carbon Holdings, LLC for the fiscal year ended September 30, 2023, as compared with the same period in 2022.

Cash Flow used for Financing Activities

We used less cash for financing activities for the fiscal year ended September 30, 2023, as compared to the same period in 2022. This decrease was the result of obtaining additional financing to fund the construction and installation of our high protein feed system during the fiscal year ended September 30, 2023, as compared with the same period in 2022.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2023, we expect operations to generate adequate cash flows to maintain operations.
Comparison of Cash Flows for Fiscal Years Ended September 30, 2022 and 2021

    The following table shows cash flows for the fiscal year ended September 30, 2022 and 2021:

	2022	2021
Net cash provided by operating activities	$103,979,005	$32,148,142
Net cash used for investing activities	(20,464,388)	(3,846,527)
Net cash used for financing activities	(54,170,950)	(11,319,650)
Net increase in cash & restricted cash	29,343,667	16,981,965
Cash & restricted cash, beginning of period	33,895,947	16,913,982
Cash & restricted cash, end of period	$63,239,614	$33,895,947

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

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol, soybeans and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol, distillers grains and soybeans remain consistent with the relative price levels as of September 30, 2023, we expect operations to generate adequate cash flows to maintain operations.
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
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate on the Declining Loan at September 30, 2023 and 2022 was 8.45% and 6.20%, respectively. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow (as defined in the agreement) or $7,200,000, up to an aggregate prepayment amount of $18,000,000. We had borrowings outstanding of approximately $30,569,000 on the Declining Loan at September 30, 2023 and $9,000,000 at September 30, 2022.

Revolving Credit Loan

    The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate at September 30, 2023 and 2022 was 8.25% and 6.00%, respectively. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2023 or September 30, 2022. The Revolving Credit Loan is set to mature on February 28, 2024.
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

We are complying with our financial covenants and the other terms of our loan agreements at September 30, 2023. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements
    We are planning various capital projects scheduled for the 2024 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain probe and scale system, additional cooling tower pump, drainage work and other small miscellaneous projects which are expected to cost approximately $3,500,000 and be funded from operations and our current credit facilities.

We have also engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and our current credit facilities. We began installation of the system during the fourth quarter of our fiscal year 2022 and expect to complete installation by the end of calendar year 2023. Our distillers grains production will eventually be replaced with high protein feed once the installation of our high protein feed system is complete and our production of high protein feed has ramped up to expected rates. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. Installation of the system commenced during the fourth quarter of our 2022 fiscal year.

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

On January 16, 2023, Cardinal One Carbon Holdings, LLC, our wholly owned subsidiary, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. Cardinal One Carbon Holdings, LLC owns a 50% limited partnership interest in the Limited Partnership. The LPA contemplates that Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP will make capital contributions to fund the Project and receive distributions in accordance with their respective ownership interests. As of September 30, 2023, Cardinal One Carbon Holdings, LLC has invested $6,075,000 into the CCS project. It is currently expected that the CCS Project will require Cardinal One Carbon Holdings, LLC to invest up to $18,000,000 to reach commercial operations.

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

We have taken certain steps towards implementing the CCS Project including filing the application for the necessary permitting and acquiring rights from landowners that will be needed in order to complete the CCS Project. In addition, we have granted rights to the joint venture including a surface easement and a lease of pore space below the surface of our property for use in sequestration if the CCS Project is successful. We have also ordered some of the equipment that will be needed for the Project. However, the CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 15 - Equity Method Investments for more information.

Passthrough Entity Tax

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At September 30, 2023, accrued distributions for passthrough entity tax was $2,100,000. In April 2023, the Company paid approximately $2,279,000 for 2022 taxes.

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

Grants

On May 23, 2022, we received an award from the USDA Biofuel Producer Program of approximately $7,652,000. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. We received residual funds from the USDA Biofuel Producer Program of approximately $950,000 on August 30, 2023.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our contractual obligations and approximate commitments as of September 30, 2023:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Two Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$30,568,958	$1,136,681	$7,266,856	$22,165,421	$—
Operating Lease Obligations	3,122,760	2,704,780	417,980	—	—
Purchase Obligations	35,301,600	34,320,322	981,278	—	—
Total Contractual Cash Obligations	$68,993,318	$38,161,783	$8,666,114	$22,165,421	$—

    The operating lease obligations in the table above include our hopper and tank railcar lease obligations as of September 30, 2023. Purchase obligations consist of forward contracted corn and soybean deliveries and forward contracted natural gas purchases.

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

    We enter into derivative instruments to hedge the variability of expected future cash flows related to commodity markets. We do not typically enter into derivative instruments other than for economic hedging purposes. All derivative instruments are recognized on the September 30, 2023 balance sheet at their fair market value. Changes in the fair value of a derivative instrument that is designated as and meets all of the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

    As of September 30, 2023, we have open short (selling) positions for 14,450,001 bushels of corn and long (buying) positions for 13,055,000 bushels of corn on the Chicago Board of Trade, open short (selling) positions of 75,600,000 gallons of ethanol and long (buying) positions of 30,240,000 gallons of ethanol on the Chicago Board of Trade. We have open long (buying) positions of 1,263,012 mmbtus for natural gas on the Chicago Board of Trade. We have open long (buying) positions of 600,000 pounds for soybean oil on the Chicago Board of Trade. We also have open short (selling) positions for 530,000 bushels of soybeans and no open long (buying) positions of bushels of soybeans on the Chicago Board of Trade. These derivatives have not been designated as an effective hedge for accounting purposes. Corn, ethanol, natural gas, soybean oil, and soybean positions are forecasted to settle through December 2024, September 2024, April 2024, December 2023, and January 2025, respectively. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

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

We enter into forward contracts for grain purchases and natural gas to supply the two divisions. These contracts represent firm purchase commitments which must be evaluated for potential losses. We have determined that there are no losses that are required to be recognized on these firm purchase commitments related to contracts in place at September 30, 2023. Our estimates include various assumptions including the future prices of ethanol, distillers grains, corn, natural gas and soybeans.

    We lease 180 hopper rail cars under a multi-year agreement which ends in November 2023. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon return of each car at the termination of the lease. We have estimated total costs to rehabilitate the cars at September 30, 2023, to be approximately $2,358,000. This is based on our estimate of incurred damages as of the end of the fiscal year, on expected total car damages at the lease termination, and upon damage claims charged to industry peers with similar leasing arrangements. During the year ended September 30, 2023, we have recorded an expense in cost of goods sold of $360,000. We accrue the estimated cost of damage to the rail cars over the term of the lease, but because the actual cost is not finalized until the lease termination, it is reasonably possible that there will be a change in the estimate in the future.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. We had borrowings outstanding of approximately $30,569,000 on the Declining Loan at September 30, 2023 and the applicable interest rate was 8.45% at September 30, 2023. We had no borrowings on the Revolving Credit Loan at September 30, 2023 and the applicable interest rate was 8.25% at September 30, 2023. The specifics of the Declining Loan and the Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at September 30, 2023, would be approximately $260,000.

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

    At September 30, 2023, we had a net short position of 45,360,000 gallons of ethanol under derivative contracts used to hedge our future ethanol sales for various delivery periods through September 2024, a net short (selling) position of 1,395,001 bushels of corn under derivative contracts used to hedge our forward corn contracts, corn inventory and ethanol sales for various delivery periods through December 2024. At September 30, 2023 we had a net long (buying) position of 1,263,012 mmbtus of natural gas under derivatives contracts used to hedge our forward natural gas contracts for various delivery periods through April 2024. At September 30, 2023, we had a net long (buying) position of 600,000 pounds of soybean oil under derivative contracts used to hedge our future corn oil sales for various delivery periods through December 2023. At September 30, 2023, we had a net short (selling) position of 530,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts for various periods through January 2025 that it had entered into for its new Trading Division. These derivatives have not been designated as an effective hedge for accounting purposes. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding as disclosed above. At September 30, 2023, we also had entered into certain forward purchase contracts for soybeans at fixed prices for which we elected to account for as derivatives. The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal years ended September 30, 2023, 2022 and 2021:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Corn Derivative Contracts	$12,891,994	$(4,677,214)	$(18,881,451)
Ethanol Derivative Contracts	6,873,197	(6,192,448)	1,392,605
Natural Gas Derivative Contracts	(2,569,990)	(39,039)	(836)
Soybean Oil Derivative Contracts	44,610	179,637	1,813,519
Soybean Derivative Contracts	(869,262)	(3,883,992)	(6,518,841)
Soybean Forward Purchase and Sales Contracts Derivatives	(122,959)	(621,040)	(894,717)
Totals	$16,247,590	$(15,234,096)	$(23,089,721)

    At September 30, 2023, we had forward corn purchase contracts at various fixed prices for various delivery periods through December 2024 for 7.5% of our expected production needs for the next 15 months. At September 30, 2023, we also had forward dried distiller grains sales contracts at various fixed prices for various delivery periods through December 2023 for 24.8% of expected production for the next 3 months and forward corn oil contracts at various prices for various delivery periods through October 2023 for 48.2% of expected production for the next month. Also, at September 30, 2023, we had forward natural gas contracts for 46.9% of expected purchases for the next 13 months at various prices for various delivery periods through October 2024. We had no forward ethanol sales contracts at fixed prices as of September 30, 2023.

    We began operating our Trading Division in late September 2017. In preparation for beginning those operations, we entered into forward purchases contracts for soybeans. At September 30, 2023, the Company had soybean forward purchase and sales contracts at various fixed prices for various delivery periods through January 2025 for 6.3% of its anticipated trading volume of that commodity for the next 16 months.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of September 30, 2023 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from September 30, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2023	Approximate Adverse Change to Income
Natural Gas	1,773,000	MMBTU	10%	$519,000
Ethanol	138,000,000	Gallons	10%	$29,946,000
Corn	42,496,000	Bushels	10%	$20,260,000
DDGs	304,000	Tons	10%	$5,315,000
Corn Oil	42,180,000	Pounds	10%	$2,657,000
Soybeans - Purchase	4,586,000	Bushels	10%	$5,595,000
Soybeans - Sale	4,806,000	Bushels	10%	$5,935,000

For comparison purposes, the results of our sensitivity analysis as of September 30, 2022, were approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of September 30, 2022	Approximate Adverse Change to Income
Natural Gas	1,778,000	MMBTU	10%	$1,203,000
Ethanol	138,000,000	Gallons	10%	$34,299,000
Corn	40,784,000	Bushels	10%	$27,652,000
DDGs	307,000	Tons	10%	$6,745,000
Corn Oil	40,176,000	Pounds	10%	$2,812,000
Soybeans - Purchase	4,234,000	Bushels	10%	$5,652,000
Soybeans - Sale	5,000,000	Bushels	10%	$6,824,000

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Members of Cardinal Ethanol, LLC and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cardinal Ethanol, LLC and Subsidiaries (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, changes in members’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.
/s/ Boulay PLLP
We have served as the Company's auditor since 2005.
Minneapolis, Minnesota
November 30, 2023

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	September 30, 2023	September 30, 2022

Current Assets
Cash and cash equivalents	$69,859,066	$53,937,943
Restricted cash	13,425,343	9,301,671
Trade accounts receivable	18,407,126	12,511,601
Investments in available-for-sale debt securities	12,407,939	—
Miscellaneous receivables	478,069	1,114,588
Inventories	15,103,440	23,370,767
Prepaid and other current assets	298,635	464,498
Futures and options derivatives	352,464	972,041
Forward purchase/sales derivatives	66,825	360,620
Total current assets	130,398,907	102,033,729

Property, Plant, and Equipment
Land and land improvements	22,522,222	22,522,222
Plant and equipment	162,403,592	160,156,395
Building	8,913,364	8,913,364
Office equipment	961,001	948,749
Vehicles	31,928	31,928
Construction in process	42,798,504	19,624,102
	237,630,611	212,196,760
Less accumulated depreciation	(145,307,052)	(133,739,702)
Property, Plant, and Equipment, Net	92,323,559	78,457,058

Other Assets
Operating lease right of use asset, net	3,012,582	6,808,992
Investments	7,033,199	1,656,049
Total other assets	10,045,781	8,465,041

Total Assets	$232,768,247	$188,955,828

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2023	September 30, 2022

Current Liabilities
Accounts payable	$3,171,886	$4,426,732
Accounts payable - grain	11,005,387	12,335,894
Accrued expenses	4,695,515	3,897,364
Due to broker	1,232,522	—
Futures and options derivatives	3,817,921	2,669,433
Forward purchase/sales derivatives	356,177	507,408
Operating lease liability current	2,611,799	3,594,335
Current maturities of long-term debt	1,136,681	—
Total current liabilities	28,027,888	27,431,166

Long-Term Liabilities
Long-term debt, net of current maturities	29,432,277	9,000,000
Operating lease long-term liabilities	416,931	3,217,532
Liability for railcar rehabilitation costs	2,358,134	2,036,638
Total long-term liabilities	32,207,342	14,254,170

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	(10,671)	—
Retained earnings	101,631,475	76,358,279
Total members' equity	172,533,017	147,270,492

Total Liabilities and Members’ Equity	$232,768,247	$188,955,828

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021

Revenues	$502,734,878	$546,691,371	$404,002,166

Cost of Goods Sold	427,014,319	460,306,891	369,373,828

Gross Profit	75,720,559	86,384,480	34,628,338

Operating Expenses	9,053,455	8,083,150	7,179,061

Operating Income	66,667,104	78,301,330	27,449,277

Other Income (Expense)
Interest income	2,541,382	6,152	—
Interest expense	—	(36,560)	(133,619)
Miscellaneous income (expense)	1,030,219	7,436,663	(205,780)
Loss on equity method investment	(420,114)	(3,721)	—
Total	$3,151,487	$7,402,534	$(339,399)

Net Income	$69,818,591	$85,703,864	27,109,878

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$4,780	$5,868	$1,856

Distributions Per Unit	$2,750	$4,325	$775

Unrealized loss on available-for-sale debt securities	(10,671)	—	—
Total comprehensive loss	(10,671)	—	—
Net Comprehensive Income	$69,807,920	$85,703,864	$27,109,878

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities
Net income	$69,818,591	$85,703,864	$27,109,878
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,567,350	11,296,772	11,296,401
Earnings on available-for-sale debt securities	(530,845)	—	—
Earnings on held-to-maturity debt securities	(14,196)	—	—
Change in fair value of commodity derivative instruments	1,910,629	807,345	(125,703)
Loss on sale of equipment	—	—	906,785
Forgiveness of Paycheck Protection Program Loan	—	—	(856,665)
Non-cash dividend income	(122,264)	—	—
Non-cash lease expense	13,273	1,262	—
Loss on equity method investments	420,114	3,721	—
Change in operating assets and liabilities:
Trade accounts receivables	(5,895,525)	874,809	(4,211,473)
Miscellaneous receivables	636,519	(710,315)	408,787
Inventories	8,267,327	3,216,265	(9,268,332)
Prepaid and other current assets	165,863	(252,237)	(25,500)
Contract liability	—	—	(15,000)
Accounts payable	(993,273)	560,101	(429,407)
Accounts payable - grain	(1,330,507)	393,171	6,268,938
Accrued expenses	(2,059,290)	1,798,289	791,353
Liability for railcar rehabilitation costs	321,496	285,958	298,080
Due to broker	1,232,522	—	—
Net cash provided by operating activities	83,407,784	103,979,005	32,148,142

Cash Flows from Investing Activities
Capital expenditures	—	—	—
Payments for construction in process	(27,887,983)	(20,064,388)	(3,846,527)
Investments in Cardinal One Carbon Holdings	(5,675,000)	(400,000)	—
Investments in available-for-sale debt securities	(28,487,765)	—	—
Proceeds from maturities of available-for-sale debt securities	16,600,000	—	—
Investments in held-to-maturity debt securities	(585,804)	—	—
Proceeds from maturities of held-to-maturity debt securities	600,000	—	—
Net cash used for investing activities	(45,436,552)	(20,464,388)	(3,846,527)

Cash Flows from Financing Activities
Distributions paid	(42,445,395)	(63,170,950)	(11,319,650)
Proceeds from revolving credit loan	49,427,275	26,255,550	105,850,279
Payments on revolving credit loan	(49,427,275)	(26,255,550)	(105,850,279)
Proceeds from economic development fund	2,950,000	—	—
Proceeds from long-term debt	21,568,958	9,000,000	1,222,417
Payments on long-term debt	—	—	(1,222,417)
Net cash used for financing activities	(17,926,437)	(54,170,950)	(11,319,650)

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Net Increase in Cash, Cash Equivalents and Restricted Cash	20,044,795	29,343,667	16,981,965

Cash, Cash Equivalents and Restricted Cash – Beginning of Period	63,239,614	33,895,947	16,913,982

Cash, Cash Equivalents and Restricted Cash – End of Period	$83,284,409	$63,239,614	$33,895,947

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$69,859,066	$53,937,943	$25,798,906
Restricted Cash - Balance Sheet	13,425,343	9,301,671	8,097,041
Cash, Cash Equivalents and Restricted Cash	$83,284,409	$63,239,614	$33,895,947

Supplemental Cash Flow Information
Interest paid	$1,404,258	$4,010	$133,619

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in process included in accrued expenses and accounts payable	$839,008	$343,140	$53,343
Construction period interest capitalized in property, plant and equipment	$1,584,092	$—	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members' Equity

	Member	Retained	Accumulated Other Comprehensive
	Contributions	Earnings	Income (Loss)	Total
Balance - September 30, 2020	$70,912,213	$38,035,137	$—	$108,947,350

Net income for year ended September 30, 2021	—	27,109,878	—	27,109,878

Member Distributions	—	(11,319,650)	—	(11,319,650)

Balance - September 30, 2021	$70,912,213	$53,825,365	$—	$124,737,578

Net income for year ended September 30, 2022	—	85,703,864	—	85,703,864

Member Distributions	—	(63,170,950)	—	(63,170,950)

Balance - September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net income for year ended September 30, 2023	—	69,818,591	—	69,818,591

Member Distributions	—	(44,545,395)	—	(44,545,395)

Unrealized loss on available-for-sale debt securities	—	—	(10,671)	(10,671)

Balance - September 30, 2023	$70,912,213	$101,631,475	$(10,671)	$172,533,017

Notes to Consolidated Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the fiscal years ended September 30, 2023, 2022 and 2021, the Company produced approximately 138,800,000, 136,700,000 and 136,100,000 gallons of ethanol, respectively.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others: the useful life of fixed assets, valuation of inventories, the assumptions used in the analysis of the impairment of long lived assets, allowance for credit losses, railcar rehabilitation costs, and inventory purchase commitments.

The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others: the useful lives of fixed assets, allowance for credit losses, the valuation of inventory purchase and sale commitment derivatives and inventory at market.

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

Investments in Held-to-Maturity Debt Securities

The Company holds funds in short-term investments in debt securities, such as U.S. treasury bills or treasury notes. Some of the investments in debt securities have an original maturity date greater than three months and are being held until maturity in the hedge accounts as collateral for initial margin requirements, these investments are classified as held-to-maturity. The Company has the ability and intent to hold until maturity and the classification was determined at the time of purchase. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At September 30, 2023, and 2022, the Company did not have any held-to-maturity investments.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are included as a component of operating expenses in the statements of operations. The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, the Company

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
considers historical collectibility based on past due status and make judgements about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. At September 30, 2023, and 2022, the Company determined that an allowance for credit losses was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at September 30, 2023 and 2022. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the fiscal years ending September 30, 2023, 2022, and 2021.

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investment is stated at the lower of cost or fair value and adjusted for non-cash patronage equities and cash equity redemptions received. Non-cash patronage dividends are recognized when received and included within revenue in the statements of operations.

The Company has also created certain subsidiaries to achieve some of its varying business interests that are not directly related to ethanol production or trading of grain. One has been formed as a corporation, while the other has been formed as a limited liability company (LLC) to hold interests in affiliated companies for carbon capture and underground sequestration (CCS). Through its LLC, the Company owns a fifty percent interest in a joint venture which is accounted for as an equity method investment as described in detail in Note 15 - Equity Method Investments.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
Passthrough Entity Tax

The Company records Indiana passthrough entity tax in accordance with ASC 740 and has elected to account for the payments as an equity transaction through member distributions. At September 30, 2023, accrued distributions for Indiana passthrough entity tax was $2,100,000. The Company paid approximately $2,279,000 for 2022 taxes during the fiscal year ended September 30, 2023.

Economic Development Fund

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (the "Commission") to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money paid towards property tax is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. The Company does not have title to or control over the funds in the acquisition account.

On February 14, 2023, the Company received $2,950,000 from the Commission. The Company has elected to account for this transaction under the International Accounting Standards (IAS) No. 20 Accounting for Government Disclosure of Government Assistance as the U.S. Accounting Standards Codification (U.S. GAAP) does not contain explicit guidance. The Company reported this transaction in the statement of cash flows as proceeds form the economic development fund, and in the balance sheet as a reduction of payments for construction in process.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in the consolidated financial statements.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable, miscellaneous receivables, accounts payable (other than those measured as fair value discussed in Note 8), accounts payable-grain, and accrued expenses approximates fair value at September 30, 2023 and 2022 due to the short maturity nature of these instruments. The fair value of derivative instruments, available-for-sale debt securities, Trading Division inventory, and debt is disclosed in Note 8.

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value on the balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2023, 2022, or 2021 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at September 30, 2023 or 2022.

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

Income Taxes

Cardinal Ethanol, LLC and Subsidiaries is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, income or losses are included in the income tax returns of the members and partners.  Accordingly, no provision or liability for federal or state income taxes has been included in these consolidated financial statements.  The Company had no significant uncertain tax positions as of September 30, 2023 or 2022. Differences between the financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.  In addition, the Company uses the modified accelerated cost recovery system method (MACRS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. For years before 2019, the Company is no longer subject to U.S. Federal income tax examinations.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following tables disaggregate revenue by major source:

Fiscal Year Ended September 30, 2023

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$330,330,829	$—	$330,330,829
Distillers Grains	65,062,188	—	65,062,188
Corn Oil	29,456,495	—	29,456,495
Carbon Dioxide	434,261	—	434,261
Other Revenue	273,192	—	273,192
Total revenues from contracts with customers	425,556,965	—	425,556,965

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	77,177,913	77,177,913
Total revenues from contracts accounted for as derivatives	—	77,177,913	77,177,913
Total Revenues	$425,556,965	$77,177,913	$502,734,878

Fiscal Year Ended September 30, 2022

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$359,726,018	$—	$359,726,018
Distillers Grains	63,798,998	—	63,798,998
Corn Oil	27,656,525	—	27,656,525
Carbon Dioxide	473,449	—	473,449
Other Revenue	65,825	116,331	182,156
Total revenues from contracts with customers	451,720,815	116,331	451,837,146

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	94,854,225	94,854,225
Total revenues from contracts accounted for as derivatives	—	94,854,225	94,854,225
Total Revenues	$451,720,815	$94,970,556	$546,691,371

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
Fiscal Year Ended September 30, 2021

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$251,922,325	$—	$251,922,325
Distillers Grains	57,818,038	—	57,818,038
Corn Oil	17,966,544	—	17,966,544
Carbon Dioxide	484,752	—	484,752
Other Revenue	54,275	121,200	175,475
Total revenues from contracts with customers	328,245,934	121,200	328,367,134

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	75,635,032	75,635,032
Total revenues from contracts accounted for as derivatives	—	75,635,032	75,635,032
Total Revenues	$328,245,934	$75,756,232	$404,002,166

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

3. CONCENTRATIONS

Two major customers accounted for approximately 86% and 82% of the outstanding accounts receivable balance at September 30, 2023 and September 30, 2022, respectively. The same two customers, with the addition of one other not included in the receivable concentration, accounted for approximately 90% of revenue for the year ended September 30, 2023. The same two customers, with the addition of one other not included in the receivable concentration, accounted for approximately 93% for the year ended September 30, 2022. The same two customers also accounted for approximately 81% the year ended September 30, 2021.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022

4.  INCOME TAXES

The differences between financial statement basis and tax basis of assets and liabilities at September 30, 2023 and 2022 are as follows:

	2023	2022
Financial statement basis of assets	$232,768,247	$188,955,828
Organization and start-up costs	2,899,172	3,160,001
Book to tax depreciation and amortization	(40,375,253)	(48,551,783)
Book to tax derivative instruments	(352,464)	(967,461)
Book to tax operating lease right of use asset	(3,012,581)	(6,808,992)
Capitalized inventory	132,000	127,000
Book to tax investment in subsidiary	807,189	—
Income tax basis of assets	$192,866,310	$135,914,593

Financial statement basis of liabilities	$60,235,230	$41,685,336
Book to tax derivative instruments	(3,817,921)	(2,664,853)
Book to tax operating lease liability	(3,028,730)	(6,811,869)
Accrued employee benefits	(1,258,375)	(849,646)
Accrued rail car rehabilitation costs	(2,358,134)	(2,036,638)
Income tax basis of liabilities	$49,772,070	$29,322,330

5. MEMBERS' EQUITY

The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income and losses are allocated to all members based upon their respective percentage of units held.

Distribution dates and amounts for the fiscal year ended September 30, 2023 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 15, 2022	$500	$7,303,000	November 2022
February 21, 2023	500	7,303,000	March 2023
May 16, 2023	1,250	18,257,500	May 2023
September 19, 2023	500	7,303,000	September 2023
Totals	$2,750	$40,166,500

In November 2023, the Company declared a distribution of $300 per unit for a total distribution of $4,381,800.

In addition to the distributions seen in the table above, the Company recorded Indiana passthrough entity tax as an equity transaction through member distributions of approximately $4,379,000 during the fiscal year ended September 30, 2023.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
Distribution dates and amounts for the fiscal year ended September 30, 2022 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 16, 2021	$650	$9,493,900	November 2021
February 15, 2022	1,500	21,909,000	March 2022
May 17, 2022	675	9,859,050	June 2022
August 16, 2022	1,500	21,909,000	August 2022
Totals	$4,325	$63,170,950

Distribution dates and amounts for the fiscal year ended September 30, 2021 are listed in the table below:

Date Declared	Distribution Declared Per Unit	Total Distribution Amount	Month Distribution Paid
November 17, 2020	$100	$1,460,600	November 2020
February 9, 2021	150	2,190,900	February 2021
June 15, 2021	200	2,921,200	June 2021
August 17, 2021	325	4,746,950	August 2021
Totals	$775	$11,319,650

6.  INVENTORIES

Inventories consist of the following as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Ethanol Division:
Raw materials	$3,517,682	$7,206,914
Work in progress	1,848,663	2,442,453
Finished goods	4,638,966	7,513,988
Spare parts	4,789,021	4,178,807
Ethanol Division Subtotal	$14,794,332	$21,342,162
Trading Division:
Grain inventory	$309,108	$2,028,605
Trading Division Subtotal	309,108	2,028,605
Total Inventories	$15,103,440	$23,370,767

The Company did not have a net realizable value write-down of ethanol inventory for the years ended September 30, 2023, 2022 and 2021.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At September 30, 2023, the Company has forward corn purchase contracts at various fixed prices for various delivery periods through December 2024 for approximately 7% of expected production needs for the next 15 months. Given the uncertainty of future ethanol and corn prices, the Company could incur a

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, and has determined that no impairment existed at September 30, 2023 and September 30, 2022. At September 30, 2023, the Company has forward natural gas purchase contracts for 47% of expected usage for the next 13 months at various prices for various delivery periods through October 2024. The Company has no forward ethanol sales contracts at fixed prices at September 30, 2023. The Company did have dried distiller grains sales contracts for 25% of expected production for the next 3 months through December 2023. The Company has forward corn oil sales contracts for 48% of expected production for the next month at various fixed prices for various delivery periods through October 2023. Also, the Company purchased corn from related parties during the year ended September 30, 2023 totaling approximately $783,000.

At September 30, 2023, the Company has soybean forward purchase contracts at various fixed prices for various delivery periods through January 2025 for 6% of its anticipated trading volume of that commodity for the next 16 months. Also, the Company did not purchase any soybeans from related parties during the fiscal year ended September 30, 2023.

7. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, natural gas, soybean oil, and soybean derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.

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

At September 30, 2023, the Ethanol Division had a net short (selling) position of 1,395,001 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. The Ethanol Division had a net short (selling) position of 10,080,000 bushels of corn under derivative contracts as of September 30, 2022. Most of these corn derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various delivery periods through December 2024 as of September 30, 2023. The Ethanol Division had a net short (selling) position of 45,360,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales as of September 30, 2023. The Ethanol Division had a net short (selling) position of 12,390,000 gallons of ethanol under derivative contracts as of September 30, 2022. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through September 2024 as of September 30, 2023. The Ethanol Division had a net long (buying) position of 1,263,012 mmbtus of natural gas under derivative contracts used to hedge its future natural gas sales as of September 30, 2023. The Ethanol Division had no open positions of natural gas under derivative contracts as of September 30, 2022. These natural gas derivatives are traded on the New York Mercantile Exchange and other markets and are forecasted to settle for various delivery periods through April 2024 as of September 30, 2023. The Ethanol Division had a net long (buying) position of 600,000 pounds of soybean oil under derivative contracts used to hedge its future corn oil sales as of September 30, 2023. The Ethanol Division had no open positions of soybean oil under derivative contracts as of September 30, 2022. These soybean oil derivatives are traded on the Chicago Board of trade and are forecasted to settle through December 2023 as of September 30, 2023.

At September 30, 2023, the Trading Division had a net short (selling) position of 530,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are forecasted to settle for various period through January 2025 as of September 30, 2023. The Trading Division had

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
a short (selling) position of 1,235,000 bushels of soybeans under derivative contracts as of September 30, 2022. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2023:

Instrument	Balance Sheet Location	Assets	Liabilities

Ethanol Futures and Options Contracts	Futures and Options Derivatives	$—	$3,513,693
Corn Futures and Options Contracts	Futures and Options Derivatives	$—	$29,108
Natural Gas Futures and Options Contracts	Futures and Options Derivatives	$—	$253,586
Soybean Oil Futures and Options Contracts	Futures and Options Derivatives	$—	$21,534
Soybean Futures and Options Contracts	Futures and Options Derivatives	$352,464	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$66,825	$356,177
As of September 30, 2023, the Company had approximately $13,400,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, natural gas, and soybean derivatives held by three brokers.

The following table provides balance sheet details regarding the Company's derivative financial instruments at September 30, 2022:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$—	$841,470
Corn Futures and Options Contracts	Futures and Options Derivatives	$—	$1,827,963
Soybean Futures and Options Contracts	Futures and Options Derivatives	$972,041	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sale Derivatives	$360,620	$507,408

As of September 30, 2022, the Company had approximately $9,300,000 of cash collateral (restricted cash) related to ethanol, corn, and soybean derivatives held by three brokers.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2023:

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$6,873,197
Corn Futures and Options Contracts	Cost of Goods Sold	12,891,994
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(2,569,990)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	44,610
Soybean Futures and Options Contracts	Cost of Goods Sold	(869,262)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(122,959)
Totals		$16,247,590

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

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments for the fiscal year ended September 30, 2021:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022

Instrument	Statement of Operations Location	Amount
Ethanol Futures and Options Contracts	Revenues	$1,392,605
Corn Futures and Options Contracts	Cost of Goods Sold	(18,881,451)
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(836)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	1,813,519
Soybeans Futures and Options Contracts	Cost of Goods Sold	(6,518,841)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(894,717)
Totals		$(23,089,721)

8. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(29,108)	$(29,108)	$(60,637)	$31,529	$—
Ethanol Futures and Options Contracts	$(3,513,693)	$(3,513,693)	$(3,513,693)	$—	$—
Natural Gas Futures and Options Contracts	$(253,586)	$(253,586)	$(39,300)	$(214,286)	$—
Soybean Oil Futures and Options Contracts	$(21,534)	$(21,534)	$(21,534)	$—	$—
Soybean Futures and Options Contracts	$352,464	$352,464	$352,464	$—	$—
Soybean Forward Purchase Contracts	$(289,352)	$(289,352)	$—	$(289,352)	$—
Soybean Inventory	$309,108	$309,108	$—	$309,108	$—
Accounts Payable	$(3,908,868)	$(3,908,868)	$—	$(3,908,868)	$—
Treasury Bills (classified as investments in available-for-sale debt securities)	$12,407,939	$12,407,939	$12,407,939	$—	$—

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(1,827,963)	$(1,827,963)	$(1,827,963)	$—	$—
Ethanol Futures and Options Contracts	$(841,470)	$(841,470)	$(841,470)	$—	$—
Soybean Futures and Options Contracts	$972,041	$972,041	$972,041	$—	$—
Soybean Forward Purchase Contracts	$(146,788)	$(146,788)	$—	$(146,788)	$—
Soybean Inventory	$2,028,605	$2,028,605	$—	$2,028,605	$—
Accounts Payable	$(4,379,251)	$(4,379,251)	$—	$(4,379,251)	$—
Treasury Bills (classified as investments in available-for-sale debt securities)	$33,228,697	$33,228,697	$33,228,697	$—	$—

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

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near September 30, 2023 and 2022.

Accounts payable is generally stated at historical amounts with the exception of approximately $3,909,000 and $4,379,000 at September 30, 2023 and 2022, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt at September 30, 2023 and September 30, 2022 approximated the carrying value of approximately $30,569,000 and $9,000,000, respectively and are considered to be a Level 2 input. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
Declining Loan

The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate on the Declining Loan at September 30, 2023 and 2022 was 8.45% and 6.20%, respectively. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow (as defined in the agreement) or $7,200,000, up to an aggregate prepayment amount of $18,000,000. The Company had borrowings outstanding of approximately $30,569,000 on the Declining Loan at September 30, 2023 and $9,000,000 borrowings outstanding at September 30, 2022.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate at September 30, 2023 and 2022 was 8.25% and 6.00%, respectively. There were no borrowings outstanding on the Revolving Credit Loan at September 30, 2023 and September 30, 2022. The Revolving Credit Loan is set to mature on February 28, 2024.

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

Long-term debt, as discussed above, consists of the amount drawn on the Declining Note of $30,568,958 at September 30, 2023 with $1,136,681 due within one year.

The estimated maturities of long-term debt at September 30, 2023 are as follows:

October 1, 2023 to September 30, 2024	$1,136,681
October 1, 2024 to September 30, 2025	3,478,432
October 1, 2025 to September 30, 2026	3,788,424
October 1, 2026 to September 30, 2027	4,126,042
October 1, 2027 to September 30, 2028	4,489,778
Thereafter	13,549,601
Total	$30,568,958
Less: amounts due in one year	1,136,681
Total long-term debt, net of current maturities	$29,432,277

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
10. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. At September 30, 2023, the Company’s weighted average discount rate was 5.88%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 2.5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2023, the weighted average remaining lease term was 1.10 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities at September 30, 2023:

For the Fiscal Year Ending September 30,
2024	$2,704,780
2025	417,980
Totals	3,122,760
Amount representing interest	(94,030)
Lease liabilities	$3,028,730

At September 30, 2023, the Company recorded operating lease costs of approximately $3,770,000 in cost of goods sold in the Company’s statement of operations. At September 30, 2022, the Company recorded $1,135,000 in cost of goods sold in the Company's statement of operations. Cash paid for the operating leases was approximately $3,780,000 for the year ended September 30, 2023 and approximately $3,659,000 for the year ended September 30, 2022.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
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

Rail Car Rehabilitation Costs

The Company leases 180 hopper rail cars under a multi-year agreement which ends in November 2023. The Company has executed a renewal to lease 179 hopper rail cars under a multi-year agreement effective December 2023 and ending in November 2028. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Company management has estimated total costs to rehabilitate the cars at September 30, 2023, to be approximately $2,358,000. During the year ended September 30, 2023, the Company has recorded an expense in cost of goods totaling $360,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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

Development Agreement

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money the Company pays toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the plant. The Company does not have title to or control over the funds in the acquisition account, no amounts have been recorded in the balance sheet relating to this accounts. During the year ended September 30, 2023, $2,950,000 was refunded to the Company and used to offset capital expenditures. During the year ended September 30, 2022, no amount was refunded to the Company and used to offset costs of capital expenditures.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
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

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which is expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and from the current credit facilities as amended. This project is expected to be completed by the end of calendar year 2023.

Asset Purchase Agreement

On October 23, 2023, Cardinal Colwich, LLC ("Cardinal Colwich"), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Alliance Management, LLC (the "Receiver") acting in its capacity as the court-appointed receiver (the "APA"). The APA provides for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The cash purchase price for the Purchased Assets is $44,000,000. In addition, Cardinal Colwich will assume certain liabilities specified in the APA. The APA and the consummation of the sale transaction is subject to approval by the court and other closing conditions including, but not limited to, receipt of consents and approvals necessary for the assignment and transfer of certain contracts to be assigned by Seller and assumed by Cardinal Colwich, transfer of the Purchased Assets free and clear of any claims, and receipt of a title insurance policy insuring good, marketable title. The Company expects to fund the purchase from operations and is currently exploring an amendment of its current credit facilities to allow it to borrow up to 50% of the cash purchase price upon consummation of the transaction.
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

12. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan available to all of its qualified employees. Effective January 2022, the Company contributes 100% of employee contributions up to 5% of the eligible wages of each employee. The plan is a safe harbor plan where the Company match is guaranteed prior to the beginning of the year. Employees are eligible after six months of service. The Company contributed approximately $176,000, $147,000 and $121,000 to the defined contribution plan during the years ended September 30, 2023, 2022 and 2021, respectively.

13. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the fiscal year ended September 30, 2023, ethanol sales averaged approximately 66% of total revenues and corn costs averaged 68% of total cost of goods sold.

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as supply and demand,

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022
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

Economic conditions for the ethanol industry have been favorable during fiscal years 2022 and 2023. However, the military invasion of Ukraine by Russia in the second quarter of fiscal year 2022 and sanctions imposed by other countries as a result have created global economic uncertainty and contributed to increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. The economic impact of this war and the potential effects on the Company's operating and financial performance is currently unknown. Additionally, there have been economic indicators that the United States could be facing a possible recession which have primarily resulted in interest rate hikes by the Federal Reserve in an attempt to reduce inflation. The Company continues to monitor economic conditions that might affect our profitability. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce the ethanol production rate or even temporarily shut down ethanol production altogether.

On May 23, 2022, the Company received an award of approximately $7,652,000 from the United States Department of Agriculture ("USDA") under the Biofuel Producer Program. The Biofuel Producer Program was created as part of the Coronavirus Aid Relief and Economic Security Act. The USDA announced that the funds were made available to provide economic relief to biofuels producers who faced unexpected market losses due to the COVID-19 pandemic and support a significant market for agricultural producers who supply products used in biofuel production. This award was unconditional and was recognized as a component of other income on the statement of operations during the year ended September 30, 2022. On August 31, 2023, the Company received a residual award of approximately $950,000 from the USDA under the Biofuel Producer Program. The award was unconditional and was recognized as a component of other income on the statement of operations during the year ended September 30, 2023.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2023 and 2022

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Revenue:
Ethanol division	$425,556,965	$451,720,815	$328,245,934
Trading division	77,177,913	94,970,556	75,756,232
Total Revenue	$502,734,878	$546,691,371	$404,002,166

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Gross Profit:
Ethanol division	$73,461,474	$82,638,679	$32,646,809
Trading division	2,259,085	3,745,801	1,981,529
Total Gross Profit	$75,720,559	$86,384,480	$34,628,338

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Operating Income:
Ethanol division	$65,676,991	$75,824,501	$26,736,720
Trading division	990,113	2,476,829	712,557
Total Operating Income	$66,667,104	$78,301,330	$27,449,277

	September 30, 2023	September 30, 2022
Grain Inventories:
Ethanol division	$3,517,682	$7,206,914
Trading division	309,108	2,028,605
Total Grain Inventories	$3,826,790	$9,235,519

	September 30, 2023	September 30, 2022
Total Assets:
Ethanol division	$234,913,852	$188,055,176
Trading division	(2,145,605)	900,652
Total Assets	$232,768,247	$188,955,828

15.    EQUITY METHOD INVESTMENTS

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

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of $5,651,166 and $396,279 was reflected on the consolidated balance sheet as of September 30, 2023 and 2022, respectively. A loss on equity method investment of $420,113 and $3,721 was reflected on the consolidated statement of operations for the year ended September 30, 2023 and 2022, respectively.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey L. Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.

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
Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2023 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the definitive proxy statement for our 2024 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2023 fiscal year. This proxy statement is referred to in this report as the 2024 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

        The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is incorporated by reference from the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits and consolidated financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Consolidated Financial Statements

The consolidated financial statements appear beginning at page 43 of this report.

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
Exhibit 10.4 to the registrant's Form10-Q filed with the Commission on May 8, 2017.
10.42	Eleventh Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective October 31, 2017	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on November 29, 2017
10.43	Twelfth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective January 29, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 30, 2018

10.44	Grain Loadout Facility Term Note	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 30, 2018
10.45	Thirteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated effective February 28, 2018	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 28, 2018
10.46	Amendment No. 3 to Ethanol Purchase and Sale Agreement with Murex LLC dated July 27, 2018+	Exhibit 10.47 to the registrant's Form 10-K filed with the Commission on November 21, 2018
10.47	Fourteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.48	Security Agreement and Assignment of Hedging Accounts with First National Bank of Omaha	Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 8, 2019
10.49	Employee Bonus Plan, Amended and Restated for Fiscal Year 2019-2020	Exhibit 10.51 to the registrant's Form 10-K filed with the Commission on November 22, 2019
10.50	Amended and Restated Employment Agreement dated January 1, 2020	Exhibit 10.1 to the registrant's Form 8-K filed with the Commission on January 23, 2020
10.51	Fifteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha	Exhibit 991. to the registrant's Form 8-K filed with the Commission on March 30, 2020
10.52	Second Amendment to Carbon Dioxide Purchase and Sale Agreement between Cardinal Ethanol, LLC and Air Products and Chemicals, Inc.	Exhibit 10.52 to the registrant's Form 10-K filed with the Commission on November 18, 2020
10.53	Employee Bonus Plan, Amended and Restated for Fiscal Year 2020-2021	Exhibit 10.53 to the registrant's Form 10-K filed with the Commission on November 18, 2020
10.54	Sixteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 4, 2021
10.55	Seventeenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha.	Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on May 5, 2021
10.56	Third Amendment to Carbon Dioxide Purchase and Sale Agreement with Air Products and Chemicals, Inc.	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on June 16, 2021
10.57	Employee Bonus Plan, Amended and Restated for Fiscal Year 2021-2022	Exhibit 10.57 to the registrant's Form 10-K filed with the Commission on November 17, 2021
10.58	Equipment Purchase and Installation Agreement dated January 20, 2022*	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 25, 2022
10.59	Eighteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha	Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on March 31, 2022

10.60	Security Agreement with First National Bank of Omaha		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.61	Fourth Amended and Restated Declining Revolving Credit Note		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.62	Guaranty - First National Bank of Omaha		Exhibit 99.4 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.63	Fourth Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement		Exhibit 99.5 to the registrant's Form 8-K filed with the Commission on March 31, 2022
10.64	Fourth Amendment to Ethanol Purchase and Sale Agreement between Cardinal Ethanol and Murex, N.A., dated September 9, 2022*		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on September 16, 2022
10.65	Employee Bonus Plan, Amended and Restated for Fiscal Year 2022-2023		Exhibit 10.65 to the registrant's Form 10-K filed with the Commission on December 1, 2022
10.66	Limited Partnership Agreement of One Carbon Partnership Holdings LP dated January 16, 2023*		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on January 23, 2023.
10.67	Amended and Restated Limited Liability Company Agreement of One Carbon Partnership GP LLC dated January 16, 2023*		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on January 23, 2023.
10.68	Nineteenth Amendment of First Amended and Restated Construction Loan Agreement with First National Bank of Omaha dated February 21, 2023.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on February 23, 2023.
10.69	Fifth Amended and Restated Declining Revolving Credit Note dated February 21, 2023.		Exhibit 99.2 to the registrant's Form 8-K filed with the Commission on February 23, 2023.
10.70	Fifth Amendment of First Amended and Restated Construction Loan Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated February 21, 2023.		Exhibit 99.3 to the registrant's Form 8-K filed with the Commission on February 23, 2023.
10.71	Asset Purchase Agreement between Cardinal Colwich, LLC and Element, LLC dated October 23, 2023.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on October 24, 2023.
10.72	Employee Bonus Plan Amended and Restated for Fiscal Year 2023-2024	X
14.1	Code of Ethics of Cardinal Ethanol, LLC.		Exhibit 14.1 to the registrant's Form 10-K filed with the Commission on December 13, 2012
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Cardinal Ethanol, LLC and Subsidiaries' Annual Report for the Fiscal Year Ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022, (ii) Condensed Consolidated Statements of Operations for fiscal years ended September 30, 2023, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Members' Equity, and (iv) the Notes to Financial Statements.**
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).

(+)     Confidential Treatment Requested
(X)    Filed herewith
(*)    Confidential Information Redacted
(**)    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES

Date:	November 30, 2023	/s/ Jeffrey L. Painter
Jeffrey L. Painter
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 30, 2023	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the foregoing persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 30, 2023	/s/ Robert J. Davis
Robert J. Davis, Chairman and Director

Date:	November 30, 2023	/s/ Dale Schwieterman
Dale Schwieterman, Director

Date:	November 30, 2023	/s/ Tom Chalfant
Tom Chalfant, Vice Chairman and Director

Date:	November 30, 2023
J. Phillip Zicht, Director

Date:	November 30, 2023	/s/ Danny Huston
Danny Huston, Director

Date:	November 30, 2023	/s/ Thomas C. Chronister
Thomas C. Chronister, Secretary and Director

Date:	November 30, 2023
David M. Dersch, Jr., Director

Date:	November 30, 2023	/s/ Steven J. Snider
Steven J. Snider, Director

Date:	November 30, 2023	/s/ Daniel Sailer
Daniel Sailer, Director

Date:	November 30, 2023
Adam Kline, Director

Date:	November 30, 2023
Chad Smith, Director

Date:	November 30, 2023	/s/ Gerald Forsythe
Gerald Forsythe, Director

Date:	November 30, 2023	/s/ Robert Baker
Robert Baker, Director

Date:	November 30, 2023	/s/ Lewis M. Roch III
Lewis M. Roch III, Director