Form 10-Q
period 2023-12-31
Cardinal Ethanol LLC
filed 2024-02-08
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2023

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
☐ Yes     ☒ No

As of February 8, 2024, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	December 31, 2023	September 30, 2023
	(Unaudited)
Current Assets
Cash and cash equivalents	$89,906,473	$69,859,066
Restricted cash	13,362,078	13,425,343
Investments in available-for-sale debt securities	—	12,407,939
Trade accounts receivable	8,167,126	18,407,126
Miscellaneous receivables	575,681	478,069
Inventories	30,611,452	15,103,440
Prepaid and other current assets	5,020,278	298,635
Futures and options derivatives	803,337	352,464
Forward purchase/sales derivatives	258,150	66,825
Total current assets	148,704,575	130,398,907

Property, Plant, and Equipment, Net	95,312,667	92,323,559

Other Assets
Operating lease right of use asset, net	9,167,780	3,012,582
Investments	8,569,474	7,033,199
Total other assets	17,737,254	10,045,781

Total Assets	$261,754,496	$232,768,247

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Advances from customer	$3,000,000	$—
Due to broker	1,058,324	1,232,522
Accounts payable	8,380,795	3,171,886
Accounts payable - grain	27,283,995	11,005,387
Accrued expenses	3,901,294	4,695,515
Futures and options derivatives	4,893,868	3,817,921
Forward purchase/sales derivatives	275,009	356,177
Operating lease liability current	3,237,081	2,611,799
Current maturities of long-term debt	1,980,218	1,136,681
Total current liabilities	54,010,584	28,027,888

Long-Term Liabilities
Long-term debt, net of current maturities	28,588,740	29,432,277
Operating lease long-term liabilities	5,933,067	416,931
Liability for railcar rehabilitation costs	2,434,349	2,358,134
Other long-term liabilities	5,846	—
Total long-term liabilities	36,962,002	32,207,342

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(10,671)
Retained earnings	99,869,697	101,631,475
Total members' equity	170,781,910	172,533,017

Total Liabilities and Members’ Equity	$261,754,496	$232,768,247
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended
	December 31, 2023	December 31, 2022

Revenues	$69,111,595	$134,948,119

Cost of Goods Sold	63,588,559	117,009,175

Gross Profit	5,523,036	17,938,944

Operating Expenses	2,639,366	2,272,604

Operating Income	2,883,670	15,666,340

Other Income (Expense)
Interest income	1,200,510	421,732
Miscellaneous income (expense)	(1,250,433)	48,699
Loss on equity method investment	(113,725)	(231,106)
Total	(163,648)	239,325

Net Income	$2,720,022	$15,905,665

Weighted Average Units Outstanding - basic and diluted	14,606	14,606

Net Income Per Unit - basic and diluted	$186	$1,089

Distributions Per Unit	$300	$500

Unrealized gain (loss) on available-for-sale debt securities	10,671	(7,706)
Total comprehensive loss	10,671	(7,706)
Net Comprehensive Income	$2,730,693	$15,897,959

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities
Net income	$2,720,022	$15,905,665
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,961,505	2,881,483
Change in fair value of commodity derivative instruments	352,581	351,460
Loss on disposal of asset	1,303,832	—
Earnings on available-for-sale debt securities	(81,390)	(48,794)
Non-cash lease expense	—	14,780
Loss from equity method investment	113,725	231,106
Change in operating assets and liabilities:
Trade accounts receivable	10,240,000	(3,754,322)
Miscellaneous receivables	(97,612)	496,436
Inventories	(15,508,012)	(12,893,018)
Prepaid and other current assets	(4,721,643)	(1,026,425)
Due to broker	(174,198)	180,419
Accounts payable	206,243	(926,821)
Accounts payable - grain	16,278,608	34,379,511
Accrued expenses	1,400,278	(606,738)
Liability for railcar rehabilitation costs	76,215	74,375
Advances from customers	3,000,000	—
Net cash provided by operating activities	17,070,154	35,259,117

Cash Flows from Investing Activities
Proceeds from maturities of availalable-for-sale debt securities	12,500,000	—
Payments for construction in progress	(2,054,212)	(8,468,015)
Purchases of investments in debt securities	—	(10,754,664)
Investment in Cardinal One Carbon Holdings, LLC	(1,650,000)	—
Net cash provided by (used for) investing activities	8,795,788	(19,222,679)

Cash Flows from Financing Activities
Distributions paid	(5,881,800)	(7,303,000)
Proceeds from revolving credit loan	10,650,750	—
Payments on revolving credit loan	(10,650,750)	—
Proceeds from long-term debt	—	7,185,919
Net cash used for financing activities	(5,881,800)	(117,081)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	19,984,142	15,919,357

Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	83,284,409	63,239,614

Cash, Cash Equivalents, and Restricted Cash – End of Period	$103,268,551	$79,158,971
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$89,906,473	$68,622,409
Restricted Cash - Balance Sheet	13,362,078	10,536,562
Cash, Cash Equivalents, and Restricted Cash	$103,268,551	$79,158,971

Supplemental Cash Flow Information
Interest paid	$655,655	$131,741

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in progress included in accrued expenses and accounts payable	$5,053,021	$5,720
Construction period interest capitalized in property, plant and equipment	$663,291	$225,014

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net Income	—	15,905,665	—	15,905,665

Member Distributions	—	(7,303,000)	—	(7,303,000)

Unrealized loss on available-for-sale debt securities	—	—	(7,706)	(7,706)

Balance December 31, 2022	$70,912,213	$84,960,944	$(7,706)	$155,865,451

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2023	$70,912,213	$101,631,475	$(10,671)	$172,533,017

Net Income	—	2,720,022	—	2,720,022

Member Distributions	—	(4,481,800)	—	(4,481,800)

Unrealized gain on available-for-sale debt securities	—	—	10,671	10,671

Balance December 31, 2023	$70,912,213	$99,869,697	$—	$170,781,910

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements (the "financial statements") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended September 30, 2023, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn oil and carbon dioxide near Union City, Indiana and sells these products throughout the continental United States. During the three months ended December 31, 2023 and 2022, the Company produced approximately 20,423,000 and 34,254,000 gallons of ethanol, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc., Cardinal One Carbon Holdings, LLC, and Cardinal Colwich, LLC (collectively, the Company). Cardinal Ethanol Export Sales, Inc. is an Interest Charge Domestic to International Sales Company ("IC-DISC") designed to take advantage of certain tax incentives for export sales to other countries. Cardinal One Carbon Holdings, LLC was formed to hold the partnership interest for the investigation and pursuit of carbon dioxide capture and sequestration. Cardinal Colwich, LLC was formed to purchase the assets of an ethanol plant in Colwich, Kansas. During the quarter, the Company made an initial down payment required by the asset purchase agreement for $3,250,000, which is recorded in prepaid and other current assets on the consolidated balance sheet. All inter-company balances and transactions have been eliminated in consolidation.

On January 31, 2024, the purchase transaction was completed. The transaction was funded by a $22,000,000 loan from the Company's primary lender and the remaining $22,000,000 was funded by operations. Additionally, the Company paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with contracts the Company was assuming and to fund the purchase of necessary equipment owned by third parties. These amounts came from the Company's cash reserves. The transaction will be reported as an asset purchase under regulation SX rule 11-01(d) as the plant was idled since April 2023. The prior owner is defunct, and the assets turned over to a receiver from whom the Company purchased them. The Company will establish its own producer base, customer base and employee base to establish this subsidiary as a business.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
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

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, valuation of inventories, the assumptions used in the analysis of the impairment of long lived assets, allowance for credit losses, railcar rehabilitation costs, and inventory purchase commitments.

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at three financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase, except for those amounts that are held in the investment portfolio for long-term investment. There were no cash equivalents at December 31, 2023. At September 30, 2023, cash equivalents were approximately $33,229,000 and consisted of investments in treasury bills.

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
December 31, 2023
Investments in Available-for-Sale Debt Securities

The Company holds funds in short-term investments in debt securities, such as U.S. treasury bills or treasury notes. As some of the investments in debt securities have an original maturity date greater than three months, these investments are classified as available-for-sale. The Company holds these short-term investments until maturity or for sale in the event cash is needed. Unrealized gains and losses on the Company's investments classified as available-for-sale are recognized in other comprehensive income (loss) until realized.

Investments in Held-to-Maturity Debt Securities

The Company holds funds in short-term investments in debt securities, such as U.S. treasury bills or treasury notes. Some of the investments in debt securities have an original maturity date greater than three months and are being held until maturity in the hedge accounts as collateral for initial margin requirements, these investments are classified as held-to-maturity. The Company has the ability and intent to hold until maturity and the classification was determined at the time of purchase. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At December 31, 2023, the Company did not have any held-to-maturity investments.

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are included as a component of operating expenses in the consolidated statements of operations. The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. At December 31, 2023 and September 30, 2023, the Company determined that an allowance for credit losses was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at December 31, 2023 and September 30, 2023. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company is planning various capital projects scheduled for the 2024 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain probe and scale system, an additional cooling tower pump, drainage work, and other small miscellaneous projects. The Company recently installed a high

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
protein feed system, costing approximately $50,000,000, including recent change orders. The project was funded from operations and from our current credit facilities as amended. Installation of the system was completed during this quarter ended December 31, 2023. The system is operating and the Company and the manufacturer are testing and modifying the installation to meet guaranteed and optimal rates. This project was placed into service in December 2023.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairment write-downs were considered necessary for the three months ended December 31, 2023 and 2022.

Investments

Investments consist of the capital stock and patron equities of the Company's distillers grains marketer. The investment is stated at the lower of cost or fair value and adjusted for non-cash patronage equities and cash equity redemptions received. Non-cash patronage dividends are recognized when received and included within revenue in the consolidated statements of operations.

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

Passthrough Entity Tax

The Company records Indiana passthrough entity tax in accordance with ASC 740 and has elected to account for the payments as an equity transaction through member distributions. At December 31, 2023, accrued distributions for Indiana passthrough entity tax was $700,000. The Company paid approximately $1,500,000 for 2023 taxes during the three months ended December 31, 2023.

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
December 31, 2023
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
December 31, 2023
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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time.

The following tables disaggregate revenue by major source for the three months ended December 31, 2023 and 2022:

Three Months Ended December 31, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$42,220,110	$—	$42,220,110
Distillers Grains	8,742,453	—	8,742,453
Corn Oil	3,297,205	—	3,297,205
Carbon Dioxide	72,316	—	72,316
Total revenues from contracts with customers	54,332,084	—	54,332,084

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	14,779,511	14,779,511
Total revenues from contracts accounted for as derivatives	—	14,779,511	14,779,511
Total Revenues	$54,332,084	$14,779,511	$69,111,595

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
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

Contract Liabilities

The Company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of its contracts with customers. The Company recorded advances from customers for $3,000,000 at December 31, 2023. There were no advances from customers as of September 30, 2023.

3. CONCENTRATIONS

Two major customers accounted for approximately 93% and 86% of the outstanding accounts receivable balance at December 31, 2023 and September 30, 2023, respectively. These same two customers accounted for approximately 74% and 75% of revenue for the three months ended December 31, 2023 and December 31, 2022, respectively.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
4.  INVENTORIES

Inventories consist of the following as of:

	December 31, 2023 (Unaudited)	September 30, 2023
Ethanol Division:
Raw materials	$11,659,174	$3,517,682
Work in progress	1,695,470	1,848,663
Finished goods	3,288,813	4,638,966
Spare parts	5,192,585	4,789,021
Ethanol Division Subtotal	$21,836,042	$14,794,332
Trading Division:
Grain inventory	$8,775,410	$309,108
Trading Division Subtotal	8,775,410	309,108
Total Inventories	$30,611,452	$15,103,440

The Company had a net realizable value write-down of $1,152,000 and $872,000 for ethanol inventory for the three months ended December 31, 2023 and 2022, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At December 31, 2023, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2025 for approximately 5% of expected production needs for the next 24 months. Approximately 2% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and the Company recognized a write-down of $1,337,000 at December 31, 2023 and recognized no impairment at September 30, 2023. The Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At December 31, 2023, the Ethanol Division had no forward dried distiller grains sales contracts. At December 31, 2023, the Company had forward corn oil contracts for approximately 62% of expected production for the next month at various fixed prices for delivery through January 2024. Additionally, at December 31, 2023, the Trading Division had forward soybean purchase contracts for approximately 8% of expected origination for various delivery periods through December 2025. Approximately 16% of the forward soybean purchases were with related parties.

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
December 31, 2023
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

At December 31, 2023, the Ethanol Division had a net short (selling) position of 3,195,000 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and other markets as of December 31, 2023 and are forecasted to settle for various delivery periods through December 2025. The Ethanol Division had a net long (buying) position of 2,352,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2024. The Ethanol Division had a net long (buying) position of 600,000 pounds of soybean oil under derivative contracts as of December 31, 2023. These soybean oil derivatives are traded on the Chicago Board of Trade and are forecasted to settle through March 2024. At December 31, 2023, the Ethanol Division had a net long (buying) position of 372,801 mmbtus of natural gas under derivative contracts used to hedge its forward natural gas purchase contracts. These natural gas derivatives are traded on the New York Mercantile Exchange and other markets and are forecasted to settle for various delivery periods through April 2024. At December 31, 2023, the Trading Division had a net short (selling) position of 685,000 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are, as of December 31, 2023, forecasted to settle for various delivery periods through January 2025. These derivatives have not been designated as effective hedges for accounting purposes.

The following table provides balance sheet details regarding the Company's derivative financial instruments at December 31, 2023:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$—	$4,540,957
Corn Futures and Options Contracts	Futures and Options Derivatives	$668,950	$—
Soybean Oil Futures and Options Contracts	Futures and Options Derivatives	$—	$30,354
Natural Gas Futures and Options Contracts	Futures and Options Derivatives	$—	$322,557
Soybean Futures and Options Contracts	Futures and Options Derivatives	$134,387	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$258,150	$275,009

As of December 31, 2023, the Company had approximately $13,362,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, natural gas, and soybean derivatives held by three brokers.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
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

As of September 30, 2023, the Company had approximately $13,425,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, natural gas, and soybean derivatives held by three brokers.

The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Corn Futures and Options Contracts	Cost of Goods Sold	$2,685,316	$2,145,852
Ethanol Futures and Options Contracts	Revenues	(132,497)	2,411,665
Natural Gas Futures and Options Contracts	Cost of Goods Sold	(540,659)	(776,052)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	(8,820)	(16,927)
Soybean Futures and Options Contracts	Cost of Goods Sold	(204,521)	(1,552,337)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	405,506	550,043
Totals		$2,204,325	$2,762,244

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$668,950	$668,950	$668,950	$—	$—
Ethanol Futures and Options Contracts	$(4,540,957)	$(4,540,957)	$(4,540,957)	$—	$—
Soybean Oil Futures and Options Contracts	$(30,354)	$(30,354)	$(30,354)	$—	$—
Natural Gas Futures and Options Contracts	$(322,557)	$(322,557)	(387,281)	$64,724	$—
Soybean Futures and Options Contracts	$134,387	$134,387	$134,387	$—	$—
Soybean Forward Purchase Contracts	$(16,859)	$(16,859)	$—	$(16,859)	$—
Soybean Inventory	$8,775,479	$8,775,479	$—	$8,775,479	$—
Accounts Payable	$(12,354,031)	$(12,354,031)	$—	$(12,354,031)	$—
The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(29,108)	$(29,108)	$(60,637)	$31,529	$—
Ethanol Futures and Options Contracts	$(3,513,693)	$(3,513,693)	$(3,513,693)	$—	$—
Natural Gas Futures and Options Contracts	$(253,586)	$(253,586)	$(39,300)	$(214,286)	$—
Soybean Oil Futures and Options Contracts	$(21,534)	$(21,534)	$(21,534)	$—	$—
Soybean Futures and Options Contracts	$352,464	$352,464	$352,464	$—	$—
Soybean Forward Purchase Contracts	$(289,352)	$(289,352)	$—	$(289,352)	$—
Soybean Inventory	$309,108	$309,108	$—	$309,108	$—
Accounts Payable	$(3,908,868)	$(3,908,868)	$—	$(3,908,868)	$—
Treasury Bills (classified as cash equivalents)	$12,407,939	$12,407,939	$12,407,939	$—	$—

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
December 31, 2023
We determine the fair value of corn and soybean futures and options Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near December 31, 2023 and September 30, 2023.

Accounts payable is generally stated at historical amounts, with the exception of approximately $12,354,000 and $3,909,000 at December 31, 2023 and September 30, 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt to be the carrying value of approximately $30,569,000 at December 31, 2023 and September 30, 2023, respectively. The Company considers this to be a Level 2 input. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

7.  BANK FINANCING

The Company has a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based upon the U.S. prime rate published in the Wall Street Journal to each of the individual loans. The interest rates on each of the loans changes daily. On January 31, 2024, the Company and Cardinal Colwich amended the loan agreement. The primary purpose of the amendment was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the purchase of an ethanol plant in Colwich, Kansas, permit the Company to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan.
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.45% at December 31, 2023 and September 30, 2023. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. The Company had borrowings outstanding of approximately $30,569,000 on the Declining Loan at December 31, 2023 and September 30, 2023.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.25% at December 31, 2023 and September 30, 2023. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2023 and September 30, 2023. The Revolving Credit Loan was set to mature on February 28, 2024. The amendment provides that the Company may request a $10,000,000 increase in the maximum

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
commitment under the Revolving Credit Loan, subject to approval of the lender, and may use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures. The borrowing base calculation used to determine the amount available under the Revolving Credit Loan has also been amended to include Cardinal Colwich's corn, ethanol, dried distillers grain, corn oil and soybean inventories, eligible accounts receivable and commodity trading account excess margin funds. The amendment extends the termination date of the Revolving Credit Loan to February 28, 2025.

Term Loan

The amendment provides for a new $22,000,000 Term Loan to Cardinal Colwich with an interest rate based on the prime rate plus twenty-five basis points (.25%) subject to a floor of 3.25%. Cardinal Colwich is required to make monthly interest payments on the Term Loan until June 1, 2024. Commencing on July 1, 2024, the Term Loan is to be repaid by Cardinal Colwich in fifty-nine equal monthly installments based on a seven year amortization until March 1, 2029, when the outstanding principal balance together with accrued and unpaid interest will be due.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $6,000,000 of expenditures per year without prior approval. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000. The amendment modifies these covenants to provide for a consolidated minimum working capital requirement of $25,000,000, and a capital expenditures covenant that allows the Company and Cardinal Colwich $10,000,000, in the aggregate, of expenditures per year without prior approval. There is also a requirement to maintain a minimum consolidated fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A consolidated debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that consolidated working capital is equal to or more than $35,000,000.

The estimated maturities of long-term debt at December 31, 2023 are as follows:

January 1, 2024 - December 31, 2024	$1,980,218
January 1, 2025 - December 31, 2025	3,553,260
January 1, 2026 - December 31, 2026	3,869,920
January 1, 2027 - December 31, 2027	4,214,803
January 1, 2028 - December 31, 2028	4,586,362
Thereafter	12,364,395
Total long-term debt	$30,568,958

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. As of December 31, 2023, the Company’s weighted average discount rate was 7.98%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. As of December 31, 2023, the weighted average remaining lease term was 4.04 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of December 31, 2023:

For the Fiscal Year Ending September 30,
2024	$3,833,390
2025	1,772,100
2026	1,772,100
2027	1,772,100
2028	1,624,425
Totals	10,774,115
Amount representing interest	(1,603,967)
Lease liabilities	$9,170,148

For the three months ended December 31, 2023, the Company recorded operating lease costs of approximately $917,000 in cost of goods sold in the Company’s statement of operations. Cash paid for the operating leases was approximately $917,000 for the three months ended December 31, 2023.

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

Rail Car Rehabilitation Costs

The Company leased 180 hopper rail cars under a multi-year agreement which ended in November 2023. The Company executed a renewal to lease 179 hopper rail cars under a multi-year agreement effective December 2023 and ending in

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
November 2028. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.

Company management has estimated total costs to rehabilitate the cars at December 31, 2023, to be approximately $2,434,000. During the three months ended December 31, 2023, the Company has recorded a corresponding expense in cost of goods sold of approximately $89,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed which was expected to cost approximately $50,000,000, including change orders, and be funded from operations and from our current credit facilities as amended. This project was placed into service in December 2023 and is currently operating successfully. ICM and the Company are in the process of making adjustments to optimize production to meet guarantees and specifications within the contract. There was no high protein product sold during the period ended December 31, 2023.

Asset Purchase Agreement

On October 23, 2023, Cardinal Colwich, LLC ("Cardinal Colwich"), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "APA") with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver. The APA provides for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The cash purchase price for the Purchased Assets is $44,000,000. In addition, Cardinal Colwich will assume certain liabilities specified in the APA. On January 31, 2024, the transaction was completed. The transaction was funded by a $22,000,000 loan from the Company's primary lender and the remaining $22,000,000 was funded by operations. Additionally, the Company paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with contracts the Company was assuming, and to fund the purchase of necessary equipment owned by third parties. These amounts came from the Company's cash reserves.

In connection with the acquisition, Cardinal Colwich assumed certain material contracts. On January 31, 2024, Cardinal Colwich assumed a license agreement which provides a revocable, royalty-free, non-assignable, non-exclusive license to use certain proprietary technologies and information in connection with the ownership, operation and maintenance of the facility in Kansas. The license agreement may be terminated if Cardinal Colwich uses the proprietary property for any unauthorized purpose or in violation of the license agreement, makes an unauthorized disclosure of the proprietary property or breaches the license agreement and fails to cure as provided.
On January 31, 2024, Cardinal Colwich also assumed a water sharing agreement to permit it to use water for operations at the facility in Kansas from a water right owned by an unrelated party subject to certain restrictions on rates of diversion and consumption and cumulative amounts used. Cardinal Colwich will be required pay certain costs, expenses, fees, assessments and charges and pay an annual fee for the use of the water. The water sharing agreement as amended, provides that it can be terminated by the owner of the water right after an initial period upon written notice to Cardinal Colwich of a specified time before such termination goes into effect. In addition, if the owner of the water right needs the water for its operations, it can also recall the water or reduce the amounts Cardinal Colwich can use after an initial period upon written notice to Cardinal Colwich of a specified time before such recall or reduction goes into effect. The water sharing agreement may also be terminated upon Cardinal Colwich's breach of, and failure to cure, as provided therein.
10. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. During the three months ended December 31, 2023, ethanol sales averaged approximately 61% of total revenues and corn costs averaged 57% of total cost of goods sold.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023
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

Economic conditions during the quarter were good, but not as robust as in the past two years. Good corn crops contributed to lower input costs. The high margin environment that pervaded in the industry leading up to the quarter provided incentive to ethanol refiners to produce at high levels, reducing ethanol prices. These contributed to somewhat lower margins in the quarter. Natural gas prices have been volatile as well during the quarter and to the date of this report. However, the military invasion of Ukraine by Russia in the second quarter of fiscal year 2022 and sanctions imposed by other countries as a result have created global economic uncertainty and contributed to increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. The economic impact of this war and the potential effects on the Company's operating and financial performance is currently unknown. Additionally, there have been economic indicators that the United States could be facing a possible recession which have primarily resulted in interest rate hikes by the Federal Reserve in an attempt to reduce inflation. The Company continues to monitor economic conditions that might affect our profitability. The Company believes that its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting the Company's ability to profitably operate the plant or if the Company is unable to transport ethanol, it may be forced to further reduce the ethanol production rate or even temporarily shut down ethanol production altogether.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
December 31, 2023

	Three Months Ended
	December 31, 2023	December 31, 2022
Revenue:	(unaudited)	(unaudited)
Ethanol division	$54,332,084	$109,825,931
Trading division	14,779,511	25,122,188
Total Revenue	$69,111,595	$134,948,119

	Three Months Ended
	December 31, 2023	December 31, 2022
Gross Profit:	(unaudited)	(unaudited)
Ethanol division	$4,746,308	$17,571,180
Trading division	776,728	367,764
Total Gross Profit	$5,523,036	$17,938,944

	Three Months Ended
	December 31, 2023	December 31, 2022
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol division	$2,424,186	$15,615,819
Trading division	459,484	50,521
Total Operating Income	$2,883,670	$15,666,340

	December 31, 2023	September 30, 2023
Grain Inventories:	(unaudited)
Ethanol division	$11,659,174	$3,517,682
Trading division	8,775,410	309,108
Total Grain Inventories	$20,434,584	$3,826,790

	December 31, 2023	September 30, 2023
Total Assets:	(unaudited)
Ethanol division	$249,082,505	$234,913,852
Trading division	12,671,991	(2,145,605)
Total Assets	$261,754,496	$232,768,247

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
December 31, 2023
Company holds 50% or less of the common stock or in-substance common stock (or both common and in-substance common stock) is to account for such investment under the equity method. The Company considers its financial position and results of operations in evaluating the extent of disclosures of the financial position and results of operations of an entity in which the Company invests.

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of approximately $7,187,000 and $5,651,000 was reflected on the balance sheet as of December 31, 2023, and September 30, 2023, respectively. Losses on equity method investment of approximately $114,000 was reflected on the statement of operations for the three months ended December 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2023, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated condensed financial statements (the "financial statements") and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. References to “we,” “us,” “our,” “Cardinal Ethanol” and the “Company” refer to Cardinal Ethanol, LLC.

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
•Decreases in the price we receive for our ethanol, distillers grains, corn oil and other grains;
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
•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics, including COVID-19;
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

On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "EPC Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the EPC Agreement and subsequent adjustments due to change orders executed by the parties, we expect to pay approximately $50,000,000, including recent change orders, which is payable in installments. This price is subject to further adjustment in the event additional change orders are executed. We will also pay license fees of $10 per ton of PROTOMAX™, a high protein feed product, produced by the system for a period of 10 years. We expect to fund the project from operations and from our current credit facilities as amended. We began installation of the system during the fourth quarter of our fiscal year 2022 and the system was placed into service in December 2023. We did not have any sale of high protein during the three months ended December 31, 2023. We experienced a shutdown of our plant during the three months ended December 31, 2023 in connection with the installation of our high protein feed system which resulted in a reduction in gallons of ethanol, tons of distillers grains and pounds of corn oil produced during the period. We also expect that there will be a period of time of up to three months before our production rates of ethanol and corn oil production will return to historic levels. In addition, our distillers grains production is transitioning and is expected to be replaced with a high protein feed product and fiber meal once the project ramps up to expected rates. However, the overall reduction in production of our products caused by the installation of the system may be significant and could adversely impact our profitability.

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

On October 23, 2023, Cardinal Colwich, LLC ("Cardinal Colwich"), a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver (the "APA"). The APA provides for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The cash purchase price for the Purchased Assets is $44,000,000. In addition, Cardinal Colwich will assume certain liabilities specified in the APA. On January 31, 2024, the purchase transaction was completed. The transaction was funded by a $22,000,000 loan from Cardinal

Ethanol's primary lender and the remaining $22,000,000 was funded by operations. Additionally, Cardinal Colwich paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with assumed contracts, and to fund the purchase of necessary equipment owned by third parties. These amounts came from cash reserves.

On November 21, 2023, the board of directors declared a cash distribution of $300 per membership unit to the holders of units of record at the close of business on November 21, 2023 for a total distribution of $4,381,800. We paid the distribution on November 29, 2023.

On January 31, 2024, Cardinal Ethanol and Cardinal Colwich entered into a Second Amended and Restated Construction Loan Agreement (the "Second Amended Credit Agreement"), which amends and restates the First Amended and Restated Construction Loan Agreement dated June 10, 2013, as amended (the "First Amended Credit Agreement"), with First National Bank of Iowa ("FNBO"). The primary purpose of the Second Amended Credit Agreement was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the acquisition of the Purchased Assets, permit Cardinal Ethanol to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow Cardinal Ethanol to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. Please refer to Item 1 - Financial Statements - Note 7 - Bank Financing for more information.
In connection with the acquisition, Cardinal Colwich assumed, certain material contracts. On January 31, 2024, Cardinal Colwich assumed the Owner's License Agreement dated March 2, 2018 between Element, LLC and ICM, Inc. as amended on December 16, 2020 and March 25, 2022 (collectively, the "License Agreement"). The License Agreement provides a revocable, royalty-free, non-assignable, non-exclusive license by ICM, Inc. to use certain proprietary technologies and information as defined in the License Agreement to produce ethanol, RINS, carbon credits, corn oil, feed products and other products in connection with the ownership, operation maintenance and repair of the Kansas Plant. ICM may terminate the License Agreement if Cardinal Colwich uses the proprietary property for any unauthorized purpose or in violation of the License Agreement, discloses the proprietary property to anyone other than permitted by the License Agreement or upon Cardinal Colwich's breach of and failure to cure the License Agreement as provided.
On January 31, 2024, Cardinal Colwich also assumed the Water Sharing Agreement dated February 28, 2018 between Element, LLC and Kansas Gas & Electric Company, now Evergy Kansas South, Inc. ("Evergy"), as amended on January 31, 2024 (collectively, the "Water Sharing Agreement"). The Water Sharing Agreement provides Cardinal Colwich with the right to use water for operations at the Kansas Plant from a Water Right owned by Evergy, subject to certain restrictions on rates of diversion and consumption and cumulative amounts used. As amended, the Water Sharing Agreement provides that Evergy can terminate the Water Sharing Agreement after an initial period upon written notice to Cardinal Colwich of a specified time before such termination goes into effect. In addition, if Evergy needs the water for its operations, it can recall the water (a "Temporary Total Restriction") or reduce the amounts Cardinal Colwich can use (a "Temporary Partial Restriction") after an initial period upon written notice to Cardinal Colwich of a specified time before such recall or reduction goes into effect. In exchange for the use of the water, Cardinal Colwich will reimburse Evergy for certain, costs, expenses, fees, assessments and charges and pay an annual fee. Evergy may also terminate the Water Sharing Agreement upon Cardinal Colwich's breach of, and failure to cure, the Water Sharing Agreement as provided therein. Cardinal Colwich has the responsibility to maintain and repair the wells, pipes and related equipment and report the volume of water used from the Water Right to Evergy.
We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At December 31, 2023, accrued distributions for passthrough entity tax was $700,000 and cash payments made for distributions for passthrough entity tax was $1,500,000.
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

Results of Operations for the Three Months Ended December 31, 2023 and 2022

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2023 and 2022:

	2023		2022
Statement of Operations Data	Amount	%	Amount	%
Revenue	$69,111,595	100.0	$134,948,119	100.0
Cost of Goods Sold	63,588,559	92.0	117,009,175	86.7
Gross Profit	5,523,036	8.0	17,938,944	13.3
Operating Expenses	2,639,366	3.8	2,272,604	1.7
Operating Income	2,883,670	4.2	15,666,340	11.6
Other Income (Expense)	(163,648)	(0.2)	239,325	0.2
Net Income	$2,720,022	4.0	$15,905,665	11.8

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, corn oil and and the trading of agricultural grains. We expect that PROTOMAX™, a high protein feed product, will become a significant new source of revenue now that the system is operating, however, no high protein was sold during the three months ended December 31, 2023.  Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the three months ended December 31, 2023 and 2022:

	2023		2022
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$54,332,084	78.6%	$109,825,931	81.4%
Trading division	14,779,511	21.4%	25,122,188	18.6%
Total Revenue	$69,111,595	100.0%	$134,948,119	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended December 31, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$42,220,110	77.7%	$86,311,246	78.6%
Distillers Grains	8,742,453	16.1	15,363,951	14.0
Corn Oil	3,297,205	6.1	8,029,640	7.3
Carbon Dioxide	72,316	0.1	121,094	0.1
Total Revenues	$54,332,084	100.0%	$109,825,931	100.0%

    Ethanol

    Our revenues from ethanol decreased in the three months ended December 31, 2023 as compared to the the same period in 2022. This decrease in revenues is primarily the result of lower ethanol prices and a decrease in gallons of ethanol sold during the period which largely results from the shutdown associated with the installation of the high protein feed system. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended December 31, 2023 was approximately 18% lower than the average price per gallon of ethanol sold for the same period in 2022. Ethanol market prices were lower, particularly towards the end of the current period, due to a decrease in corn prices due primarily to favorable growing conditions for the corn crop for fall of 2023. In addition, wholesale gasoline prices also declined during the quarter. Ethanol prices are typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices. They may also be heavily influenced by the price of gasoline, tending to dampen prices on an initial decline and then encourage higher ethanol prices later as more motorists take advantage of low gasoline products. Another significant factor was that many ethanol producers have increased production during the past several months. This greater amount of production has increased supplies nationwide as well as internationally, also resulting in lower ethanol prices.

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

    We experienced a decrease in ethanol gallons sold of approximately 40% for the three months ended December 31, 2023 as compared to the same period in 2022 resulting primarily from decreased ethanol production rates for the period. The plant was shutdown for approximately four weeks during the three months ended December 31, 2023 in connection with the installation of our high protein feed system which resulted in a reduction in production and sales of ethanol during the period. In addition, we expect that there will be a period of time of up to three months before our ethanol production rates will return to historic levels. This overall reduction in gallons of ethanol produced could be significant and have an adverse effect on our profitability. In addition, management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the three months ended December 31, 2023 as compared to the same period in 2022. This decrease in revenues is primarily the result of lower distillers grains prices and a decrease in distillers grains sold for the period ended December 31, 2023 as compared to the same period in 2022.

    The average price per ton of distillers grains sold for the three months ended December 31, 2023 was approximately 12% lower than the average price per ton of distillers grains sold for the same period in 2022. This decrease in the market price of distillers grains is primarily due to lower corn and soybean meal prices for the current period as well as a seasonal decrease in the ration of distillers grains in livestock feed.

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

    We sold approximately 36% less tons of distillers grains in the three months ended December 31, 2023 as compared to the same period in 2022 resulting primarily from decreased ethanol production levels due to our plant shut down which resulted in decreased distillers grains production and sales for the period. Our distillers grains production is now transitioning with completion of the installation of our high protein feed system and will eventually be replaced with a high protein feed product and a high fiber meal product. However, we expect that there will be a period of time up to three months before we are able to ramp up production of high protein feed.

Corn Oil

    Our revenues from corn oil sales decreased in the three months ended December 31, 2023 as compared to the same period in 2022 which was mainly the result of lower corn oil prices and a decrease in corn oil sales. The average price per pound of corn oil was approximately 15% lower for the three months ended December 31, 2023 as compared to the same period in 2022. Decreased soybean oil prices along with decreased biodiesel production had a negative effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and competes with distillers corn oil in the market.

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

    We also sold approximately 51% less pounds of corn oil in the three months ended December 31, 2023 as compared to the same period in 2022 resulting primarily from decreased ethanol production levels due to our plant shut down which resulted in decreased corn oil production and sales for the period. In addition, we expect that there will be a period of time of up to three months before our corn oil production rates will return to historic levels. This overall reduction in corn oil produced could be significant and have an adverse effect on our profitability.
Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended December 31, 2023 and 2022:

	2023		2022
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$14,779,511	100.0%	$25,122,188	100.0%
Total Revenues	$14,779,511	100.0%	$25,122,188	100.0%

Soybeans

    During the three months ended December 31, 2023 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended December 31, 2023 as compared to the same period in 2022. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 34% for the three months ended December 31, 2023 as compared to the same period in 2022. The reduction was primarily due to less conducive market conditions for selling for the three months ended December 31, 2023. There has also been reduced export demand for U.S product because South America has experienced good crops and is competing in the world market. The average price per bushel of soybeans sold for the three months ended December 31, 2023 decreased by approximately 10% compared to the same period in 2022 primarily due to an increase in national supply of soybeans resulting in lower soybean prices. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 91% for the three months ended December 31, 2023 as compared to approximately 84% for the same period in 2022. This increase in cost of goods sold as a percentage of revenues was the result of volatility in the prices of ethanol and corn for the three months ended December 31, 2023 as compared to the same period in 2022. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended December 31, 2023, we used approximately 40% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2022 due to lower ethanol production levels for the period. During the three months ended December 31, 2023, our average price paid per bushel of corn was approximately 20% lower as compared to the same period in 2022 due to favorable growing conditions for the corn crop for fall of 2023 and lower prices and export demand because South America has had good crops, increasing supply worldwide.

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

Natural Gas

    Our natural gas cost after hedging was lower during the three months ended December 31, 2023 as compared to the same period in 2022. This decrease in cost of natural gas for the three months ended December 31, 2023 as compared to the same period in 2022 was primarily the result of decreased prices for the period. Our average price per MMBTU of natural gas, excluding hedging activity, was approximately 32% lower during the three months ended December 31, 2023 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. The use of natural gas for the three months ended December 31, 2023 was approximately 37% less as compared to the same period in 2022 due to decreased dried distillers grains production for period.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices.

Rail Car Rehabilitation Costs

We lease 179 hopper rail cars under a multi-year agreement which runs through November 2028. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended December 31, 2023, we have recorded an expense in cost of goods sold of approximately $89,000. We accrue the estimated cost per railcar damages of $29,714 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,434,000 at December 31, 2023.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended December 31, 2023 and 2022:

	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$14,002,783	94.7%	$24,754,424	98.5%
Total Cost of Goods Sold	$14,002,783	94.7%	$24,754,424	98.5%

Soybeans

    During the three months ended December 31, 2023, our cost was primarily the procurement of soybeans sold. During the three months ended December 31, 2023, our average price paid per bushel of soybeans was approximately 36% lower as compared to the same period in 2022 due to decreased concerns over the carryout of soybean inventory from the 2023 harvest, both nationally and worldwide. We also purchased approximately 2% less bushels of soybeans in the three months ended December 31, 2023 compared to 2022 because of our four week shutdown during the period in connection with the installation of our high protein feed project. We normally fill an extra bin with soybeans, which is otherwise used for corn most of the year so that we can hold those beans to achieve profits from the normal carry/contango in the soybean market at harvest. This year that bin was full of corn due to reduced ethanol production.

Derivatives

    We enter into hedging instruments to minimize price fluctuations in the prices of our finished products and inputs. As the current market price of our hedge positions change, the realized or unrealized gains and losses are immediately recognized in our revenues and our cost of goods sold. These commodity-based derivatives are not designated as effective hedges for accounting purposes. Please refer to Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk for information on our derivatives.

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 4% and 2% for the three months ended December 31, 2023 and 2022, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased for the three months ended December 31, 2023 compared to the same period in 2022. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the three months ended December 31, 2023 was approximately 4% of revenues as compared to 12% of revenues for the same period in 2022. The decrease for the three months ended December 31, 2023 was primarily the result of weakened ethanol to corn margins, volatile commodity prices, and lower ethanol, distillers grains and corn oil production and sales for the period.
Other Income (Expense)

    Our other expense was approximately (0.2)% and other income was approximately 0.2% of revenues for the three months ended December 31, 2023 and 2022, respectively. Our other expense consisted primarily of the interest income received during the three months ended December 31, 2023 offset by the loss on decommissioning assets that were replaced by the high protein feed project installation. Other income for the three months ended December 31, 2022 consisted primarily of the interest income received.

Changes in Financial Condition for the Three Months Ended December 31, 2023

    The following table highlights the changes in our financial condition:

	December 31, 2023 (Unaudited)	September 30, 2023
Current Assets	$148,704,575	$130,398,907
Long-Term Assets	$113,049,921	$102,369,340
Current Liabilities	$54,010,584	$28,027,888
Long-Term Liabilities	$36,962,002	$32,207,342
Members' Equity	$170,781,910	$172,533,017

    We experienced an increase in our current assets at December 31, 2023 as compared to September 30, 2023. This increase was primarily driven by an increase in cash and inventory at December 31, 2023 as compared to September 30, 2023 due to deferred farmer payments which improved cash balances, coupled with increased grain inventories from reduced ethanol production during the period.

    We experienced an increase in our long term assets at December 31, 2023 as compared to September 30, 2023. The increase is attributed to placing the high protein feed project into service, netted with the decommissioned assets it replaced. This was coupled with an increase in the operating lease right-of-use asset resulting from the renewal of our lease of one hundred seventy-nine hopper rail cars that we use for moving distillers grains, corn and soybeans.

    We experienced an increase in our total current liabilities at December 31, 2023 as compared to September 30, 2023. This increase was primarily due to an increase in our accounts payable grain because our farmer producers deferred more bushels for payment until subsequent periods at December 31, 2023 as compared to September 30, 2023. This increase can also be attributed to the receipt of an advance payment from a customer during the period ended December 31, 2023 for corn oil.

    We experienced an increase in our long-term liabilities as of December 31, 2023 as compared to September 30, 2023 primarily attributed to the increase in the operating lease liabilities due to the renewal of the hopper car lease in December 2023 that is scheduled to mature in November 2028.

Liquidity and Capital Resources

We engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders. The agreement called for a down payment and scheduled payments at key points during the construction and installation process, which began during the fourth quarter of fiscal 2022. This project was installed and placed into service in December 2023.

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

The following table shows cash flows for the three months ended December 31, 2023 and 2022:

	2023	2022
Net cash provided by operating activities	$17,070,154	$35,259,117
Net cash provided by (used for) investing activities	8,795,788	(19,222,679)
Net cash used for financing activities	(5,881,800)	(117,081)
Net increase in Cash, Cash Equivalents, and Restricted Cash	19,984,142	15,919,357
Cash, Cash Equivalents, and Restricted Cash, beginning of period	83,284,409	63,239,614
Cash, Cash Equivalents, and Restricted Cash, end of period	$103,268,551	$79,158,971

Cash Flow provided by Operating Activities

We experienced a decrease in our cash flow from operating activities for the three months ended December 31, 2023 as compared to the same period in 2022. This decrease was primarily due to weakened margins on our primary products volatile commodity prices, and lower ethanol, distillers grains and corn oil production and sales because of the shutdown to install the high protein feed project for the three months ended December 31, 2023 as compared to the same period in 2022.

Cash Flow used for Investing Activities

We used less cash in investing activities for the three months ended December 31, 2023 as compared to the same period in 2022. This decrease was primarily the result of allowing our investments in U.S. treasury bonds to mature without renewal in preparation for the purchase by our subsidiary of the plant in Colwich, Kansas during the three months ended December 31, 2023 as compared with the same period in 2022.

Cash Flow used for Financing Activities

We used more cash for financing activities for the three months ended December 31, 2023 as compared to the same period in 2022. This increase was primarily because we did not borrow on our loan facility for the high protein project during the three months ended December 31, 2023 whereas we borrowed for an installment due on that project in the same period in 2022.
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
Short and Long Term Debt Sources
We have a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On January 31, 2024, the Company and Cardinal Colwich amended the loan agreement. The primary purpose of the amendment was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the purchase of an ethanol plant in Colwich, Kansas, permit Cardinal Ethanol to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details.

Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.45% at December 31, 2023 and September 30, 2023. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were borrowings outstanding of approximately $30,569,000 on the Declining Loan at December 31, 2023 and September 30, 2023.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.25% at December 31, 2023 and September 30, 2023. There were no borrowings outstanding at December 31, 2023 and September 30, 2023. The Revolving Credit Loan was set to mature on February 28, 2024. The amendment provides that Cardinal Ethanol may request a $10,000,000 increase in the maximum commitment under the Revolving Credit Loan, subject to approval of the lender, and may use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures. The borrowing base calculation used to determine the amount available under the Revolving Credit Loan has also been amended to include Cardinal Colwich's corn, ethanol, dried distillers grain, corn oil and soybean inventories, eligible accounts receivable and commodity trading account excess margin funds. The amendment extends the termination date of the Revolving Credit Loan to February 28, 2025.

Term Loan

The amendment provides for a new $22,000,000 Term Loan to Cardinal Colwich with an interest rate based on the prime rate plus twenty-five basis points (.25%) subject to a floor of 3.25%. Cardinal Colwich is required to make monthly interest payments on the Term Loan until June 1, 2024. Commencing on July 1, 2024, the Term Loan is to be repaid by Cardinal Colwich in fifty-nine equal monthly installments based on a seven year amortization until March 1, 2029, when the outstanding principal balance together with accrued and unpaid interest will be due.

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

The amendment modifies these covenants to provide for a consolidated minimum working capital requirement of $25,000,000, and a capital expenditures covenant that allows Cardinal Ethanol and Cardinal Colwich $10,000,000, in the aggregate, of expenditures per year without prior approval. There is also a requirement to maintain a minimum consolidated fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A consolidated debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that consolidated working capital is equal to or more than $35,000,000.
We are complying with our financial covenants and the other terms of our loan agreements at December 31, 2023. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

    We are planning various capital projects scheduled for the 2024 fiscal year in order to make certain improvements to the ethanol plant and maintain the facility. These improvements include updates to the grain probe and scale system, an additional cooling tower pump, drainage work, and other small miscellaneous projects which are expected to cost approximately $3,500,000 and be funded from operations and our current credit facilities.

We also engaged ICM, Inc. to install a system to produce high protein feed which is currently expected to cost approximately $50,000,000, including recent change orders, and be funded from operations and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. Installation of the system commenced during the fourth quarter of our 2022 fiscal year. This project was placed into service during December 2023. We are currently making adjustments to the equipment to optimize production to meet guarantees and specifications within the contract.

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

On January 16, 2023, Cardinal One Carbon Holdings, LLC, our wholly owned subsidiary, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. Cardinal One Carbon Holdings, LLC owns a 50% limited partnership interest in the Limited Partnership. The LPA contemplates that Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP will make capital contributions to fund the Project and receive distributions in accordance with their respective ownership interests. As of December 31, 2023, Cardinal One Carbon Holdings, LLC has invested approximately $7,725,000 into the CCS project. It is currently expected that the CCS Project will require Cardinal One Carbon Holdings, LLC to invest up to $18,000,000 to reach commercial operations.

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

Asset Purchase Agreement

On October 23, 2023, Cardinal Colwich entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver (the "APA"). The APA provides for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The cash purchase price for the Purchased Assets is $44,000,000. In addition, Cardinal Colwich will assume certain liabilities specified in the APA. On January 31, 2024, the purchase transaction was completed. The transaction was funded by a $22,000,000 loan from Cardinal Ethanol's primary lender and the remaining $22,000,000 was funded by operations. Additionally, Cardinal Colwich paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with assumed contracts, and to fund the purchase of necessary equipment owned by third parties. These amounts came from cash reserves.

Passthrough Entity Tax

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At December 31, 2023, accrued distributions for passthrough entity tax was $700,000 and estimated distributions paid was $1,500,000 for the three months ended December 31, 2023.

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
Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for credit losses; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the three months ended December 31, 2023.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan and Revolving Credit Loan which bear variable interest rates. There were borrowings in the amount of approximately $30,569,000 outstanding on the Declining Loan and the applicable interest rate was 8.45% at December 31, 2023. There were no borrowings outstanding on the Revolving Credit Loan at December 31, 2023. The specifics of the Declining Loan and Revolving Credit Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect of such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at December 31, 2023, would be approximately $260,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Corn Derivative Contracts	$2,685,316	$2,145,852
Ethanol Derivative Contracts	(132,497)	2,411,665
Natural Gas Derivative Contracts	(540,659)	(776,052)
Soybean Oil Derivative Contracts	(8,820)	(16,927)
Soybean Derivative Contracts	(204,521)	(1,552,337)
Soybean Forward Purchase and Sales Contracts	405,506	550,043
Totals	$2,204,325	$2,762,244

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of December 31, 2023 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from December 31, 2023. The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of December 31, 2023	Approximate Adverse Change to Income
Natural Gas	602,000	MMBTU	10%	$150,000
Ethanol	138,000,000	Gallons	10%	$20,976,000
Corn	41,908,000	Bushels	10%	$18,911,000
DDGs	307,000	Tons	10%	$5,368,000
Corn Oil	41,674,000	Pounds	10%	$2,000,000
Soybeans - Sale	4,799,000	Bushels	10%	$6,230,000
Soybeans - Purchase	4,617,000	Bushels	10%	$5,863,000

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2023.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our first quarter ended of our 2024 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

CARDINAL ETHANOL, LLC

Date:	February 8, 2024	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2024	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)