Form 10-Q
period 2024-03-31
Cardinal Ethanol LLC
filed 2024-05-13
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2024

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
☐ Yes     ☒ No

As of May 13, 2024, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	March 31, 2024	September 30, 2023
	(Unaudited)
Current Assets
Cash and cash equivalents	$50,273,944	$69,859,066
Restricted cash	11,273,803	13,425,343
Investments in available-for-sale debt securities	—	12,407,939
Trade accounts receivable	13,121,343	18,407,126
Miscellaneous receivables	2,145,200	478,069
Inventories	28,433,624	15,103,440
Prepaid and other current assets	2,330,783	298,635
Futures and options derivatives	88,204	352,464
Forward purchase/sales derivatives	63,700	66,825
Total current assets	107,730,601	130,398,907

Property, Plant, and Equipment, Net	137,052,590	92,323,559

Other Assets
Operating lease right of use asset, net	11,341,422	3,012,582
Investments	10,134,153	7,033,199
Total other assets	21,475,575	10,045,781

Total Assets	$266,258,766	$232,768,247

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Advances from customer	$1,598,743	$—
Due to broker	461,112	1,232,522
Accounts payable	5,406,948	3,171,886
Accounts payable - grain	11,491,564	11,005,387
Accrued expenses	5,693,374	4,695,515
Futures and options derivatives	3,992,024	3,817,921
Forward purchase/sales derivatives	114,295	356,177
Operating lease liability current	4,026,141	2,611,799
Current maturities of long-term debt	5,865,143	1,136,681
Total current liabilities	38,649,344	28,027,888

Long-Term Liabilities
Long-term debt, net of current maturities	51,267,399	29,432,277
Operating lease long-term liabilities	7,329,138	416,931
Liability for railcar rehabilitation costs	2,490,381	2,358,134
Other long-term liabilities	17,873	—
Total long-term liabilities	61,104,791	32,207,342

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(10,671)
Retained earnings	95,592,418	101,631,475
Total members' equity	166,504,631	172,533,017

Total Liabilities and Members’ Equity	$266,258,766	$232,768,247
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Revenues	$79,431,262	$130,771,456	$148,542,857	$265,719,575

Cost of Goods Sold	78,358,520	115,334,588	141,947,079	232,343,763

Gross Profit	1,072,742	15,436,868	6,595,778	33,375,812

Operating Expenses	3,493,782	2,354,767	6,133,148	4,627,371

Operating Income (Loss)	(2,421,040)	13,082,101	462,630	28,748,441

Other Income
Interest income	745,589	451,165	1,946,099	872,897
Interest expense	(1,011,146)	—	(1,011,146)	—
Miscellaneous income (expense)	1,185,540	37,298	(64,894)	85,997
Loss on equity method investment	(35,322)	(95,878)	(149,046)	(326,984)
Total	884,661	392,585	721,013	631,910

Net Income (Loss)	$(1,536,379)	$13,474,686	$1,183,643	$29,380,351

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income (Loss) Per Unit - basic and diluted	$(105)	$923	$81	$2,012

Distributions Per Unit	$150	$500	$450	$1,000

Unrealized gain on available-for-sale debt securities	—	7,804	10,671	98
Total comprehensive income	—	7,804	10,671	98
Net Comprehensive Income (Loss)	$(1,536,379)	$13,482,490	$1,194,314	$29,380,449

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Cash Flows from Operating Activities
Net income	$1,183,643	$29,380,351
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,005,950	5,765,691
Loss on sale of equipment	103,832	—
Change in fair value of commodity derivative instruments	199,606	(2,224,976)
Non-cash dividend income	—	(155,862)
Accrued interest income	—	(171,368)
Earnings on available-for-sale debt securities	(81,390)	—
Non-cash lease expense	—	16,341
Loss from equity method investment	149,046	326,984
Amortization of deferred financing cost	8,760	—
Change in operating assets and liabilities, net of asset acquisition:
Trade accounts receivable	5,285,783	(5,422,463)
Miscellaneous receivables	(467,131)	638,960
Inventories	(11,018,457)	(23,357,068)
Prepaid and other current assets	(2,032,148)	(618,432)
Due to broker	(771,410)	356,704
Accounts payable	186,552	(1,711,116)
Accounts payable - grain	486,177	(323,985)
Accrued expenses	3,186,512	(1,657,079)
Liability for railcar rehabilitation costs	132,247	155,685
Other long-term liabilities	17,873	—
Advances from customers	1,598,743	—
Net cash provided by operating activities	3,174,188	998,367
Cash Flows from Investing Activities
Payments for capital assets of subsidiary	(42,373,598)	—
Payments for inventory of subsidiary	(2,311,727)
Payments for construction in progress	(7,407,649)	(9,642,446)
Proceeds from maturities of available-for-sale debt securities	12,500,000	—
Proceeds from investments in debt securities	—	(11,340,468)
Investment in Cardinal One Carbon Holdings, LLC	(3,250,000)	(1,350,000)
Net cash used for investing activities	(42,842,974)	(22,332,914)
Cash Flows from Financing Activities
Distributions paid	(8,622,700)	(14,606,000)
Proceeds from revolving credit loan	29,226,683	21,968,768
Payments on revolving credit loan	(29,226,683)	(21,968,768)
Payments for deferred financing costs	(280,319)	—
Proceeds from economic development fund	—	2,950,000
Proceeds from long-term debt	26,835,143	7,185,919
Net cash provided by (used for) financing activities	17,932,124	(4,470,081)
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(21,736,662)	(25,804,628)

Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	83,284,409	63,239,614

Cash, Cash Equivalents, and Restricted Cash – End of Period	$61,547,747	$37,434,986

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$50,273,944	$30,118,147
Restricted Cash - Balance Sheet	11,273,803	7,316,839
Cash, Cash Equivalents, and Restricted Cash	$61,547,747	$37,434,986

Supplemental Cash Flow Information
Interest paid	$1,481,182	$435,611

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in progress included in accrued expenses and accounts payable	$2,172,820	$178,839
Construction period interest capitalized in property, plant and equipment	$684,585	$511,395
Accrued distributions included in accrued expenses	$700,000	$2,750,000
Proceeds to be received from sale of equipment in miscellaneous receivables	$1,200,000	$—

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net Income	—	15,905,665	—	15,905,665

Member Distributions	—	(7,303,000)	—	(7,303,000)

Unrealized Loss on Available-For-Sale Debt Securities	—	—	(7,706)	(7,706)

Balance December 31, 2022	$70,912,213	$84,960,944	$(7,706)	$155,865,451

Net Income	—	13,474,686	—	13,474,686

Member Distributions	—	(10,053,000)	—	(10,053,000)

Unrealized Gain on Available-For-Sale Debt Securities	—	—	7,804	7,804

Balance March 31, 2023	$70,912,213	$88,382,630	$98	$159,294,941

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2023	$70,912,213	$101,631,475	$(10,671)	$172,533,017

Net Income	—	2,720,022	—	2,720,022

Member Distributions	—	(4,481,800)	—	(4,481,800)

Unrealized Gain on Available-For-Sale Debt Securities	—	—	10,671	10,671

Balance December 31, 2023	$70,912,213	$99,869,697	$—	$170,781,910

Net Loss	—	(1,536,379)	—	(1,536,379)

Member Distributions	—	(2,740,900)	—	(2,740,900)

Balance March 31, 2024	$70,912,213	$95,592,418	$—	$166,504,631

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements (the "financial statements") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended September 30, 2023, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn fermented protein ("CFP"), corn oil and carbon dioxide near Union City, Indiana (the "Indiana Plant" or "Union City" or "Indiana") and sells these products throughout the continental United States. During the six months ended March 31, 2024 and 2023, the Company produced approximately 49,628,000 and 69,568,000 gallons of ethanol, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc., Cardinal One Carbon Holdings, LLC, and Cardinal Colwich, LLC ("Cardinal Colwich"), (collectively, the Company). Cardinal Ethanol Export Sales, Inc. is an Interest Charge Domestic to International Sales Company ("IC-DISC") designed to take advantage of certain tax incentives for export sales to other countries. Cardinal One Carbon Holdings, LLC was formed to hold the partnership interest for the investigation and pursuit of carbon dioxide capture and sequestration. Cardinal Colwich was formed to purchase the assets of an ethanol plant in Colwich, Kansas (the "Kansas Plant" or "Colwich" or "Kansas"). Subsequent to the purchase, the intention is to use the assets to produce fuel-grade ethanol, distillers grains, CFP, corn oil, and carbon dioxide. All inter-company balances and transactions have been eliminated in consolidation.

On October 23, 2023, the Company made an initial down payment required to purchase the assets of an ethanol plant by the asset purchase agreement for $3,250,000. On January 31, 2024, the purchase transaction was completed. The transaction was funded by a $22,000,000 loan from the Company's primary lender and the remaining $22,000,000 was funded by operations. Additionally, the Company paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with contracts the Company was assuming and to fund the purchase of necessary equipment owned by third parties. These amounts came from the Company's cash reserves. The transaction will be reported as an asset purchase under regulation SX rule 11-01(d) as the plant was idled since April 2023. The prior owner is defunct, and the assets turned over to a receiver from whom the Company purchased them. The Company will establish its own producer base, customer base and employee base to establish this subsidiary as a business.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
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

•Ethanol Division. Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plants, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

•Trading Division. The Company has a grain loading facility within the Company's Union City, Indiana site to buy, hold and sell inventories of agricultural grains, primarily soybeans. The Company performs no additional processing of these grains, unlike the corn inventory the Company holds and uses in ethanol production. The activities of buying, selling and holding of grains other than for ethanol and co-product production comprise this financial reporting segment.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, valuation of inventories, the assumptions used in the analysis of the impairment of long-lived assets, allowance for credit losses, railcar rehabilitation costs, asset purchase price allocation, and inventory purchase commitments.

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at three financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase, except for those amounts that are held in the investment portfolio for long-term investment. There were no cash equivalents at March 31, 2024. At September 30, 2023, cash equivalents were approximately $33,229,000 and consisted of investments in treasury bills.

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
March 31, 2024
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are included as a component of operating expenses in the consolidated statements of operations. The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. At March 31, 2024 and September 30, 2023, the Company determined that an allowance for credit losses was not necessary.

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

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at March 31, 2024 and September 30, 2023. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company is planning various capital projects scheduled for the 2024 fiscal year in order to make certain improvements to the ethanol plants and maintain the facilities. These improvements at the Indiana Plant include an additional cooling tower pump, drainage work, and other small miscellaneous projects. The Indiana Plant installed a high protein feed system to produce corn fermented protein (CFP), costing approximately $50,000,000, including recent change orders, during the first quarter of fiscal 2024. The project was funded from operations and from current credit facilities as amended. The system is operational and the Indiana Plant and the manufacturer are testing and modifying the installation to meet guaranteed and optimal rates. This project was placed into service in December 2023. The improvements at the Kansas Plant include working on bringing the plant on-line.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairments were considered necessary for the six months ended March 31, 2024 and 2023.

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

Passthrough Entity Tax

The Company records Indiana passthrough entity tax in accordance with ASC 740 and has elected to account for the payments as an equity transaction through member distributions. At March 31, 2024, accrued distributions for Indiana passthrough entity tax was $700,000 as compared to $2,750,000 at March 31, 2023. The Company paid approximately $2,050,000 for 2023 taxes during the six months ended March 31, 2024 and paid approximately $2,300,000 for 2022 taxes during the six months ended March 31, 2023.

Economic Development Fund

In September 2007, the Company entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area. Under the terms of this agreement, beginning in January 2008 through December 2028, the money paid towards property tax is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at the Company's direction, for the Union City, Indiana plant (the "Indiana Plant"). The Company does not have title to or control over the funds in the acquisition account.

On February 14, 2023, the Company received $2,950,000 from the Commission. The Company has elected to account for this transaction under the International Accounting Standard (IAS) No. 20 Accounting for Government Grants and Disclosure of Government Assistance as U.S. GAAP does not contain explicit guidance. The Company reported this transaction in the consolidated statement of cash flows as proceeds from the economic development fund, and in the consolidated balance sheet as a reduction of payments for construction in progress during the three months ended March 31, 2023.

Deferred Financing Costs

Deferred financing costs are presented as a reduction to the debt and amortized as interest expense over the term of the underlying debt agreement by use of the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are fully amortized to interest expense when debt is retired before maturity.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's contracts primarily

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
consist of agreements with marketing companies and other customers as described below. The Company's performance obligations consist of the delivery of ethanol, distillers grains, CFP, corn oil, soybeans and carbon dioxide to its customers. The consideration the Company receives for these products is fixed based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. The Company's contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. The Company sells each of the products via different marketing channels as described below.

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

•Distillers grains. The Company engages another third-party marketing company, CHS, Inc, to market one hundred percent of the distillers grains it produces at the plants. The process for selling the distillers grains is like that of ethanol, except that CHS takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon among the three parties, and CHS provides schedules and orders representing performance obligations. Revenue is recognized net of commissions, freight, and fees.

•Corn fermented protein. The Company also engages CHS, Inc. to market one hundred percent of the CFP it produces at the plants. The process for selling the CFP is like that of dried distillers grains.

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

•Carbon dioxide. The Company sells a portion of the carbon dioxide it produces at the Indiana Plant to a customer that maintains a plant on-site for a set price per ton. Delivery is defined as transference of the gas from the Indiana Plant's stream to their plant.

•Soybeans and other grains. The Indiana Plant sells soybeans exclusively to commercial mills, processors or grain traders. Contracts are negotiated directly with the parties at prices based on negotiated prices.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plants, insurance, professional fees, depreciation of trading division fixed assets, property taxes and similar costs.

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the consolidated balance sheet at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in the consolidated statement of operations, depending on the item being hedged.

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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
The following tables disaggregate revenue by major source for the three and six months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$44,029,600	$—	$44,029,600
Distillers Grains	11,802,911	—	11,802,911
CFP	118,609	—	118,609
Corn Oil	3,401,224	—	3,401,224
Carbon Dioxide	112,201	—	112,201
Total revenues from contracts with customers	59,464,545	—	59,464,545

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	19,966,717	19,966,717
Total revenues from contracts accounted for as derivatives	—	19,966,717	19,966,717
Total Revenues	$59,464,545	$19,966,717	$79,431,262

Six Months Ended March 31, 2024 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$86,249,710	$—	$86,249,710
Distillers Grains	20,545,363	—	20,545,363
CFP	118,609	—	118,609
Corn Oil	6,698,429	—	6,698,429
Carbon Dioxide	184,518	—	184,518
Total revenues from contracts with customers	113,796,629	—	113,796,629

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	34,746,228	34,746,228
Total revenues from contracts accounted for as derivatives	—	34,746,228	34,746,228
Total Revenues	$113,796,629	$34,746,228	$148,542,857

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
Three Months Ended March 31, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$79,548,471	$—	$79,548,471
Distillers Grains	18,221,222	—	18,221,222
Corn Oil	7,736,636	—	7,736,636
Carbon Dioxide	113,641	—	113,641
Other Revenue	273,192	—	273,192
Total revenues from contracts with customers	105,893,162	—	105,893,162

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	24,878,294	24,878,294
Total revenues from contracts accounted for as derivatives	—	24,878,294	24,878,294
Total Revenues	$105,893,162	$24,878,294	$130,771,456

Six Months Ended March 31, 2023 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$165,859,716	$—	$165,859,716
Distillers Grains	33,585,173	—	33,585,173
Corn Oil	15,766,277	—	15,766,277
Carbon Dioxide	234,735	—	234,735
Other Revenue	273,192	—	273,192
Total revenues from contracts with customers	215,719,093	—	215,719,093

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	50,000,482	50,000,482
Total revenues from contracts accounted for as derivatives	—	50,000,482	50,000,482
Total Revenues	$215,719,093	$50,000,482	$265,719,575

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
March 31, 2024
The contractual terms with the carbon dioxide customer calls for an annual settlement.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

Contract Liabilities

The Company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of its contracts with customers. The Company recorded advances from customers for approximately $1,599,000 at March 31, 2024. There were no advances from customers as of September 30, 2023.

3. CONCENTRATIONS

Two major customers accounted for approximately 91% and 86% of the outstanding accounts receivable balance at March 31, 2024 and September 30, 2023, respectively. These same two customers accounted for approximately 72% and 75% of revenue for the six months ended March 31, 2024 and March 31, 2023, respectively.

4.  INVENTORIES

Inventories consist of the following as of:

	March 31, 2024 (Unaudited)	September 30, 2023
Ethanol Division:
Raw materials	$13,026,409	$3,517,682
Work in progress	1,753,332	1,848,663
Finished goods	4,347,672	4,638,966
Spare parts	7,981,702	4,789,021
Ethanol Division Subtotal	$27,109,115	$14,794,332
Trading Division:
Grain inventory	$1,324,509	$309,108
Trading Division Subtotal	1,324,509	309,108
Total Inventories	$28,433,624	$15,103,440

The Company had a net realizable value write-down for ethanol inventory of approximately $1,369,000 and $872,000 for the six months ended March 31, 2024 and 2023, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At March 31, 2024, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2025 for approximately 4% of expected production needs for the next 21 months. Approximately 2% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and the Company recognized a write-down of $1,981,000 at March 31, 2024 and recognized no write-down at March 31, 2023. The

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
Company has elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At March 31, 2024, the Ethanol Division had forward dried distiller grains contracts for approximately 84% of expected production for the next month at various fixed prices for delivery through April 2024. At March 31, 2024, the Company had forward CFP contracts for approximately 31% of expected production for the next two months at various fixed prices for delivery through May 2024. At March 31, 2024, the Company had forward corn oil contracts for approximately 42% of expected production for the next month at various fixed prices for delivery through April 2024. Additionally, at March 31, 2024, the Trading Division had forward soybean purchase contracts for approximately 6% of expected origination for various delivery periods through January 2025. Approximately 15% of the forward soybean purchases were with related parties.

5. DERIVATIVE INSTRUMENTS

The Company enters into corn, ethanol, natural gas, soybean oil and soybean derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the consolidated balance sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.

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

At March 31, 2024, the Ethanol Division had a net short (selling) position of 8,600,001 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and other markets as of March 31, 2024 and are forecasted to settle for various delivery periods through December 2025. The Ethanol Division had a net short (selling) position of 9,030,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2024. The Ethanol Division had a net long (buying) position of 600,000 pounds of soybean oil under derivative contracts as of March 31, 2024. These soybean oil derivatives are traded on the Chicago Board of Trade and are forecasted to settle through August 2024. At March 31, 2024, the Ethanol Division had no open positions of natural gas. At March 31, 2024, the Trading Division had a net long (buying) position of 5,001 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are, as of March 31, 2024, forecasted to settle for various delivery periods through March 2025. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
The following table provides balance sheet details regarding the Company's derivative financial instruments at March 31, 2024:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$—	$3,806,204
Corn Futures and Options Contracts	Futures and Options Derivatives	$—	$185,820
Soybean Oil Futures and Options Contracts	Futures and Options Derivatives	$19,800	$—
Soybean Futures and Options Contracts	Futures and Options Derivatives	$68,404	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$63,700	$114,295

As of March 31, 2024, the Company had approximately $11,274,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, and soybean derivatives held by three brokers.

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
March 31, 2024
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Corn Futures and Options Contracts	Cost of Goods Sold	$3,005,538	$5,690,854	$5,295,581	$7,441,433
Ethanol Futures and Options Contracts	Revenues	494,611	362,114	828,850	5,159,457
Natural Gas Futures and Options Contracts	Cost of Goods Sold	20,680	(519,979)	(1,517,137)	(2,293,188)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	(3,022)	(11,842)	(60,859)	(77,786)
Soybean Futures and Options Contracts	Cost of Goods Sold	276,323	71,802	398,834	(1,153,503)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(163,866)	241,640	(263,080)	286,963
Totals		$3,630,264	$5,834,589	$4,682,189	$9,363,376

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(117,982)	$(117,982)	$(87,868)	$(30,114)	$—
Ethanol Futures and Options Contracts	$(3,806,204)	$(3,806,204)	$(3,806,204)	$—	$—
Soybean Oil Futures and Options Contracts	$19,800	$19,800	$19,800	$—	$—
Soybean Futures and Options Contracts	$68,404	$68,404	$74,563	$(6,159)	$—
Soybean Forward Purchase Contracts	$(50,595)	$(50,595)	$—	$(50,595)	$—
Soybean Inventory	$1,324,509	$1,324,509	$—	$1,324,509	$—
Accounts Payable	$(12,320,549)	$(12,320,549)	$—	$(12,320,549)	$—

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
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

The Company determines the fair value of commodity futures derivative instruments utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

The Company determines the fair value of treasury bills utilizing Level 1 inputs by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data based on quoted market prices in active markets.

The Company determines the fair value of corn and soybean futures and options Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. Soybean forward purchase and sale contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near March 31, 2024 and September 30, 2023.

Accounts payable is generally stated at historical amounts, with the exception of approximately $12,321,000 and $3,909,000 at March 31, 2024 and September 30, 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt to be the carrying value of approximately $57,133,000 and $30,569,000 at March 31, 2024 and September 30, 2023, respectively. The Company considers this to be a Level 2 input. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024

7.  BANK FINANCING

The Company formerly had a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based upon the U.S. prime rate published in the Wall Street Journal to each of the individual loans. The interest rates on each of the loans changes daily. On January 31, 2024, the Company amended the loan agreement. The primary purpose of the amendment was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the purchase of the Kansas Plant, permit the Company to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. On April 30, 2024, the Company amended the loan agreement to extend the time period for the Company to provide consents from counterparties to material contracts collaterally assigned to the lender.
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the Indiana Plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.45% at March 31, 2024 and September 30, 2023. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan is expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. The Company had borrowings outstanding of approximately $35,404,000 and $30,568,958 on the Declining Loan at March 31, 2024 and September 30, 2023, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, CFP, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.25% at March 31, 2024 and September 30, 2023. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2024 and September 30, 2023. The Revolving Credit Loan was set to mature on February 28, 2024. The amendment provides that the Company may request a $10,000,000 increase in the maximum commitment under the Revolving Credit Loan, subject to approval of the lender, and may use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures. The borrowing base calculation used to determine the amount available under the Revolving Credit Loan has also been amended to include Cardinal Colwich's corn, ethanol, dried distillers grain, CFP and corn oil inventories, eligible accounts receivable and commodity trading account excess margin funds. The amendment extends the termination date of the Revolving Credit Loan to February 28, 2025.

Term Loan

The amendment provides for a new $22,000,000 Term Loan to the Company with an interest rate based on the prime rate plus twenty-five basis points (.25%) subject to a floor of 3.25%. The interest rate was 8.75% at March 31, 2024. The Company incurred approximately $280,000 of costs in connection with the amendment of the Term Loan, which are recorded as deferred financing costs. The Company is required to make monthly interest payments on the Term Loan until June 1, 2024. Commencing on July 1, 2024, the Term Loan is to be repaid by the Company in fifty-nine equal monthly installments based on

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
a seven year amortization until March 1, 2029, when the outstanding principal balance together with accrued and unpaid interest will be due. The Company had borrowings outstanding of approximately $21,728,000 on the Term Loan at March 31, 2024.

These loans are subject to protective covenants, which require the Company to maintain various financial ratios. The covenants include a working capital requirement of $15,000,000, and a capital expenditures covenant that allows the Company $6,000,000 of expenditures per year without prior approval. The cost of the high protein feed system is excluded from the capital expenditures calculation until the principal balance of the Declining Loan converts to term debt. There is also a requirement to maintain a minimum fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that working capital is equal to or more than $23,000,000. The amendment modifies these covenants to provide for a consolidated minimum working capital requirement of $25,000,000, and a capital expenditures covenant that allows the Company $10,000,000, in the aggregate, of expenditures per year without prior approval. There is also a requirement to maintain a minimum consolidated fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A consolidated debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that consolidated working capital is equal to or more than $35,000,000.

The consolidated estimated maturities of long-term debt at March 31, 2024 are as follows:

	Principal	Amortization of Deferred Financing Costs	Total
April 1, 2024 to March 31, 2025	$5,917,703	$(52,560)	$5,865,143
April 1, 2025 to March 31, 2026	8,233,631	(52,560)	8,181,071
April 1, 2026 to March 31, 2027	8,975,370	(52,560)	8,922,810
April 1, 2027 to March 31, 2028	9,779,531	(52,560)	9,726,971
April 1, 2028 to March 31, 2029	10,664,966	(52,560)	10,612,406
Thereafter	13,832,900	(8,759)	13,824,141
Total long-term debt	$57,404,101	$(271,559)	$57,132,542

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. As of March 31, 2024, the Company’s weighted average discount rate was 8.25%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. As of March 31, 2024, the weighted average remaining lease term was 3.51 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of March 31, 2024:

April 1, 2024 to March 31, 2025	$4,771,220
April 1, 2025 to March 31, 2026	3,132,900
April 1, 2026 to March 31, 2027	2,225,700
April 1, 2027 to March 31, 2028	1,772,100
April 1, 2028 to March 31, 2029	1,181,400
Totals	13,083,320
Amount representing interest	(1,728,041)
Lease liabilities	$11,355,279

For the six months ended March 31, 2024, the Company recorded operating lease costs of approximately $2,186,000 in cost of goods sold in the Company’s consolidated statement of operations. Cash paid for the operating leases was approximately $1,999,000 for the six months ended March 31, 2024.

9. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce at the Indiana Plant. The buyer agrees to remit a fixed percentage rate of the actual selling price to the Company for distillers dried grain solubles and wet distiller grains. The agreement may be terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

The Company entered into an agreement with an unrelated third party for the purpose of marketing and selling all of the distillers products the Company is expected to produce at the Kansas Plant. The initial term of the agreement commences as of the effective date, to be renewed thereafter automatically for additional periods unless either party gives notice of non-renewal in accordance with the terms of the agreement. The agreement may be terminated by mutual agreement, upon the default of one of the parties as set forth in the agreement, due to the bankruptcy or insolvency of a party or due to force majeure. In addition, the marketer may terminate due to changes or events in the U.S. government or regulatory structure likely to cause conditions under which it would be unable to perform its obligations, if it is unable to secure adequate buyers having acceptable credit risk, or if the value of the distillers products significantly changes as a result of a change in government programs and the parties are unable to agree on a revised formula for determining the purchase price. The Company will receive a purchase price less certain agreed-upon amounts. The marketer may purchase on its own account upon notice and will be responsible for all transportation arrangements.

The Company entered into an agreement with an unrelated company to sell all of the ethanol the Company produces at the Indiana Plant. The Company agrees to pay a commission of a fixed percent of the net purchase price for marketing and distribution. In July 2009, the initial term of the agreement was extended to eight years and the commission increased in exchange for reducing the payment terms from 14 days to 7 days after shipment. In November 2012, the Company amended this agreement to extend the initial term of the agreement to eleven years, expiring in 2019, in exchange for capping the commissions at $1,750,000 per year. Effective November 18, 2018, the two companies amended the marketing agreement. The amendment added a renewal term to the initial agreement that extended the contract until November 30, 2022. It provided for the payment of the commission to be calculated on each net gallon of ethanol taken under the agreement. It modified how the cost of rail car shipments are charged to the Company, moving from a per gallon fee to requiring that the marketer provide a minimum 225 rail cars to the Company on a per car per month lease basis as described in Note 8. Finally, it reduced the delivery to payment period. On September 14, 2022, the Company executed an amendment to extend the term until December 31, 2024, subject to automatic renewals thereafter for one-year periods unless either party gives notice of non-renewal at least 90 days prior to the end of the current term. The agreement may also be terminated due to the insolvency or intentional misconduct of either party or upon the default of one of the parties as set forth in the agreement. In addition, the amendment

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
added a provision that allows the Company to terminate the agreement on 90 days prior written notice upon a "Material Change in Control". Upon termination of the agreement for any reason, the Company may be obligated to continue to deliver ethanol for a period of time to cover certain contractual commitments for which the Company gave prior written approval. The amendment also provides for certain adjustments to the purchase price for sales made to the marketer for its own account or for sales of exported ethanol. If this adjusted price can not be finalized at time of payment, the parties may agree upon a provisional price which shall be trued up later. The amendment was effective on December 1, 2022. On April 26, 2024, the Company executed an amendment to extend the term of the agreement, to be renewed thereafter automatically for one-year periods unless either party gives notice of non-renewal in accordance with the terms of the amendment.

The Company entered into an agreement with an unrelated company for the purpose of marketing and distributing all of the ethanol the Company produces at the Kansas Plant. The initial term of the agreement begins on the date when ethanol produced at the Kansas Plant is available for delivery, to be renewed thereafter automatically for additional periods unless either party gives notice of non-renewal in accordance with the terms of the agreement. The agreement may be terminated due to the insolvency or intentional misconduct of either party, upon a "Material Change in Control" or upon the default of one of the parties as set forth in the agreement. The Company will be paid the purchase price invoiced to the third-party purchaser less certain agreed-upon amounts. The marketer has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser and to use its best efforts to obtain the best purchase price available for the ethanol. The marketer is responsible for all transportation arrangements.

Rail Car Rehabilitation Costs

The Company leased 180 hopper rail cars for use in the Indiana Plant under a multi-year agreement which ended in November 2023. The Company executed a renewal to lease 179 hopper rail cars under a multi-year agreement effective December 2023 and ending in November 2028. Under the agreement, the Company is required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.

Company management has estimated total costs to rehabilitate the cars at March 31, 2024, to be approximately $2,490,000. During the six months ended March 31, 2024, the Company has recorded a corresponding expense in cost of goods sold of approximately $179,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

High Protein System Installation Agreement

On January 20, 2022, the Company contracted with ICM, Inc. to install a system to produce high protein feed, also known as corn fermented protein or CFP, which cost approximately $50,000,000, including change orders, and was funded from operations and from our current credit facilities as amended. This project was placed into service in December 2023 and is currently operational. ICM and the Company are in the process of making adjustments to optimize production to meet guarantees and specifications within the contract. The Company sold approximately $119,000 of CFP during the six months ended March 31, 2024.

Asset Purchase Agreement

On October 23, 2023, Cardinal Colwich, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the "APA") with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver. The APA provides for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The cash purchase price for the Purchased Assets is $44,000,000. In addition, Cardinal Colwich will assume certain liabilities specified in the APA. On January 31, 2024, the transaction was completed. The transaction was funded by a $22,000,000 loan from the Company's primary lender and the remaining $22,000,000 was funded by operations. Additionally, the Company paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with contracts the Company was assuming, and to fund the purchase of necessary equipment owned by third parties. These amounts came from the Company's cash reserves.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
The following table outlines the assets capitalized from the transaction:

Land	$1,955,896
Land improvements	2,934,077
Office buildings	321,893
Plant buildings	3,359,087
Plant and equipment	32,916,181
Vehicles	9,515
Computer equipment and software	191,624
Spare Parts	2,311,727
$44,000,000

The additional fees paid associated with the transaction were as follows:

Deferred financing costs	$280,319
Plant and equipment from third parties	685,325
Other fees	59,088
$1,024,732

In connection with the acquisition, the Company assumed, through its wholly owned subsidiary, certain material contracts. On January 31, 2024, the Company assumed a license agreement which provides a revocable, royalty-free, non-assignable, non-exclusive license to use certain proprietary technologies and information in connection with the ownership, operation and maintenance of the Kansas Plant. The license agreement may be terminated for an unauthorized usage of the proprietary property, an unauthorized disclosure of the proprietary property or a breach of the license agreement and failure to cure as provided.
On January 31, 2024, the Company also assumed a water sharing agreement to permit it to use water for operations at the Kansas Plant from a water right owned by an unrelated party subject to certain restrictions on rates of diversion and consumption and cumulative amounts used. The Company will be required pay certain costs, expenses, fees, assessments and charges and pay an annual fee for the use of the water. The water sharing agreement as amended, provides that it can be terminated by the owner of the water right after an initial period upon written notice of a specified time before such termination goes into effect. In addition, if the owner of the water right needs the water for its operations, it can also recall the water or reduce the amounts used after an initial period upon written notice of a specified time before such recall or reduction goes into effect. The water sharing agreement may also be terminated upon the Company's breach, and failure to cure, as provided therein.

Tank Rail Car Lease

On January 31, 2024, the Company assumed a lease for 210 tank rail cars for use in the Kansas Plant under a multi-year agreement ending in June 2026, to continue thereafter on a month to month basis unless terminated upon 30 days written notice by either party. Under the agreement, the Company is required to return, at its expense, each car in good working order, ordinary wear and tear excepted, at the termination of the lease.

10. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains, CFP and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plants primarily

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024
from local agricultural producers and from purchases on the open market. During the six months ended March 31, 2024, ethanol sales averaged approximately 58% of total revenues and corn costs averaged 56% of total cost of goods sold.

The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol, distillers grains, CFP and corn oil, and the related cost of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and the unleaded gasoline and petroleum markets, although, since 2005, the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
March 31, 2024

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$59,464,545	$105,893,162	$113,796,629	$215,719,093
Trading division	19,966,717	24,878,294	34,746,228	50,000,482
Total Revenue	$79,431,262	$130,771,456	$148,542,857	$265,719,575

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$814,790	$14,380,601	$5,561,098	$31,951,781
Trading division	257,952	1,056,267	1,034,680	1,424,031
Total Gross Profit	$1,072,742	$15,436,868	$6,595,778	$33,375,812

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$(2,466,750)	$12,343,077	$(42,564)	$27,958,896
Trading division	45,710	739,024	505,194	789,545
Total Operating Income (Loss)	$(2,421,040)	$13,082,101	$462,630	$28,748,441

	March 31, 2024	September 30, 2023
Grain Inventories:	(unaudited)
Ethanol division	$13,026,409	$3,517,682
Trading division	1,324,509	309,108
Total Grain Inventories	$14,350,918	$3,826,790

	March 31, 2024	September 30, 2023
Total Assets:	(unaudited)
Ethanol division	$260,747,010	$234,913,852
Trading division	5,511,756	(2,145,605)
Total Assets	$266,258,766	$232,768,247

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
March 31, 2024
Company holds 50% or less of the common stock or in-substance common stock (or both common and in-substance common stock) is to account for such investment under the equity method. The Company considers its financial position and results of operations in evaluating the extent of disclosures of the financial position and results of operations of an entity in which the Company invests.

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of approximately $8,752,000 and $5,651,000 was reflected on the consolidated balance sheet as of March 31, 2024, and September 30, 2023, respectively. Losses on equity method investment of approximately $149,000 and $327,000 was reflected on the consolidated statement of operations for the three and six months ended March 31, 2024, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended March 31, 2024, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated condensed financial statements (the "financial statements") and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. References to “we,” “us,” “our,” “Cardinal Ethanol” and the “Company” collectively refer to Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc., Cardinal One Carbon Holdings, LLC, and Cardinal Colwich, LLC, except where otherwise noted.

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
•Decreases in the price we receive for our ethanol, distillers grains, high protein feed, corn oil and other grains;
•Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;
•Our ability to profitably operate our ethanol plants and maintain a positive spread between the selling price of our products and our raw material costs;
•Negative impacts that our hedging activities may have on our operations;
•Ethanol and distiller grains supply exceeding demand and corresponding price reductions;
•Our ability to generate free cash flow to invest in our business and service our debt;
•Changes in the environmental regulations that apply to our operations;
•Changes in our business strategy, capital improvements or development plans;
•Changes in production capacity of our plants or technical difficulties in operating our plants;
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
•Our ability to hire and retain key employees and maintain labor relations;
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

•Decreases in production rates due to installation of our high protein feed system;
•Changes in our ability to secure adequate water supply to satisfy our plants’ requirements;
•Our ability to start up our plant in Kansas and commence operations on a commercial scale; and
•Our ability to secure and maintain appropriate permits to operate our plants.

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

Overview

Cardinal Ethanol, LLC is an Indiana limited liability company operating an ethanol plant in east central Indiana near Union City, Indiana (the "Indiana Plant"). We began producing ethanol, distillers grains and corn oil in November 2008. In addition, we procure, transport and sell grain commodities through our grain trading business which began operations at the end of our fourth fiscal quarter of 2017.

On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "EPC Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system at the Indiana Plant and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the EPC Agreement and subsequent adjustments due to change orders executed by the parties, which cost approximately $50,000,000, including change orders, which is payable in installments. We will also pay license fees of $10 per ton of PROTOMAX™, a high protein feed product, produced by the system for a period of 10 years. We funded the project from operations and from our current credit facilities as amended. We began installation of the system during the fourth quarter of our fiscal year 2023 and the system was placed into service in December 2023. We had sales of approximately $119,000 of CFP during the six months ended March 31, 2024. We experienced a shutdown of the Indiana Plant during the six months ended March 31, 2024 in connection with the installation of our high protein feed system which resulted in a reduction in gallons of ethanol, tons of distillers grains and pounds of corn oil produced during the period. We also expect that there will be a period of time of up to three months before our production rates of ethanol and corn oil production will return to historic levels. In addition, our distillers grains production is transitioning and is expected to be replaced with a high protein feed product and fiber meal once the project ramps up to expected rates. However, the overall reduction in production of our products caused by the installation of the system may be significant and could adversely impact our profitability.

We have engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our Indiana Plant (the "CCS Project"). On January 16, 2023, Cardinal One Carbon Holdings, LLC, a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. The LPA governs the rights, duties and responsibilities of the parties in connection with the ownership of the Limited Partnership. In addition, on the same date, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP entered into an Amended and Restated Limited Liability Company Agreement of One Carbon Partnership GP LLC (the "GP"). The purpose of the GP is to serve as the general partner of the Limited Partnership. The CCS Project is still in its early stages and is subject to many variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

On October 23, 2023, Cardinal Colwich, LLC ("Cardinal Colwich"), a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver to purchase substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas (the "Kansas Plant"). On January 31, 2024, the purchase transaction was completed. The cash purchase price was $44,000,000. In addition, Cardinal Colwich assumed certain liabilities specified in the APA. The transaction was funded by a $22,000,000 loan from the Company's primary lender and the remaining $22,000,000 was funded by operations. Additionally, the Company paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with assumed contracts, and to fund the purchase of necessary equipment owned by third parties. These amounts came from cash reserves. The Kansas Plant has not operated since April of 2023 when it went into receivership and was purchased by us in an idled state.

On January 31, 2024, the Company entered into a Second Amended and Restated Construction Loan Agreement (the "Second Amended Credit Agreement"), which amends and restates the First Amended and Restated Construction Loan Agreement dated June 10, 2013, as amended (the "First Amended Credit Agreement"), with First National Bank of Iowa ("FNBO"). The primary purpose of the Second Amended Credit Agreement was to provide additional financing to the Company to fund a portion of the funds needed to complete the acquisition of the Kansas Plant, permit the Company to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. Please refer to Item 1 - Financial Statements - Note 7 - Bank Financing for more information.
In connection with the acquisition of the Kansas Plant, Cardinal Colwich assumed, certain material contracts. On January 31, 2024, Cardinal Colwich assumed the Owner's License Agreement dated March 2, 2018 between Element, LLC and ICM, Inc. as amended on December 16, 2020 and March 25, 2022 (collectively, the "License Agreement"). The License Agreement provides a revocable, royalty-free, non-assignable, non-exclusive license by ICM, Inc. to use certain proprietary technologies and information as defined in the License Agreement to produce ethanol, RINS, carbon credits, corn oil, feed products and other products in connection with the ownership, operation maintenance and repair of the Kansas Plant. ICM may terminate the License Agreement if Cardinal Colwich uses the proprietary property for any unauthorized purpose or in violation of the License Agreement, discloses the proprietary property to anyone other than permitted by the License Agreement or upon Cardinal Colwich's breach of and failure to cure the License Agreement as provided.
On January 31, 2024, Cardinal Colwich also assumed the Water Sharing Agreement dated February 28, 2018 between Element, LLC and Kansas Gas & Electric Company, now Evergy Kansas South, Inc. ("Evergy"), as amended on January 31, 2024 (collectively, the "Water Sharing Agreement"). The Water Sharing Agreement provides Cardinal Colwich with the right to use water for operations at the Kansas Plant from a Water Right owned by Evergy, subject to certain restrictions on rates of diversion and consumption and cumulative amounts used. As amended, the Water Sharing Agreement provides that Evergy can terminate the Water Sharing Agreement after an initial period upon written notice to Cardinal Colwich of a specified time before such termination goes into effect. In addition, if Evergy needs the water for its operations, it can recall the water (a "Temporary Total Restriction") or reduce the amounts Cardinal Colwich can use (a "Temporary Partial Restriction") after an initial period upon written notice to Cardinal Colwich of a specified time before such recall or reduction goes into effect. In exchange for the use of the water, Cardinal Colwich will reimburse Evergy for certain costs, expenses, fees, assessments and charges and pay an annual fee. Evergy may also terminate the Water Sharing Agreement upon Cardinal Colwich's breach of, and failure to cure, the Water Sharing Agreement as provided therein. Cardinal Colwich has the responsibility to maintain and repair the wells, pipes and related equipment and report the volume of water used from the Water Right to Evergy.
On February 13, 2024, our board of directors declared a cash distribution of $150 per membership unit to the holders of units of record at the close of business on February 13, 2024 for a total distribution of $2,190,900. The distribution was paid on March 5, 2024.

On April 12, 2024, we entered into a Co-Product Marketing Agreement with CHS Inc. ("CHS") for the purpose of marketing and distributing all of the distillers products we produce at the Kansas Plant. The initial term of the agreement commences as of the effective date, to be renewed thereafter automatically for additional periods unless either party gives notice of non-renewal in accordance with the terms of the agreement. The agreement may be terminated by mutual agreement, upon the default of one of the parties as set forth in the agreement, due to the bankruptcy or insolvency of a party or due to force majeure. In addition, CHS may terminate due to changes or events in the U.S. government or regulatory structure likely to cause conditions under which CHS would be unable to perform its obligations, if CHS is unable to secure adequate buyers having acceptable credit risk, or if the value of the distillers products significantly changes as a result of a change in government programs and the parties are unable to agree on a revised formula for determining the purchase price. CHS will market our distillers products and we will receive the purchase price less certain agreed-upon amounts. CHS may purchase on its own account upon notice to us. In addition, CHS has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, CHS will be responsible for all transportation arrangements.

On April 26, 2024, we entered into Amendment No. 5 to the Ethanol Purchase and Sale Agreement with Murex LLC ("Murex") for the purpose of marketing and distributing all of the ethanol we produce at the Indiana Plant. The amendment amends the Ethanol Purchase and Sale Agreement dated December 18, 2006, as amended. The amendment extends the term of the agreement, to be renewed thereafter automatically for one-year periods unless either party gives notice of non-renewal in accordance with the terms of the amendment. The amendment provides that Murex will provide and lease a minimum number of tank cars for rail transportation and manage the tank car fleet. We will pay a monthly amount to Murex on or before the first of each month for each rail car leased.

On April 26, 2024, we entered into an Ethanol Purchase and Sale Agreement with Murex for the purpose of marketing and distributing all of the ethanol we produce at the Kansas Plant. The initial term of the agreement begins on the date when ethanol produced at the Kansas Plant is available for delivery, to be renewed thereafter automatically for additional periods unless either party gives notice of non-renewal in accordance with the terms of the agreement. The agreement may be terminated due to the insolvency or intentional misconduct of either party, upon a material change in control or upon the default of one of the parties as set forth in the agreement. Under the terms of the agreement, Murex will market all of our ethanol produced at the Kansas Plant unless we choose to sell a portion at a retail fueling station owned by us or one of our affiliates. Murex will pay to us the purchase price invoiced to the third-party purchaser less certain agreed-upon amounts. Murex has agreed to purchase on its own account and at market price any ethanol which it is unable to sell to a third party purchaser. Murex has agreed to use its best efforts to obtain the best purchase price available for our ethanol. In addition, Murex has agreed to promptly notify us of any and all price arbitrage opportunities. Under the agreement, Murex will be responsible for all transportation arrangements.

On April 30, 2024, Cardinal Ethanol and Cardinal Colwich executed a First Amendment of Second Amended and Restated Construction Loan Agreement, which amends the Second Amended Credit Agreement to extend the time period for the Company to provide consents from counterparties to material contracts collaterally assigned to FNBO.

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At March 31, 2024, accrued distributions for passthrough entity tax was $700,000 and cash payments made for distributions for passthrough entity tax was $2,050,000.
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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statement of operations for the three months ended March 31, 2024 and 2023:

	2024		2023
Statement of Operations Data	Amount	%	Amount	%
Revenue	$79,431,262	100.0	$130,771,456	100.0
Cost of Goods Sold	78,358,520	98.6	115,334,588	88.2
Gross Profit	1,072,742	1.4	15,436,868	11.8
Operating Expenses	3,493,782	4.4	2,354,767	1.8
Operating Income (Loss)	(2,421,040)	(3.0)	13,082,101	10.0
Other Income	884,661	1.1	392,585	0.3
Net Income (Loss)	$(1,536,379)	(1.9)	$13,474,686	10.3

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, CFP, corn oil and and the trading of agricultural grains. We expect that CFP will become a significant new source of revenue now that the system is operating, however, only a small amount was sold during the three months ended March 31, 2024.  Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

The Kansas Plant was purchased by us on January 31, 2024 in an idled state. Management is currently working through the challenges of bringing the Kansas Plant from idle status to operational status. In addition, we will face other operational challenges including, but not limited to, operating in an unfamiliar market, securing necessary permits, and hiring the employees and putting processes in place that we will need to profitably operate the plant. These challenges may cause the financial information presented to not necessarily be indicative of future operations as the Kansas Plant continues to ramp-up its operations.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	2024		2023
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$59,464,545	74.9%	$105,893,162	81.0%
Trading division	19,966,717	25.1%	24,878,294	19.0%
Total Revenue	$79,431,262	100.0%	$130,771,456	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended March 31, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$44,029,600	74.0%	$79,548,471	75.1%
Distillers Grains	11,802,911	19.9	18,221,222	17.2
CFP	118,609	0.2	—	—
Corn Oil	3,401,224	5.7	7,736,636	7.3
Carbon Dioxide	112,201	0.2	113,641	0.1
Other Revenue	—	—	273,192	0.3
Total Revenues	$59,464,545	100.0%	$105,893,162	100.0%

    Ethanol

    Our revenues from ethanol decreased in the three months ended March 31, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower ethanol prices and a decrease in gallons of ethanol sold during the period which largely results from reduced production rates associated with the installation of the high protein feed system. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended March 31, 2024 was approximately 30% lower than the average price per gallon of ethanol sold for the same period in 2023. Ethanol market prices were lower, particularly towards the beginning of the current period, due to the increase in industry-wide production due to a period of positive operating margins. This greater amount of production has increased supplies nationwide, as well as internationally, resulting in lower ethanol prices. In addition, corn prices were lower during the quarter as compared to the same period in 2023. Ethanol prices are typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices. However, mild weather towards the end of the current period resulted in an increase in ethanol demand having a positive effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, inventory levels, global economics and inflationary factors. If corn prices further decrease that would likely contribute to lower ethanol prices and our profitability. High ethanol stocks and industry oversupply could also continue to have a negative effect on ethanol prices unless additional demand can be created in foreign markets. Foreign exports could increase if other countries move to higher blends of ethanol which may contribute to higher ethanol prices.

    We experienced a decrease in ethanol gallons sold of approximately 20% for the three months ended March 31, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production rates for the period. We have experienced lower ethanol production rates since we completed installation of our high protein system at the Indiana Plant. However, ethanol production rates continue to improve as we implement and make adjustments to the system. We expect that there will be a period of time of up to an additional three months before our ethanol production rates will return to historic levels. In addition, we expect to bring the Kansas Plant, which has a name plate capacity to produce 70 million gallons of ethanol annually, on line before the end of our fiscal year. This will likely increase our ethanol gallons sold going forward. Management also continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the three months ended March 31, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower distillers grains prices and a decrease in distillers grains sold for the period ended March 31, 2024 as compared to the same period in 2023.

    The average price per ton of distillers grains sold for the three months ended March 31, 2024 was approximately 26% lower than the average price per ton of distillers grains sold for the same period in 2023. This decrease in the market price of distillers grains is primarily due to lower corn and soybean meal prices for the current period as well as a seasonal decrease in the ration of distillers grains in livestock feed and higher industry-wide production.

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

    We sold approximately 12% less tons of distillers grains in the three months ended March 31, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels related to implementation of the high protein feed system. Our distillers grains production is expected to transition with the installation of our high protein feed system and eventually be replaced with a high protein feed product and a high fiber meal product. However, we expect that there will be an additional period of time up to three months before we are able to ramp up production of these products at the Indiana Plant which could have an adverse effect on our profitability.

CFP

Our revenues from CFP increased in the three months ended March 31, 2024 as compared to the same period in 2023. This increase in revenues is solely due to placing the high protein feed system in service during December 2023 and beginning to produce during the three months ended March 31, 2024.

Management expects that CFP will become a significant new source of revenue now that the system is operating, however, we expect that there will be a period of time of up to three months before our production rates will return to historic levels and in turn producing CFP in greater capacity as noted above. In addition, we expect to bring the Kansas Plant on line before the end of our fiscal year which will likely increase our sales of high protein product going forward as the Kansas Plant has installed a similar system to that recently installed in the Indiana Plant.

Corn Oil

    Our revenues from corn oil sales decreased in the three months ended March 31, 2024 as compared to the same period in 2023 which was mainly the result of lower corn oil prices and a decrease in corn oil sales. The average price per pound of corn oil was approximately 21% lower for the three months ended March 31, 2024 as compared to the same period in 2023. Decreased soybean oil prices due to an ample supply along with an increase in the production of corn oil had a negative effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and competes with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to industry operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We also sold approximately 44% less pounds of corn oil in the three months ended March 31, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels which has a corresponding effect on corn oil supply and lower corn oil yields related to implementation of the high protein feed system at the Indiana Plant. We expect that there will be a period of time of up to an additional three months before our corn oil rates will return to historic levels. This reduction in corn oil produced could have an adverse effect on our profitability. In addition, we expect to bring the Kansas Plant on line before the end of our fiscal year which will likely increase our pounds of corn oil sold going forward.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended March 31, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$19,966,717	100.0%	$24,878,294	100.0%
Total Revenues	$19,966,717	100.0%	$24,878,294	100.0%

Soybeans

    During the three months ended March 31, 2024 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended March 31, 2024 as compared to the same period in 2023. This decrease in revenues is the result of a decrease in the price per bushel of soybeans for the three months ended March 31, 2024 as compared to the same period in 2023. The average price per bushel of soybeans sold for the three months ended March 31, 2024 decreased by approximately 19% compared to the same period in 2023 primarily due to an increase in national supply of soybeans resulting in lower soybean prices. There was also a small reduction in bushels sold of 1% primarily due to less conducive market conditions for selling for the three months ended March 31, 2024. There has also been reduced export demand for U.S product because South America has experienced good crops and is competing in the world market. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 99% for the three months ended March 31, 2024 as compared to approximately 88% for the same period in 2023. This increase in cost of goods sold as a percentage of revenues was the result of volatility in the prices of ethanol and corn for the three months ended March 31, 2024 as compared to the same period in 2023. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the three months ended March 31, 2024, we used approximately 16% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2023 due to lower ethanol production levels for the period. During the three months ended March 31, 2024, our average price paid per bushel of corn was approximately 34% lower as compared to the same period in 2023 due to favorable carryout from the fall of 2024 corn harvest.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility would have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold. In addition, we expect to bring the Kansas Plant on line before the end of our fiscal year which will likely increase our corn requirements and result in purchasing corn in a different market which may have an effect on the overall average price paid for corn.

Natural Gas

    Our natural gas cost after hedging was lower during the three months ended March 31, 2024 as compared to the same period in 2023. This decrease in cost of natural gas for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily the result of decreased prices for the period coupled with decreased distillers grains production for the period. Our average price per MMBTU of natural gas, excluding hedging activity, was approximately 13% lower during the three months ended March 31, 2024 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. The use of natural gas for the three months ended March 31, 2024 was approximately 18% less as compared to the same period in 2023.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices. Our plan to to bring the Kansas Plant on line before the end of our fiscal year will likely result in an increase in our natural gas requirements and may effect the overall average price paid for natural gas.

Rail Car Rehabilitation Costs

We lease 179 hopper rail cars under a multi-year agreement which runs through November 2028. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended March 31, 2024, we have recorded an expense in cost of goods sold of approximately $89,000. We accrue the estimated cost per railcar damages of $29,714 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,490,000 at March 31, 2024.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended March 31, 2024 and 2023:

	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$19,708,765	98.7%	$23,822,026	95.8%
Total Cost of Goods Sold	$19,708,765	98.7%	$23,822,026	95.8%

Soybeans

    During the three months ended March 31, 2024, our cost was primarily the procurement of soybeans sold. During the three months ended March 31, 2024, our average price paid per bushel of soybeans was approximately 16% lower as compared to the same period in 2023 due to excess carryout of soybean inventory from the 2023 harvest. We also purchased approximately 36% less bushels of soybeans in the three months ended March 31, 2024 compared to 2023 due to a cash price that was not conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 4% and 2%% for the three months ended March 31, 2024 and 2023, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased for the three months ended March 31, 2024 compared to the same period in 2023. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income (Expense)

    Our expense from operations for the three months ended March 31, 2024 was approximately 3% of revenues as compared to operating income of approximately 10% of revenues for the same period in 2023. The decrease for the three months ended March 31, 2024 was primarily the result of weakened ethanol to corn margins, volatile commodity prices, and lower ethanol, distillers grains and corn oil production and sales for the period.
Other Income

    Our other income was 1.1% and 0.3% of revenues for the three months ended March 31, 2024 and 2022, respectively. Our other income consisted primarily of the interest income received during the three months ended March 31, 2024. Other income for the three months ended March 31, 2023 also consisted primarily of the interest income received.

Results of Operations for the Six Months Ended March 31, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2024 and 2023:

	2024		2023
Statement of Operations Data	Amount	%	Amount	%
Revenue	$148,542,857	100.0	$265,719,575	100.0
Cost of Goods Sold	141,947,079	95.6	232,343,763	87.4
Gross Profit	6,595,778	4.4	33,375,812	12.6
Operating Expenses	6,133,148	4.1	4,627,371	1.7
Operating Income	462,630	0.3	28,748,441	10.8
Other Income	721,013	0.5	631,910	0.2
Net Income	$1,183,643	0.8	$29,380,351	11.0

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, CFP, corn oil and and the trading of agricultural grains. We expect that CFP will become a significant new source of revenue now that the system is operating, however, only a small amount was sold during the six months ended March 31, 2024. Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

The Kansas Plant was purchased by us on January 31, 2024 in an idled state. Management is currently working through the challenges of bringing the Kansas Plant from idle status to operational status. In addition, we will face other operational challenges including, but not limited to, operating in an unfamiliar market, securing necessary permits, and hiring the employees and putting processes in place that we will need to profitably operate the plant. These challenges may cause the financial information presented to not necessarily be indicative of future operations as the Kansas Plant continues to ramp-up its operations.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our statements of operations for the six months ended March 31, 2024 and 2023:

	2024		2023
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$113,796,629	76.6%	$215,719,093	81.2%
Trading division	34,746,228	23.4	50,000,482	18.8
Total Revenue	$148,542,857	100.0%	$265,719,575	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the six months ended March 31, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$86,249,710	75.8%	$165,859,716	76.9%
Distillers Grains	20,545,363	18.1	33,585,173	15.6
CFP	118,609	0.1	—	—
Corn Oil	6,698,429	5.9	15,766,277	7.3
Carbon Dioxide	184,518	0.1	234,735	0.1
Other Revenue	—	—	273,192	0.1
Total Revenues	$113,796,629	100.0%	$215,719,093	100.0%

    Ethanol

    Our revenues from ethanol decreased in the six months ended March 31, 2024 as compared to the the same period in 2023. This decrease in revenues is primarily the result of lower ethanol prices and a decrease in gallons of ethanol sold during the period which largely results from the shutdown during our first fiscal quarter and reduced production rates for the period associated with the installation of the high protein feed system. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the six months ended March 31, 2024 was approximately 26% lower than the average price per gallon of ethanol sold for the same period in 2023. Ethanol market prices were lower due to a decrease in corn prices due primarily to favorable growing conditions for the corn crop for fall of 2024 and declining wholesale gasoline prices towards the beginning of the period. In addition, ethanol market prices were adversely affected by an increase in industry-wide production due to a period of positive operating margins resulting in increased supplies nationwide, as well as internationally. However, mild weather towards the end of the current period resulted in an increase in ethanol demand having a positive effect on ethanol prices.

Management believes that ethanol prices will continue to be influenced by corn and energy prices, inventory levels, global economics and inflationary factors. If corn prices further decrease that would likely contribute to lower ethanol prices and our profitability. High ethanol stocks and industry oversupply could also continue to have a negative effect on ethanol prices unless additional demand can be created in foreign markets. Foreign exports could increase if other countries move to higher blends of ethanol which may contribute to higher ethanol prices.

    We experienced a decrease in ethanol gallons sold of approximately 30% for the six months ended March 31, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production rates for the period. The plant was shutdown for approximately four weeks during the six months ended March 31, 2024 in connection with the installation of our high protein feed system in the Indiana Plant which resulted in a reduction in production and sales of ethanol during the period. In addition, we have experienced lower ethanol production rates since we completed installation as we implement our high protein system. However, ethanol production rates continue to improve as we implement and make adjustments to the system. We expect that there will be a period of time of up to an additional three months before our ethanol production rates will return to historic levels. In addition, we expect to bring the Kansas Plant, which has a name plate capacity to produce 70 million gallons of ethanol annually, on line before the end of our fiscal year. This will likely increase our ethanol gallons sold going forward. Management continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the six months ended March 31, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower distillers grains prices and a decrease in distillers grains sold for the period ended March 31, 2024 as compared to the same period in 2023.

    The average price per ton of distillers grains sold for the six months ended March 31, 2024 was approximately 20% lower than the average price per ton of distillers grains sold for the same period in 2023. This decrease in the market price of distillers grains is primarily due to lower corn and soybean meal prices for the current period as well as a seasonal decrease in the ration of distillers grains in livestock feed and higher industry-wide production.

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

    We sold approximately 24% less tons of distillers grains in the six months ended March 31, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels due to our plant shut down which resulted in decreased distillers grains production and sales for the period. In addition, we have experienced lower production rates since we completed installation as we implement our high protein system. Our distillers grains production is expected to transition with the installation of our high protein feed system and eventually be replaced with a high protein feed product and a high fiber meal product.

CFP

Our revenues from CFP increased in the six months ended March 31, 2024 as compared to the same period in 2023. This increase in revenues is solely due to placing the high protein feed system in service during the six months ended March 31, 2024.

Management expects that CFP will become a significant new source of revenue now that the system is operating, however, we expect that there will be a period of time of up to three months before our production rates will return to historic levels and in turn producing CFP in greater capacity as noted above. In addition, we expect to bring the Kansas Plant on line before the end of our fiscal year which will likely increase our sales of high protein product going forward as the Kansas Plant has installed a similar system to that recently installed in the Indiana Plant.

Corn Oil

    Our revenues from corn oil sales decreased in the six months ended March 31, 2024 as compared to the same period in 2023 which was mainly the result of lower corn oil prices and a decrease in corn oil sales. The average price per pound of corn oil was approximately 20% lower for the six months ended March 31, 2024 as compared to the same period in 2023. Decreased soybean oil prices along with decreased biodiesel production had a negative effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and competes with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to industry operating conditions. The extension of the biodiesel tax credit by Congress is likely to continue to have a positive impact on demand from biodiesel producers and corn oil prices. However, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We also sold approximately 48% less pounds of corn oil in the six months ended March 31, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels which has a corresponding effect on corn oil supply and lower corn oil yields related to installation and implementation of the high protein feed system. We expect that there will be a period of time of up to an additional three months before our corn oil rates will return to historic levels. This reduction in corn oil produced could have an adverse effect on our profitability. In addition, we expect to bring the Kansas Plant on line before the end of our fiscal year which will likely increase our pounds of corn oil sold going forward.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the six months ended March 31, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$34,746,228	100.0%	$50,000,482	100.0%
Total Revenues	$34,746,228	100.0%	$50,000,482	100.0%

Soybeans

    During the six months ended March 31, 2024 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the six months ended March 31, 2024 as compared to the same period in 2023. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 18% for the six months ended March 31, 2024 as compared to the same period in 2023. The reduction was primarily due to less conducive market conditions for selling for the six months ended March 31, 2024. There has also been reduced export demand for U.S product because South America has experienced good crops and is competing in the world market. The average price per bushel of soybeans sold for the six months ended March 31, 2024 decreased by approximately 15% compared to the same period in 2023 primarily due to an increase in national supply of soybeans resulting in lower soybean prices. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 96% for the six months ended March 31, 2024 as compared to approximately 87% for the same period in 2023. This increase in cost of goods sold as a percentage of revenues was the result of volatility in the prices of ethanol and corn for the six months ended March 31, 2024 as compared to the same period in 2023. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn cost. During the six months ended March 31, 2024, we used approximately 28% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2023 due to lower ethanol production levels for the period. During the six months ended March 31, 2024, our average price paid per bushel of corn was approximately 28% lower as compared to the same period in 2023 due to plentiful carryout from the 2023 corn harvest and favorable growing conditions for the corn crop for fall of 2024. In addition, prices decreased due to lower foreign demand because South America has had good crops, increasing supply worldwide.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility would have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold. In addition, we expect to bring the Kansas Plant on line before the end of our fiscal year which will likely increase our corn requirements and result in purchasing corn in a different market which may have an effect on the overall average price paid for corn.

Natural Gas

    Our natural gas cost after hedging was lower during the six months ended March 31, 2024 as compared to the same period in 2023. This decrease in cost of natural gas for the six months ended March 31, 2024 as compared to the same period in 2023 was primarily the result of decreased prices for the period coupled with decreased distillers grains production. Our average price per MMBTU of natural gas, excluding hedging activity, was approximately 26% lower during the six months ended March 31, 2024 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. The use of natural gas for the six months ended March 31, 2024 was approximately 28% less as compared to the same period in 2023.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices. Our plan to to bring the Kansas Plant on line before the end of our fiscal year will likely result in an increase in our natural gas requirements and may effect the overall average price paid for natural gas.

Rail Car Rehabilitation Costs

We lease 179 hopper rail cars under a multi-year agreement which runs through November 2028. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the six months ended March 31, 2024, we have recorded an expense in cost of goods sold of approximately $178,616. We accrue the estimated cost per railcar damages of about $30,000 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,490,000 at March 31, 2024.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the six months ended March 31, 2024 and 2023:

	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$33,711,548	97.0%	$48,576,451	97.2%
Total Cost of Goods Sold	$33,711,548	97.0%	$48,576,451	97.2%

Soybeans

    During the six months ended March 31, 2024, our cost was primarily the procurement of soybeans sold. During the six months ended March 31, 2024, our average price paid per bushel of soybeans was approximately 6% lower as compared to the same period in 2023 due to excess carryout of soybean inventory from the 2023 harvest. We also purchased approximately 18% less bushels of soybeans in the six months ended March 31, 2024 compared to 2023 because of our four week shutdown during the period in connection with the installation of our high protein feed project. We normally fill an extra bin with soybeans, which is otherwise used for corn most of the year so that we can hold those beans to achieve profits from the normal carry/contango in the soybean market at harvest. This year that bin was full of corn due to reduced ethanol production.

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
Operating Expense

    Our operating expenses as a percentage of revenues was approximately 4% and 2% for the six months ended March 31, 2024 and 2023, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased for the six months ended March 31, 2024 compared to the same period in 2023. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the six months ended March 31, 2024 was 0.3% of revenues as compared to 10.8% of revenues for the same period in 2023. The decrease for the six months ended March 31, 2024 was primarily the result of weakened ethanol to corn margins, volatile commodity prices, and lower ethanol, distillers grains and corn oil production and sales for the period.
Other Income

    Our other income was 0.5% and 0.2% of revenues for the six months ended March 31, 2024 and 2023, respectively. Our other income consisted primarily of the interest income received during the six months ended March 31, 2024 and 2023.

Changes in Financial Condition for the Six Months Ended March 31, 2024

    The following table highlights the changes in our financial condition:

	March 31, 2024 (Unaudited)	September 30, 2023
Current Assets	$107,730,601	$130,398,907
Long-Term Assets	$158,528,165	$102,369,340
Current Liabilities	$38,649,344	$28,027,888
Long-Term Liabilities	$61,104,791	$32,207,342
Members' Equity	$166,504,631	$172,533,017

    We experienced a decrease in our current assets at March 31, 2024 as compared to September 30, 2023. This decrease was primarily driven by a decrease in cash and investments at March 31, 2024 as compared to September 30, 2023 coupled with increased grain inventories from reduced ethanol production during the period.

    We experienced an increase in our long term assets at March 31, 2024 as compared to September 30, 2023. The increase is attributed to placing the high protein feed project into service, netted with the decommissioned assets it replaced. This was coupled with an increase in the operating lease right-of-use asset resulting from the renewal of our lease of one hundred seventy-nine hopper rail cars that we use for moving distillers grains, corn and soybeans. This increase can also be attributed to the purchase of assets for the Kansas Plant.

    We experienced an increase in our total current liabilities at March 31, 2024 as compared to September 30, 2023. This increase was primarily due to the receipt of an advance payment from a customer during the period ended March 31, 2024 for corn oil. The increase can also be attributed to the increase in the current portion of long-term debt due to the addition of the Term Loan at March 31, 2024 as compared to September 30, 2023.

    We experienced an increase in our long-term liabilities as of March 31, 2024 as compared to September 30, 2023 primarily attributed to the addition of the Term Loan for the period ended March 31, 2024 as compared to September 30, 2023. The increase is coupled with operating lease liabilities due to the renewal of the hopper car lease in December 2023 that is scheduled to mature in November 2028.

Liquidity and Capital Resources

We engaged ICM, Inc. to install a system in the Indiana Plant to produce high protein feed which cost approximately $50,000,000, including change orders. The agreement called for a down payment and scheduled payments at key points during the construction and installation process, which began during the fourth quarter of fiscal 2022. This project was installed and placed into service in December 2023.

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

The following table shows cash flows for the six months ended March 31, 2024 and 2023:

	2024	2023
Net cash provided by operating activities	$3,174,188	$998,367
Net cash used for investing activities	(42,842,974)	(22,332,914)
Net cash provided by (used for) financing activities	17,932,124	(4,470,081)
Net decrease in Cash, Cash Equivalents, and Restricted Cash	(21,736,662)	(25,804,628)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	83,284,409	63,239,614
Cash, Cash Equivalents, and Restricted Cash, end of period	$61,547,747	$37,434,986

Cash Flow provided by Operating Activities

We experienced an increase in our cash flow from operating activities for the six months ended March 31, 2024 as compared to the same period in 2023. This increase was primarily due to the shutdown of the Indiana Plant to install the high protein feed project resulting in lower ethanol, distillers grains, CFP, and corn oil production and sales, coupled with weakened margins on our primary products due to volatile commodity prices for the six months ended March 31, 2024 as compared to the same period in 2023.

Cash Flow used for Investing Activities

We used more cash in investing activities for the six months ended March 31, 2024 as compared to the same period in 2023. This increase was primarily the result of placing our advanced high protein process into service during the six months ended March 31, 2024 as compared with the same period in 2023.

Cash Flow provided by (used for) Financing Activities

We experienced an increase in our cash flow from financing activities for the six months ended March 31, 2024 as compared to the same period in 2023. This increase was primarily because we borrowed on our loan facility for the high protein project and added the Term Loan for the asset purchase related to the Kansas Plant during the six months ended March 31, 2024 as compared to the same period in 2023.

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
Short and Long Term Debt Sources
We formerly had a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On January 31, 2024, we amended the loan agreement. The primary purpose of the amendment was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the purchase of an ethanol plant in Colwich, Kansas, permit Cardinal Ethanol to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. On April 30, 2024, we amended the loan agreement to extend the time period for the Company to provide consents from counterparties to material contracts collaterally assigned to the lender. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details.
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.45% at March 31, 2024 and September 30, 2023. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were borrowings outstanding of approximately $35,404,000 and $30,569,000 on the Declining Loan at March 31, 2024 and September 30, 2023, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.25% at March 31, 2024 and September 30, 2023. There were no borrowings outstanding at March 31, 2024 and September 30, 2023. The Revolving Credit Loan was set to mature on February 28, 2024. The amendment provides that Cardinal Ethanol may request a $10,000,000 increase in the maximum commitment under the Revolving Credit Loan, subject to approval of the lender, and may use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures. The borrowing base calculation used to determine the amount available under the Revolving Credit Loan has also been amended to include Cardinal Colwich's corn, ethanol, dried distillers grain, corn oil and soybean inventories, eligible accounts receivable and commodity trading account excess margin funds. The amendment extends the termination date of the Revolving Credit Loan to February 28, 2025.

Term Loan

The amendment to our loan agreement provides for a new $22,000,000 Term Loan to the Company with an interest rate based on the prime rate plus twenty-five basis points (.25%) subject to a floor of 3.25%. The interest rate was 8.75% at March 31, 2024. The Company is required to make monthly interest payments on the Term Loan until June 1, 2024. Commencing on July 1, 2024, the Term Loan is to be repaid by the Company in fifty-nine equal monthly installments based on a seven year amortization until March 1, 2029, when the outstanding principal balance together with accrued and unpaid interest will be due. There were borrowings outstanding of approximately $21,728,000 on the Term Loan at March 31, 2024.

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

The amendment modifies these covenants to provide for a consolidated minimum working capital requirement of $25,000,000, and a capital expenditures covenant that allows the Company $10,000,000, in the aggregate, of expenditures per year without prior approval. There is also a requirement to maintain a minimum consolidated fixed charge coverage ratio of no less than 1.15:1.0 measured quarterly. A consolidated debt service charge coverage ratio of no less than 1.25:1.0 in lieu of the fixed charge coverage ratio will apply for any reporting period that consolidated working capital is equal to or more than $35,000,000.
We are complying with our financial covenants and the other terms of our loan agreements at March 31, 2024. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.
Capital Improvements

    We are planning various capital projects scheduled for the 2024 fiscal year in order to make certain improvements to the Indiana Plant and maintain the facility. These improvements include updates to the grain probe and scale system, an additional cooling tower pump, drainage work, and other small miscellaneous projects which are expected to cost approximately $3,500,000 and be funded from operations and our current credit facilities.

We also engaged ICM, Inc. to install a system at the Indiana Plant to produce high protein feed which cost approximately $50,000,000, including change orders, and be funded from operations and our current credit facilities as amended. We will also license from ICM technology to use, operate and maintain the system and expect to pay license fees of $10 per ton of PROTOMAX™ produced for a period of 10 years. Installation of the system commenced during the fourth quarter of our 2023 fiscal year. This project was placed into service during December 2023. We are currently making adjustments to the equipment to optimize production to meet guarantees and specifications within the contract.

CCS Project

We engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by the Indiana Plant (the "CCS Project"). We performed an initial study and assessment of the technical and economic feasibility of the CCS Project and optimal commercial structure.

On January 16, 2023, Cardinal One Carbon Holdings, LLC, our wholly owned subsidiary, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. Cardinal One Carbon Holdings, LLC owns a 50% limited partnership interest in the Limited Partnership. The LPA contemplates that Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP will make capital contributions to fund the Project and receive distributions in accordance with their respective ownership interests. As of March 31, 2024, Cardinal One Carbon Holdings, LLC has invested approximately $9,325,000 into the CCS project. It is currently expected that the CCS Project will require Cardinal One Carbon Holdings, LLC to invest up to $18,000,000 to reach commercial operations.

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

Asset Purchase Agreement

On October 23, 2023, Cardinal Colwich entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver (the "APA"). The APA provided for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets") free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. The Kansas Plant has not operated since April 2023. On January 31, 2024, the purchase transaction was completed. The cash purchase price for the Purchased Assets was $44,000,000. In addition, Cardinal Colwich assumed certain liabilities specified in the APA. The transaction was funded by a $22,000,000 loan from our primary lender and the remaining $22,000,000 was funded by operations. Additionally, Cardinal Colwich paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with assumed contracts, and to fund the purchase of necessary equipment owned by third parties. These amounts came from cash reserves.

Passthrough Entity Tax

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At March 31, 2024, accrued distributions for passthrough entity tax was $700,000 and estimated distributions paid was $2,050,000 for the six months ended March 31, 2024.

Development Agreement

    In September 2007, we entered into a development agreement with Randolph County Redevelopment Commission (“the Commission”) to promote economic development in the area surrounding the Indiana Plant. Under the terms of this agreement, beginning in January 2008 through December 2028, the money we pay toward property tax expense is allocated to an expense and an acquisition account. The funds in the acquisition account can be used by the Commission to purchase equipment, at our direction, for the plant. We do not have title to or control over the funds in the acquisition account.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for credit losses; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the six months ended March 31, 2024.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Term Loan which bear variable interest rates. There were borrowings in the amount of approximately $35,404,000 outstanding on the Declining Loan and the applicable interest rate was 8.45% at March 31, 2024. There were no borrowings outstanding on the Revolving Credit Loan at March 31, 2024. There were borrowings in the amount of approximately $21,728,000 outstanding on the Term Loan and the applicable interest rate was 8.75% at March 31, 2024. The specifics of the Declining Loan, Revolving Credit Loan and Term Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rate, the annual effect of such change would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at March 31, 2024, would be approximately $500,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the statements of operations, none of which are designated as hedging instruments, for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Corn Derivative Contracts	$3,005,538	$5,690,854	$5,295,581	$7,441,433
Ethanol Derivative Contracts	494,611	362,114	828,850	5,159,457
Natural Gas Derivative Contracts	20,680	(519,979)	(1,517,137)	(2,293,188)
Soybean Oil Derivative Contracts	(3,022)	(11,842)	(60,859)	(77,786)
Soybean Derivative Contracts	276,323	71,802	398,834	(1,153,503)
Soybean Forward Purchase and Sales Contracts	(163,866)	241,640	(263,080)	286,963
Totals	$3,630,264	$5,834,589	$4,682,189	$9,363,376

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of March 31, 2024 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from March 31, 2024 at the Indiana Plant.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of March 31, 2024	Approximate Adverse Change to Income
Natural Gas	1,374,000	MMBTU	10%	$242,000
Ethanol	138,000,000	Gallons	10%	$22,149,000
Corn	65,735,000	Bushels	10%	$30,033,000
DDGs	235,000	Tons	10%	$3,756,000
Corn Oil	42,460,000	Pounds	10%	$1,868,000
Soybeans - Sale	4,801,000	Bushels	10%	$5,673,000
Soybeans - Purchase	4,784,000	Bushels	10%	$5,561,000
CFP	61,000	Tons	10%	$1,582,000

Our plan to to bring the Kansas Plant on line before the end of our fiscal year will likely result in an increase in these estimated requirements and sales and may adversely affect our market risk.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2024.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our second quarter ended of our 2024 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.    Risk Factors

On January 31, 2024, we purchased through our wholly owned subsidiary, Cardinal Colwich, LLC, a currently idled ethanol plant in Colwich, Kansas. We may face challenges in getting the plant to operational status including obtaining the required permits for operation.

Our acquisition of the Kansas Plant and plan to restart operations entails risks and uncertainties that could adversely affect our business, financial condition, and results of operations. Ethanol production is a complex process involving various technical, logistical, and regulatory considerations. Restarting operations at an idled plant may encounter operational challenges such as equipment malfunctions, process inefficiencies, supply chain disruptions, or compliance issues that could delay production ramp-up and increase operating costs. Further, ethanol production is subject to stringent environmental, safety, and regulatory requirements at the federal, state, and local levels. Restarting operations at the Kansas Plant will require obtaining or renewing permits, licenses, and approvals from regulatory authorities, which could be time-consuming, costly, or subject to regulatory scrutiny. Though management currently expects that we will be able to obtain the permits necessary to operate the Kansas Plant, we cannot guarantee this. The inability to successfully bring the Kansas Plant to operational status or the ability to obtain the required permits may negatively impact the value of our units.

We depend on our management and key employees for the successful operation of our plants. Management’s inexperience with the Kansas ethanol market could negatively impact the Kansas Plant operating profitability.

Restarting operations at our Kansas Plant involves entering into a new market, which poses risks due to our management’s lack of both experience and expertise in navigating the Kansas market. The success of our entry into this new market depends on various factors, including understanding local regulations, obtaining required permits, access to water and competitive landscapes. Further, we will need to establish distribution networks and build local partnerships. Failure to understand and comply with local regulations or understandings may result in delays, cost overruns, operational inefficiencies and ultimately financial losses which may decrease the value of our units.

We may have difficulty in recruiting and retaining an adequate work force for the Kansas Plant.

We are actively seeking to hire competent personnel as part of our efforts to bring the Kansas Plant to an operational status. The success of the Kansas Plant is subject to risks associated with the recruitment and retention of a skilled and qualified workforce. The success and efficiency of the Kansas Plant depends heavily on the availability of a sufficient number of competent employees with relevant expertise in ethanol production, plant maintenance, regulatory compliance, and other critical functions. However, labor force dynamics in the Kansas region, specialized skills and training requirements, remote location and commuting issues may pose challenges to our ability to attract and retain the necessary workforce. Despite our efforts to address these challenges, there can be no assurance that we will be able to recruit and retain a sufficient workforce to support the Kansas Plant. Any shortages or inadequacies in staffing levels could disrupt production schedules, increase labor costs, or compromise safety and regulatory compliance which could affect the Kansas Plant, our financial condition, results of operations and the value of our units. Investors should carefully consider these risks before making investment decisions.

Access to corn may be more difficult to obtain in Kansas than it currently is in Indiana which may adversely affect the market price we pay for corn.

The success of the Kansas Plant will depend on our access to corn supply. Corn is the primary raw material used in ethanol production. Our management has experience in the Indiana corn market and Indiana has traditionally been one of the leading corn-producing states in the United States, with favorable agro-climatic conditions and a long history of corn cultivation. In contrast, Kansas may have lower corn production volumes or face challenges related to water availability, soil quality, or climatic variability, which could impact the local supply of corn. Further, transportation costs play a significant role in the competitiveness of corn sourcing, particularly for ethanol plants. Kansas’ landlocked geography and potentially greater distances to major corn-producing regions or transportation hubs may result in higher freight costs, longer transit times, and logistical complexities compared to Indiana. As discussed further in this Form 10-Q, the price of corn is subject to fluctuations based on factors such as crop yields, global demand, commodity market trends, and government policies. While Kansas may have access to corn markets, it may face greater competition from other regions or industries competing for the same supply, potentially leading to higher prices or supply constraints compared to Indiana. However, despite our efforts to manage these risks, there can be no assurance that we will be able to secure a reliable and cost-effective supply of corn in Kansas. Any disruptions, shortages, or cost increases in corn procurement could materially and adversely affect our business operations, financial performance, and competitive position and may ultimately affect the value of our units.

Rights to water access in Kansas are highly regulated and significantly different from rights to water in Indiana.

Our operations are dependent on access to water resources in the state of Kansas. The allocation and regulation of water rights in Kansas are subject to a complex legal and regulatory framework that presents inherent risks and uncertainties to our business. Kansas faces ongoing challenges related to water scarcity, particularly in areas with increased demand from urbanization, agriculture or industrial development and this may intensify in the future. We have assumed the Water Sharing Agreement dated February 28, 2018 between Element, LLC and Kansas Gas & Electric Company, now Evergy Kansas South, Inc. ("Evergy"), as amended on January 31, 2024 (collectively, the "Water Sharing Agreement") which provides us the right to use water. However Evergy can terminate this with prior written notice to us or it can recall the water rights for their own operations, subject to certain contingencies. If we are unable to obtain enough water through the Water Sharing Agreement for our operations or to obtain water through another method, this may result in production slow-down, if not stoppage, at the Kansas Plant and financial losses which may decrease the value of our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

On December 8, 2023, David Dersch Jr., our director, submitted an application for the transfer of sixty-eight of our membership units to beneficiaries under a trust. Mr. Dersch is the trustee and a beneficiary under the trust. Sixteen of those units were transferred to Mr. Dersch. These transactions were effective as of January 1, 2024 and were intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On December 18, 2023, Robert Davis, our director, submitted an application for the purchase of four of our membership units. The purchase was effective as of January 1, 2024. This purchase was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On January 2, 2024, Jeremey Herlyn, our commodities manager, executed one contract for the sale of ten of our membership units. On January 5, 2024, Mr. Herlyn, executed one contract for the sale of twenty of our membership units. These sales were effective as of February 1, 2024 and were intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On January 2, 2024, Robert Baker, our director, executed a contract for purchase of ten of our membership units. The purchase was effective as of February 1, 2024. This purchase was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On January 5, 2024, Gerald Forsythe, our director, executed a contract for the purchase of twenty of our membership units. The purchase was effective as of February 1, 2024. This purchase was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

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

CARDINAL ETHANOL, LLC

Date:	May 13, 2024	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2024	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)