Form 10-Q
period 2024-06-30
Cardinal Ethanol LLC
filed 2024-08-13
CIK 1352081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2024

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
☐ Yes     ☒ No

As of August 13, 2024, there were 14,606 membership units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements
CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	June 30, 2024	September 30, 2023
	(Unaudited)
Current Assets
Cash and cash equivalents	$34,323,199	$69,859,066
Restricted cash	10,980,151	13,425,343
Investments in available-for-sale debt securities	—	12,407,939
Trade accounts receivable	17,907,225	18,407,126
Miscellaneous receivables	1,312,661	478,069
Inventories	40,560,501	15,103,440
Prepaid and other current assets	1,489,660	298,635
Futures and options derivatives	2,283,117	352,464
Forward purchase/sales derivatives	83,680	66,825
Total current assets	108,940,194	130,398,907

Property, Plant, and Equipment, Net	134,908,965	92,323,559

Other Assets
Operating lease right-of-use asset, net	10,169,048	3,012,582
Investments	12,233,122	7,033,199
Total other assets	22,402,170	10,045,781

Total Assets	$266,251,329	$232,768,247

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Advances from customer	$310,525	$—
Due to broker	1,515,941	1,232,522
Accounts payable	6,517,743	3,171,886
Accounts payable - grain	10,848,245	11,005,387
Accrued expenses	3,805,603	4,695,515
Futures and options derivatives	3,496,929	3,817,921
Forward purchase/sales derivatives	221,349	356,177
Operating lease liability current	3,479,581	2,611,799
Current maturities of long-term debt	4,180,475	1,136,681
Total current liabilities	34,376,391	28,027,888

Long-Term Liabilities
Long-term debt, net of current maturities	52,965,207	29,432,277
Operating lease long-term liabilities	6,691,888	416,931
Liability for railcar rehabilitation costs	2,491,051	2,358,134
Other long-term liabilities	18,497	—
Total long-term liabilities	62,166,643	32,207,342

Commitments and Contingencies

Members’ Equity
Members' contributions, net of cost of raising capital, 14,606 units authorized, issued and outstanding	70,912,213	70,912,213
Accumulated other comprehensive loss	—	(10,671)
Retained earnings	98,796,082	101,631,475
Total members' equity	169,708,295	172,533,017

Total Liabilities and Members’ Equity	$266,251,329	$232,768,247
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$83,824,650	$119,046,572	$232,367,507	$384,766,147

Cost of Goods Sold	74,084,025	103,128,982	216,031,104	335,472,745

Gross Profit	9,740,625	15,917,590	16,336,403	49,293,402

Operating Expenses	3,467,026	2,494,927	9,600,174	7,122,298

Operating Income	6,273,599	13,422,663	6,736,229	42,171,104

Other Income (Expense)
Interest income	538,983	904,327	2,485,082	1,777,225
Interest expense	(1,360,289)	—	(2,371,435)	—
Miscellaneous income (expense)	7,982	(12,692)	(56,912)	73,304
Loss on equity method investment	(65,711)	(23,588)	(214,757)	(350,572)
Total	(879,035)	868,047	(158,022)	1,499,957

Net Income	$5,394,564	$14,290,710	$6,578,207	$43,671,061

Weighted Average Units Outstanding - basic and diluted	14,606	14,606	14,606	14,606

Net Income Per Unit - basic and diluted	$369	$978	$450	$2,990

Distributions Per Unit	$150	$1,250	$600	$2,250

Unrealized loss on available-for-sale debt securities	—	(14,113)	—	(14,015)
Total comprehensive loss	—	(14,113)	—	(14,015)
Net Comprehensive Income	$5,394,564	$14,276,597	$6,578,207	$43,657,046

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Cash Flows from Operating Activities
Net income	$6,578,207	$43,671,061
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,100,791	8,632,278
Loss on sale of equipment	103,832	—
Change in commodity derivative instruments	(2,403,328)	2,571,941
Non-cash dividend income	(964,680)	(122,264)
Earnings on available-for-sale debt securities	(81,390)	(318,429)
Non-cash lease expense	(13,727)	16,735
Loss from equity method investment	214,757	350,572
Amortization of deferred financing costs	21,900	—
Change in operating assets and liabilities, net of asset acquisition:
Trade accounts receivable	499,901	(7,386,496)
Miscellaneous receivables	(834,592)	407,115
Inventories	(25,457,061)	(3,796,515)
Prepaid and other current assets	(1,191,025)	(241,368)
Disbursements in excess of bank balance	—	1,809,784
Due to broker	283,419	2,636,855
Accounts payable	3,370,417	(1,110,571)
Accounts payable - grain	(157,142)	(850,043)
Accrued expenses	1,298,741	(1,868,762)
Liability for railcar rehabilitation costs	132,917	238,505
Other long-term liabilities	18,497	—
Advances from customers	310,525
Net cash provided by (used for) operating activities	(10,169,041)	44,640,398
Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale debt securities	12,500,000	11,000,000
Proceeds from sale of equipment	1,200,000
Payments for construction in progress	(10,429,644)	(21,065,381)
Purchases of investments in debt securities	—	(28,487,765)
Payments for capital assets of subsidiary	(42,373,598)	—
Investment in Cardinal One Carbon Holdings, LLC	(4,450,000)	(2,950,000)
Net cash used for investing activities	(43,553,242)	(41,503,146)
Cash Flows from Financing Activities
Distributions paid	(10,813,600)	(35,142,395)
Proceeds from revolving credit loan	29,226,683	44,381,156
Payments on revolving credit loan	(29,226,683)	(44,381,156)
Payments for deferred financing costs	(280,319)	—
Proceeds from economic development fund	—	2,950,000
Proceeds from long-term debt	26,835,143	16,774,612
Net cash provided by (used for) financing activities	15,741,224	(15,417,783)
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(37,981,059)	(12,280,531)

Cash, Cash Equivalents, and Restricted Cash – Beginning of Period	83,284,409	63,239,614

Cash, Cash Equivalents, and Restricted Cash – End of Period	$45,303,350	$50,959,083

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and Cash Equivalents - Balance Sheet	$34,323,199	$38,223,438
Restricted Cash - Balance Sheet	10,980,151	12,735,645
Cash, Cash Equivalents, and Restricted Cash	$45,303,350	$50,959,083

Supplemental Cash Flow Information
Interest paid	$2,737,629	$820,582

Supplemental Disclosure of Non-cash Investing and Financing Activities
Construction in progress included in accrued expenses and accounts payable	$25,795	$283,498
Construction period interest capitalized in property, plant and equipment	$727,019	$610,069
Accrued distributions included in accrued expenses	$700,000	$1,100,000

Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Members' Equity (Unaudited)

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2022	$70,912,213	$76,358,279	$—	$147,270,492

Net Income	—	15,905,665	—	15,905,665

Member Distributions	—	(7,303,000)	—	(7,303,000)

Unrealized Loss on Available-For-Sale Debt Securities	—	—	(7,706)	(7,706)

Balance December 31, 2022	$70,912,213	$84,960,944	$(7,706)	$155,865,451

Net Income	—	13,474,686	—	13,474,686

Member Distributions	—	(10,053,000)	—	(10,053,000)

Unrealized Gain on Available-For-Sale Debt Securities	—	—	7,804	7,804

Balance March 31, 2023	$70,912,213	$88,382,630	$98	$159,294,941

Net Income	—	14,290,710	—	14,290,710

Member Distributions	—	(18,886,395)	—	(18,886,395)

Unrealized Loss on Available-For-Sale Debt Securities	—	—	(14,113)	(14,113)

Balance June 30, 2023	$70,912,213	$83,786,945	$(14,015)	$154,685,143

	Member Contributions	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2023	$70,912,213	$101,631,475	$(10,671)	$172,533,017

Net Income	—	2,720,022	—	2,720,022

Member Distributions	—	(4,481,800)	—	(4,481,800)

Unrealized Gain on Available-For-Sale Debt Securities	—	—	10,671	10,671

Balance December 31, 2023	$70,912,213	$99,869,697	$—	$170,781,910

Net Loss	—	(1,536,379)	—	(1,536,379)

Member Distributions	—	(2,740,900)	—	(2,740,900)

Balance March 31, 2024	$70,912,213	$95,592,418	$—	$166,504,631

Net Income	—	5,394,564	—	5,394,564

Member Distributions	—	(2,190,900)	—	(2,190,900)

Balance June 30, 2024	$70,912,213	$98,796,082	$—	$169,708,295
Notes to Consolidated Condensed Unaudited Financial Statements are an integral part of this Statement.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements (the "consolidated financial statements") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements for the year ended September 30, 2023, contained in the Company's annual report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.

Nature of Business

Cardinal Ethanol, LLC and Subsidiaries (the “Company”) is an Indiana limited liability company currently producing fuel-grade ethanol, distillers grains, corn fermented protein ("CFP"), corn oil and carbon dioxide near Union City, Indiana (the "Indiana Plant" or "Union City" or "Indiana") and sells these products throughout the continental United States. During the nine months ended June 30, 2024 and 2023, the Company produced approximately 78,596,000 and 103,276,000 gallons of ethanol, respectively. The Company also operates a plant in Colwich, Kansas (the "Kansas Plant" or "Colwich" or "Kansas") which produces and sells fuel-grade ethanol, wet distillers grains, corn fermented protein, and corn oil. The Kansas Plant began producing ethanol and related byproducts during the nine months ended June 30, 2024 and produced approximately 1,698,000 gallons of ethanol.

In addition, the Company procures, transports, and sells grain commodities through grain operations at the Indiana Plant.

The Company announced its intent to engage in a reclassification and reorganization of its membership units for the purpose of terminating the registration of its units with the Securities and Exchange Commission (the "SEC") and suspending its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This is known as a "going private transaction." The Company expects the proposed transaction to result in four classes of membership units. The proposed reclassification and associated amendments to the Company’s operating agreement will be subject to approval by the members. If the members approve the proposed reclassification and amendments to the operating agreement, the Company anticipates having fewer than 300 unit holders in its existing unit class and fewer than 500 unit holders in each additional unit class which would enable the Company to terminate its registration and suspend reporting requirements under the Exchange Act.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc., Cardinal One Carbon Holdings, LLC, and Cardinal Colwich, LLC ("Cardinal Colwich"), (collectively, the Company). Cardinal Ethanol Export Sales, Inc. is an Interest Charge Domestic to International Sales Company ("IC-DISC") designed to take advantage of certain tax incentives for export sales to other countries. Cardinal One Carbon Holdings, LLC was formed to hold the partnership interest for the investigation and pursuit of carbon dioxide capture and sequestration. Cardinal Colwich was formed to purchase the assets of the Kansas Plant. Subsequent to the purchase, the Kansas Plant was brought online and is now operational. All inter-company balances and transactions have been eliminated in consolidation.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
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

Cash and Cash Equivalents

The Company maintains its accounts primarily at three financial institutions. At times throughout the year the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase, except for those amounts that are held in the investment portfolio for long-term investment. There were no cash equivalents at June 30, 2024. At September 30, 2023, cash equivalents were approximately $33,229,000 and consisted of investments in treasury bills.

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
June 30, 2024
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

Trade Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in such are included as a component of operating expenses in the consolidated statements of operations. The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, the Company considers historical collectibility based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions. At June 30, 2024 and September 30, 2023, the Company determined that an allowance for credit losses was not necessary.

Inventories

Ethanol Division (see Reportable Segments) inventories consist of raw materials, work in process, finished goods and spare parts. Corn is the primary raw material. Finished goods consist of ethanol, dried distiller grains, CFP, and corn oil. Inventories are stated at the lower of weighted average cost or net realizable value. Net realizable value is the estimated selling prices in the normal course of business, less reasonably predictable selling costs.

Trading Division (see Reportable Segments) inventories consist of grain. Soybeans were the only grains held and traded at June 30, 2024 and September 30, 2023. These inventories are stated at market value less estimated selling costs, which may include reductions for quality.

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

The Company is planning various capital projects scheduled for the 2024 fiscal year in order to make certain improvements to the ethanol plants and maintain the facilities. These improvements at the Indiana Plant include an additional cooling tower pump, drainage work, and other small miscellaneous projects. The Indiana Plant installed a high protein feed system to produce CFP, costing approximately $50,000,000, including recent change orders, during the first quarter of fiscal 2024. The project was funded from operations and from current credit facilities as amended. The system is operational and the Indiana Plant and the manufacturer are testing and modifying the installation to meet guaranteed and optimal rates. This project was placed into service in December 2023.

The Company has recently started operations at the Kansas Plant and is currently producing ethanol and wet distillers grains for sale. The Company is continuing to work to ramp up operations at the Kansas Plant.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment, operating lease right-of-use assets, and financing costs, subject to depreciation and amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Management evaluated and determined no impairments were considered necessary for the nine months ended June 30, 2024 and 2023.

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

Passthrough Entity Tax

The Company records Indiana passthrough entity tax in accordance with ASC 740 and has elected to account for the payments as an equity transaction through member distributions. At June 30, 2024, accrued distributions for Indiana passthrough entity tax was $700,000 as compared to $2,100,000 at September 30, 2023. The Company paid approximately $2,050,000 for 2023 taxes during the nine months ended June 30, 2024 and paid approximately $2,300,000 for 2022 taxes during the nine months ended June 30, 2023.

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

On February 14, 2023, the Company received $2,950,000 from the Commission. The Company has elected to account for this transaction under the International Accounting Standard (IAS) No. 20 Accounting for Government Grants and Disclosure of Government Assistance as U.S. GAAP does not contain explicit guidance. The Company reported this transaction in the consolidated statement of cash flows as proceeds from the economic development fund, and in the consolidated balance sheet as a reduction of payments for construction in progress.

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
June 30, 2024
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
June 30, 2024
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

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
The following tables disaggregate revenue by major source for the three and nine months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$58,386,717	$—	$58,386,717
Distillers Grains	9,644,796	—	9,644,796
CFP	1,246,374	—	1,246,374
Corn Oil	3,525,641	—	3,525,641
Carbon Dioxide	114,024	—	114,024
Other Revenue	1,382,036	—	1,382,036
Total revenues from contracts with customers	74,299,588	—	74,299,588

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	9,525,062	9,525,062
Total revenues from contracts accounted for as derivatives	—	9,525,062	9,525,062
Total Revenues	$74,299,588	$9,525,062	$83,824,650

Nine Months Ended June 30, 2024 (Unaudited)

	Ethanol Division	Trading Division	Total
Revenues from contracts with customers under ASC Topic 606
Ethanol	$144,636,427	$—	$144,636,427
Distillers Grains	30,190,159	—	30,190,159
CFP	1,364,983	—	1,364,983
Corn Oil	10,224,070	—	10,224,070
Carbon Dioxide	298,542	—	298,542
Other Revenue	1,382,036	—	1,382,036
Total revenues from contracts with customers	188,096,217	—	188,096,217

Revenues from contracts accounted for as derivatives under ASC Topic 815 (1)
Soybeans and Other Grains	—	44,271,290	44,271,290
Total revenues from contracts accounted for as derivatives	—	44,271,290	44,271,290
Total Revenues	$188,096,217	$44,271,290	$232,367,507

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
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
June 30, 2024
The contractual terms with the carbon dioxide customer calls for an annual settlement.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

Contract Liabilities

The Company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of its contracts with customers. The Company recorded advances from customers for approximately $311,000 at June 30, 2024. There were no advances from customers as of September 30, 2023.

3. CONCENTRATIONS

Two major customers accounted for approximately 88% and 86% of the outstanding accounts receivable balance at June 30, 2024 and September 30, 2023, respectively. These same two customers accounted for approximately 75% and 77% of revenue for the nine months ended June 30, 2024 and June 30, 2023, respectively.

4.  INVENTORIES

Inventories consist of the following as of:

	June 30, 2024 (Unaudited)	September 30, 2023
Ethanol Division:
Raw materials	$20,437,569	$3,517,682
Work in progress	2,515,166	1,848,663
Finished goods	6,628,976	4,638,966
Spare parts	8,476,731	4,789,021
Ethanol Division Subtotal	$38,058,442	$14,794,332
Trading Division:
Grain inventory	$2,502,059	$309,108
Trading Division Subtotal	2,502,059	309,108
Total Inventories	$40,560,501	$15,103,440

The Company had a net realizable value write-down for ethanol inventory of approximately $1,369,000 and $872,000 for the nine months ended June 30, 2024 and 2023, respectively.

In the ordinary course of its ethanol business, the Company enters into forward purchase contracts for its commodity purchases and sales. Certain contracts for the ethanol division that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales. At June 30, 2024, the Company had forward corn purchase contracts at various fixed prices for various delivery periods through December 2025 for approximately 6% of expected production needs for the next 18 months. Approximately 2% of the forward corn purchases were with related parties. Given the uncertainty of future commodity prices, the Company could incur a loss on the outstanding purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, and the Company recognized a write-down of $608,000 and $237,000 at June 30, 2024 and 2023, respectively. The Company has

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
elected not to apply the normal purchase and sale exemption to its forward soybean contracts of the trading division and therefore, treats them as derivative instruments.

At June 30, 2024, the Ethanol Division had forward dried distiller grains contracts for approximately 41% of expected production for the next 3 months at various fixed prices for delivery through September 2024. At June 30, 2024, the Company had forward CFP contracts for approximately 19% of expected production for the next 3 months at various fixed prices for delivery through Sepmteber 2024. At June 30, 2024, the Company had forward corn oil contracts for approximately 64% of expected production for the next 2 months at various fixed prices for delivery through August 2024. Additionally, at June 30, 2024, the Trading Division had forward soybean purchase contracts for approximately 8% of expected origination for various delivery periods through January 2025. Approximately 10% of the forward soybean purchases were with related parties.

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

At June 30, 2024, the Ethanol Division had a net long (buying) position of 835,058 bushels of corn under derivative contracts used to hedge its forward corn purchase contracts, corn inventory and ethanol sales. These corn derivatives are traded on the Chicago Board of Trade and other markets as of June 30, 2024 and are forecasted to settle for various delivery periods through December 2025. The Ethanol Division had a net short (selling) position of 61,278,000 gallons of ethanol under derivative contracts used to hedge its future ethanol sales. These ethanol derivatives are traded on the New York Mercantile Exchange and are forecasted to settle for various delivery periods through December 2024. The Ethanol Division had no open positions for soybean oil or natural gas. At June 30, 2024, the Trading Division had a net long (buying) position of 48,232 bushels of soybeans under derivative contracts used to hedge its forward soybean purchase contracts. These soybean derivatives are traded on the Chicago Board of Trade and are, as of June 30, 2024, forecasted to settle for various delivery periods through July 2025. These derivatives have not been designated as effective hedges for accounting purposes.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
The following table provides balance sheet details regarding the Company's derivative financial instruments at June 30, 2024:

Instrument	Balance Sheet Location	Assets	Liabilities
Ethanol Futures and Options Contracts	Futures and Options Derivatives	$2,082,767	$—
Corn Futures and Options Contracts	Futures and Options Derivatives	$—	$3,496,929
Soybean Futures and Options Contracts	Futures and Options Derivatives	$200,350	$—
Soybean Forward Purchase and Sales Contracts	Forward Purchase/Sales Derivatives	$83,680	$221,349

As of June 30, 2024, the Company had approximately $10,980,000 of cash collateral (restricted cash) related to ethanol, corn, soybean oil, and soybean derivatives held by three brokers.

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
June 30, 2024
The following table provides details regarding the gains and (losses) from the Company's derivative instruments in the statements of operations, none of which are designated as hedging instruments:

Instrument	Statement of Operations Location	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Corn Futures and Options Contracts	Cost of Goods Sold	$473,275	$6,164,129	$3,531,387	$10,972,820
Ethanol Futures and Options Contracts	Revenues	4,907,794	5,269,908	(3,798,934)	1,360,523
Natural Gas Futures and Options Contracts	Cost of Goods Sold	—	(519,979)	44,849	(2,248,339)
Soybean Oil Futures and Options Contracts	Cost of Goods Sold	15,661	3,819	34,880	(42,906)
Soybean Futures and Options Contracts	Cost of Goods Sold	(298,326)	(226,524)	(103,110)	(1,256,613)
Soybean Forward Purchase and Sales Contracts	Cost of Goods Sold	(168,519)	73,121	(12,577)	274,386
Totals		$4,929,885	$10,764,474	$(303,505)	$9,059,871

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

Instruments	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Corn Futures and Options Contracts	$(3,496,929)	$(3,496,929)	$(3,539,330)	$42,401	$—
Ethanol Futures and Options Contracts	$2,082,767	$2,082,767	$2,082,767	$—	$—
Soybean Futures and Options Contracts	$200,350	$200,350	$183,644	$16,706	$—
Soybean Forward Purchase Contracts	$(137,669)	$(137,669)	$—	$(137,669)	$—
Soybean Inventory	$2,502,059	$2,502,059	$—	$2,502,059	$—
Accounts Payable	$(10,025,158)	$(10,025,158)	$—	$(10,025,158)	$—

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
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

The Company maintains some corn and soybean hedges and options in over the counter markets (OTC) which are considered Level 2 instruments. The Company determines the fair value of these Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above. The Company also purchases soybeans forward purchase contracts with producers. It also sells soybeans via forward sales contracts to end users such as crush plants or grain movers. These forward contracts are reported at fair value using Level 2 inputs from current contract prices that are being issued by the Company.

Soybean inventory held in the trading division is reported at fair value using Level 2 inputs which are based on purchases and sales transactions that occurred on or near June 30, 2024 and September 30, 2023.

Accounts payable is generally stated at historical amounts, with the exception of approximately $10,025,000 and $3,909,000 at June 30, 2024 and September 30, 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the Company has elected the fair value option.

The Company believes the fair value of its long-term debt to be the carrying value of approximately $57,146,000 and $30,569,000 at June 30, 2024 and September 30, 2023, respectively. The Company considers this to be a Level 2 input. The fair values and carrying values consider the terms of the related debt and exclude the impacts of discounts and derivative/hedging activity.

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024

7.  BANK FINANCING

The Company formerly had a loan agreement consisting of two loans, the Declining Revolving Loan (Declining Loan) and the Revolving Credit Loan in exchange for liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts and assignment of material contracts. The loan agreement assigns an interest rate based upon the U.S. prime rate published in the Wall Street Journal to each of the individual loans. The interest rates on each of the loans changes daily. On January 31, 2024, the Company amended the loan agreement. The primary purpose of the amendment was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the purchase of the Kansas Plant, permit the Company to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. On April 30, 2024, the Company amended the loan agreement to extend the time period for the Company to provide consents from counterparties to material contracts collaterally assigned to the lender. On July 23, 2024 (to be effective on May 1, 2024), the Company amended the loan agreement to modify the definition of "Permitted Debt" to include a $20,000,000 intercompany loan so long as such loan, and any lien securing the loan, are subordinate. On June 21, 2024 (to be effective on May 1, 2024), Cardinal Ethanol and its wholly owned subsidiary, Cardinal Colwich executed a Secured Revolving Line of Credit Note (the "Note") and Mortgage whereby Cardinal Ethanol agreed to loan Cardinal Colwich up to $20,000,000 in accordance with the terms of the Note for Cardinal Colwich to use for startup costs and operations in connection with the Kansas Plant (the "Intercompany Loan").
Declining Loan
The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a high protein feed system at the Indiana Plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.45% at June 30, 2024 and September 30, 2023. The Company is required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. The Company and its contractor have mutually agreed that a portion of the final payment may be withheld pending resolution of some issues surrounding the final installation. The Company is presently working with its lender to extend the conversion date until September 1, 2024 when the Company believes the final payment will complete. The lender is in agreement and the loans are presented on the basis of the September 1 conversion date and the same May 1, 2029 maturity date. In addition, the Company will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. The Company had borrowings outstanding of approximately $35,404,000 and $30,569,000 on the Declining Loan at June 30, 2024 and September 30, 2023, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of the Company's corn, ethanol, dried distillers grain, CFP, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.25% at June 30, 2024 and September 30, 2023. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2024 and September 30, 2023. The Revolving Credit Loan was set to mature on February 28, 2024. The amendment provides that the Company may request a $10,000,000 increase in the maximum commitment under the Revolving Credit Loan, subject to approval of the lender, and may use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures. The borrowing base calculation used to determine the amount available under the Revolving Credit Loan has also been amended to include Cardinal Colwich's corn, ethanol, dried

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
distillers grain, CFP and corn oil inventories, eligible accounts receivable and commodity trading account excess margin funds. The amendment extends the termination date of the Revolving Credit Loan to February 28, 2025.

Term Loan

The amendment provides for a new $22,000,000 Term Loan to the Company with an interest rate based on the prime rate plus twenty-five basis points (.25%) subject to a floor of 3.25%. The interest rate was 8.75% at June 30, 2024. The Company incurred approximately $280,000 of costs in connection with the amendment of the Term Loan, which are recorded as deferred financing costs. The Company was required to make monthly interest payments on the Term Loan until June 1, 2024. Commencing on July 1, 2024, the Term Loan is to be repaid by the Company in fifty-nine equal monthly installments based on a seven year amortization until March 1, 2029, when the outstanding principal balance together with accrued and unpaid interest will be due. The Company had borrowings outstanding of approximately $21,742,000 on the Term Loan at June 30, 2024.

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

The consolidated estimated maturities of long-term debt at June 30, 2024 are as follows:

	Principal	Amortization of Deferred Financing Costs	Total
July 1, 2024 - June 30, 2025	$4,233,035	$(52,560)	$4,180,475
July 1, 2025 - June 30, 2026	4,821,079	(52,560)	4,768,519
July 1, 2026 - June 30, 2027	5,255,254	(52,560)	5,202,694
July 1, 2027 - June 30, 2028	5,722,294	(52,560)	5,669,734
July 1, 2028 - June 30, 2029	37,372,439	(48,179)	37,324,260
Total long-term debt	$57,404,101	$(258,419)	$57,145,682

8. LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. As of June 30, 2024, the Company’s weighted average discount rate was 8.33%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining lease terms of approximately 1 year to 5 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. As of June 30, 2024, the weighted average remaining lease term was 3.42 years. The

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024
Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of June 30, 2024:

July 1, 2024 - June 30, 2025	$4,145,850
July 1, 2025 - June 30, 2026	3,132,900
July 1, 2026 - June 30, 2027	1,885,500
July 1, 2027 - June 30, 2028	1,772,100
July 1, 2028 - June 30, 2029	738,375
Totals	11,674,725
Amount representing interest	(1,503,256)
Lease liabilities	$10,171,469

For the nine months ended June 30, 2024, the Company recorded operating lease costs of approximately $3,598,000 in cost of goods sold in the Company’s consolidated statement of operations. Cash paid for the operating leases was approximately $3,634,000 for the nine months ended June 30, 2024. For the nine months ended June 30, 2023, the Company recorded operating lease costs of approximately $2,848,000 in cost of goods sold in the Company's consolidated statement of operations. Cash paid for the operating leases was approximately $2,847,000 for the nine months ended June 30, 2023.

9. COMMITMENTS AND CONTINGENCIES

Marketing Agreements

The Company entered into a Large Volume Transportation Service (LVTS) Agreement with Black Hill/Kansas Gas Utility Company, LLC d/b/a Black Hills Energy ("Black Hills") for the purpose of transporting and delivering natural gas to the Kansas Plant. The LVTS was amended by the First Amendment Large Volume Transportation Service (LVTS) Agreement to be effective on June 1, 2024. The primary term of the LVTS is from May 1, 2024 through May 31, 2029. The LVTS renews annually, thereafter, unless either party gives written notice of non-renewal at least six months prior to the expiration of the primary term or any renewal term. The LVTS can also be terminated by Black Hills upon thirty days notice if the Company fails to qualify for service. Under the LVTS, the Comapny will be billed for services on a monthly basis and may be required to install or upgrade telemetry equipment at its sole expense.
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
June 30, 2024
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

Company management has estimated total costs to rehabilitate the cars at June 30, 2024, to be approximately $2,491,000. During the nine months ended June 30, 2024, the Company has recorded a corresponding expense in cost of goods sold of approximately $268,000. The Company accrues the estimated cost of railcar damages over the term of the lease.

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
June 30, 2024
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
$1,024,732

In connection with the APA, the Company assumed, through its wholly owned subsidiary, certain material contracts. On January 31, 2024, the Company assumed a license agreement which provides a revocable, royalty-free, non-assignable, non-exclusive license to use certain proprietary technologies and information in connection with the ownership, operation and maintenance of the Kansas Plant. The license agreement may be terminated for an unauthorized usage of the proprietary property, an unauthorized disclosure of the proprietary property or a breach of the license agreement and failure to cure as provided.
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
June 30, 2024
10. RISKS AND UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers grains, CFP and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plants primarily from local agricultural producers and from purchases on the open market. During the nine months ended June 30, 2024, ethanol sales averaged approximately 62% of total revenues and corn costs averaged 58% of total cost of goods sold.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, gross profit, grain inventories, operating income, and total assets:

CARDINAL ETHANOL, LLC AND SUBSIDIARIES
Notes to Consolidated Condensed Unaudited Financial Statements
June 30, 2024

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$74,299,588	$102,845,138	$188,096,217	$318,564,231
Trading division	9,525,062	16,201,434	44,271,290	66,201,916
Total Revenue	$83,824,650	$119,046,572	$232,367,507	$384,766,147

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross Profit:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$10,290,879	$15,658,412	$15,851,977	$47,610,193
Trading division	(550,254)	259,178	484,426	1,683,209
Total Gross Profit	$9,740,625	$15,917,590	$16,336,403	$49,293,402

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol division	$7,036,096	$13,480,728	$6,993,532	$41,439,624
Trading division	(762,497)	(58,065)	(257,303)	731,480
Total Operating Income (Loss)	$6,273,599	$13,422,663	$6,736,229	$42,171,104

	June 30, 2024	September 30, 2023
Grain Inventories:	(unaudited)
Ethanol division	$20,437,569	$3,517,682
Trading division	2,502,059	309,108
Total Grain Inventories	$22,939,628	$3,826,790

	June 30, 2024	September 30, 2023
Total Assets:	(unaudited)
Ethanol division	$259,647,525	$234,913,852
Trading division	6,603,804	(2,145,605)
Total Assets	$266,251,329	$232,768,247

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
June 30, 2024
Company holds 50% or less of the common stock or in-substance common stock (or both common and in-substance common stock) is to account for such investment under the equity method. The Company considers its financial position and results of operations in evaluating the extent of disclosures of the financial position and results of operations of an entity in which the Company invests.

As the Company owns a fifty percent interest in the limited partnership, an investment in affiliate of approximately $9,886,000 and $5,651,000 was reflected on the consolidated balance sheet as of June 30, 2024, and September 30, 2023, respectively. Losses on equity method investment of approximately $66,000 and $215,000 was reflected on the consolidated statement of operations for the three and nine months ended June 30, 2024, respectively. Losses on equity method investment of approximately $24,000 and $351,000 were reflected on the consolidated statement of operations for the three and nine months ended June 30, 2023, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine month period ended June 30, 2024, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated condensed financial statements (the "financial statements") and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. References to “we,” “us,” “our,” “Cardinal Ethanol” and the “Company” collectively refer to Cardinal Ethanol, LLC and its wholly owned subsidiaries, Cardinal Ethanol Export Sales, Inc., Cardinal One Carbon Holdings, LLC, and Cardinal Colwich, LLC, except where otherwise noted.

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
•Our ability to make our Kansas Plant fully operational; and
•Our ability to secure and maintain appropriate permits to operate our plants.

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

On January 20, 2022, we entered into an Equipment Purchase and Installation Agreement (the "EPC Agreement") with ICM, Inc. pursuant to which ICM has agreed to engineer, procure, construct, and install its high protein feed system at the Indiana Plant and license to us its proprietary, patent-protected technology to use, operate and maintain the system. Pursuant to the EPC Agreement and subsequent adjustments due to change orders executed by the parties, which cost approximately $50,000,000, including change orders, which is payable in installments. We will also pay license fees of $10 per ton of PROTOMAX™, a high protein feed product, produced by the system for a period of 10 years. We funded the project from operations and from our current credit facilities as amended. We began installation of the system during the fourth quarter of our fiscal year 2023 and the system was placed into service in December 2023. We had net sales of approximately $1,365,000 of CFP during the nine months ended June 30, 2024. We experienced a shutdown of the Indiana Plant during the nine months ended June 30, 2024, in connection with the installation of our high protein feed system which resulted in a reduction in gallons of ethanol, tons of distillers grains and pounds of corn oil produced during the period. We also expect that there will be an additional period of time of approximately three months before our production rates of ethanol and corn oil production will return to historic levels. In addition, our distillers grains production is transitioning and is expected to be replaced with a high protein feed product and fiber meal once the project ramps up to expected rates. However, the overall reduction in production of our products caused by the installation of the system may be significant and could adversely impact our profitability.

We have engaged with an unrelated third party to pursue the possible joint development of integrated carbon dioxide facilities, transportation infrastructure and a carbon sequestration site for the carbon dioxide emissions produced by our Indiana Plant (the "CCS Project"). On January 16, 2023, Cardinal One Carbon Holdings, LLC, a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. The LPA governs the rights, duties and responsibilities of the parties in connection with the ownership of the Limited Partnership. In addition, on the same date, Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP entered into an Amended and Restated Limited Liability Company Agreement of One Carbon Partnership GP LLC (the "GP"). The purpose of the GP is to serve as the general partner of the Limited Partnership. The CCS Project is subject to a lengthy permit process and many other variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

On October 23, 2023, Cardinal Colwich, LLC ("Cardinal Colwich"), a wholly owned subsidiary of Cardinal Ethanol, LLC, entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver to purchase substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas (the "Kansas Plant"). On January 31, 2024, the purchase transaction was completed. The cash purchase price was $44,000,000. In addition, Cardinal Colwich assumed certain liabilities specified in the APA. The transaction was funded by a $22,000,000 loan from the Company's primary lender and the remaining $22,000,000 was funded by operations. Additionally, the Company paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with assumed contracts, and to fund the purchase of necessary equipment owned by third parties. These amounts came from cash reserves. The Kansas Plant had not operated since April of 2023 when it went into receivership and was purchased by us in an idled state. Following the purchase, we worked for several months through the challenges of restarting operations. In June 2024, we commenced operations at the Kansas Plant and shipped our first load of ethanol for sale. The Company is continuing to work to ramp-up operations at the Kansas Plant to increase ethanol production rates and bring it to fully operational status.

On January 31, 2024, we entered into a Second Amended and Restated Construction Loan Agreement (the "Second Amended Credit Agreement"), which amends and restates the First Amended and Restated Construction Loan Agreement dated June 10, 2013, as amended (the "First Amended Credit Agreement"), with First National Bank of Iowa ("FNBO"). The primary purpose of the Second Amended Credit Agreement was to provide additional financing to fund a portion of the funds needed to complete the acquisition of the Kansas Plant, permit the Company to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow us to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. On April 30, 2024, we amended the Second Amended Credit Agreement to extend the time period to provide consents from counterparties to material contracts collaterally assigned to FNBO. On July 23, 2024 (to be effective on May 1, 2024), we amended the Second Amended Credit Agreement to modify the definition of "Permitted Debt" to include the Intercompany Loan so long as such loan, and any lien securing the loan, are subordinate to the financing extended by FNBO and the amount of such loan does not exceed $20,000,000. Please refer to Item 1 - Financial Statements - Note 7 - Bank Financing for more information.
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

Effective on May 1, 2024, we entered into a Large Volume Transportation Service (LVTS) Agreement with Black Hill/Kansas Gas Utility Company, LLC d/b/a Black Hills Energy ("Black Hills") for the purpose of transporting and delivering natural gas to the Kansas Plant. The LVTS was amended by the First Amendment Large Volume Transportation Service (LVTS) Agreement to be effective on June 1, 2024. The primary term of the LVTS is from May 1, 2024 through May 31, 2029. The LVTS renews annually, thereafter, unless either party gives written notice of non-renewal at least six months prior to the expiration of the primary term or any renewal term. The LVTS can also be terminated by Black Hills upon thirty days notice if we fail to qualify for service. Under the LVTS, we will be billed for services on a monthly basis and may be required to install or upgrade telemetry equipment at its sole expense.
On May 21, 2024, our board of directors declared a cash distribution of $150 per membership unit to the holders of units of record at the close of business on May 21, 2024 for a total distribution of $2,190,900. The distribution was paid on May 30, 2024.
On May 22, 2024, the board of directors announced its intent to engage in a reclassification and reorganization of our membership units for the purpose of terminating the registration of our units with the Securities and Exchange Commission (the "SEC") and suspending our reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This is known as a "going private transaction." We expect the proposed transaction to result in four classes of membership units. The proposed reclassification and associated amendments to the Company’s operating agreement will be subject to approval by the members. If the members approve the proposed reclassification and amendments to the operating agreement, we anticipate that we will have fewer than 300 unit holders in its existing unit class and fewer than 500 unit holders in each additional unit class which would enable us to terminate our registration and suspend our reporting requirements under the Exchange Act.

On June 21, 2024 (to be effective on May 1, 2024), Cardinal Ethanol and its wholly owned subsidiary, Cardinal Colwich executed a Secured Revolving Line of Credit Note (the "Note") and Mortgage whereby Cardinal Ethanol agreed to loan Cardinal Colwich up to $20,000,000 in accordance with the terms of the Note for Cardinal Colwich to use for startup costs and operations in connection with the Kansas Plant (the "Intercompany Loan"). The interest rate on the Intercompany Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. Cardinal Colwich is required to make monthly interest payments on the Intercompany Loan beginning on July 1, 2024. The Intercompany Loan is set to mature on May 1, 2029 and is secured by a security interest and lien in and on all of Cardinal Colwich's real and personal property.

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At June 30, 2024, accrued distributions for passthrough entity tax was $700,000 and cash payments made for distributions for passthrough entity tax was $2,050,000.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statement of operations for the three months ended June 30, 2024 and 2023:

	2024		2023
Statement of Operations Data	Amount	%	Amount	%
Revenue	$83,824,650	100.0	$119,046,572	100.0
Cost of Goods Sold	74,084,025	88.4	103,128,982	86.6
Gross Profit	9,740,625	11.6	15,917,590	13.4
Operating Expenses	3,467,026	4.1	2,494,927	2.1
Operating Income	6,273,599	7.5	13,422,663	11.3
Other Income (Expense)	(879,035)	(1.0)	868,047	0.7
Net Income	$5,394,564	6.5	$14,290,710	12.0

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, CFP, corn oil and the trading of agricultural grains. We expect that CFP will become a significant new source of revenue now that the system is operating. The first CFP sales were recorded during the second quarter of 2024, which totaled approximately $119,000. We recorded CFP sales of approximately $1,246,000 during the three months ended June 30, 2024.  Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

The Kansas Plant was purchased by us on January 31, 2024 in an idled state. Following the purchase, management worked for several months through the challenges of bringing the Kansas Plant from idle status to operational status. We have faced, and will continue to face, other operational challenges including, but not limited to, operating in an unfamiliar market, securing necessary permits, and hiring and retaining the employees and putting processes in place that we will need to profitably operate the plant. In June 2024, we commenced operations at the Kansas Plant and shipped our first load of ethanol for sale. We continue to work to ramp up operations at the Kansas Plant to increase ethanol production rates and bring it to fully operational status. These challenges may cause the financial information presented to not necessarily be indicative of future operations as the Kansas Plant.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the three months ended June 30, 2024 and 2023:

	2024		2023
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$74,299,588	88.6%	$102,845,138	86.4%
Trading division	9,525,062	11.4%	16,201,434	13.6%
Total Revenue	$83,824,650	100.0%	$119,046,572	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the three months ended June 30, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$58,386,717	78.6%	$79,970,647	77.8%
Distillers Grains	9,644,796	13.0	16,818,758	16.4
CFP	1,246,374	1.7	—	—
Corn Oil	3,525,641	4.7	5,971,069	5.8
Carbon Dioxide	114,024	0.1	84,664	—
Other Revenue	1,382,036	1.9	—	—
Total Revenues	$74,299,588	100.0%	$102,845,138	100.0%

    Ethanol

    Our revenues from ethanol decreased in the three months ended June 30, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower ethanol prices and a decrease in gallons of ethanol sold during the period which largely results from reduced production rates associated with the installation of the high protein feed system. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the three months ended June 30, 2024 was approximately 17% lower than the average price per gallon of ethanol sold for the same period in 2023. Ethanol market prices were lower due to the increase in industry-wide production due to a period of positive operating margins. This greater amount of production increased supplies nationwide, as well as internationally, resulting in lower ethanol prices. In addition, corn prices were lower during the quarter as compared to the same period in 2023. Ethanol prices are typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices. However, increased ethanol export demand towards the end of the current period had a positive effect on ethanol prices.

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

    We experienced a decrease in ethanol gallons sold of approximately 14% for the three months ended June 30, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production rates for the period. We have experienced lower ethanol production rates since we completed installation of our high protein system at the Indiana Plant.

However, ethanol production rates continue to improve as we implement and make adjustments to the system. We expect that there will be an additional period of time of approximately three months before our ethanol production rates will return to historic levels. In addition, the Kansas Plant, which has a name plate capacity to produce 70 million gallons of ethanol annually, has recently begun operations. This will increase our ethanol gallons sold going forward as we continue to ramp up ethanol production at the Kansas Plant. Management also continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the three months ended June 30, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower distillers grains prices and a decrease in distillers grains sold for the period ended June 30, 2024 as compared to the same period in 2023.

    The average price per ton of distillers grains sold for the three months ended June 30, 2024 was approximately 35% lower than the average price per ton of distillers grains sold for the same period in 2023. This decrease in the market price of distillers grains is primarily due to lower corn and soybean meal prices for the current period as well as a seasonal decrease in the ration of distillers grains in livestock feed and higher industry-wide production.

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

    We sold approximately 15% less tons of distillers grains in the three months ended June 30, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels related to implementation of the high protein feed system. Our distillers grains production is expected to transition with the installation of our high protein feed system and eventually be replaced with a high protein feed product and a high fiber meal product. However, we expect that there will be an additional period of time of approximately three months before we are able to ramp up production of these products at the Indiana Plant which could have an adverse effect on our profitability.

CFP

Our revenues from CFP increased in the three months ended June 30, 2024 as compared to the same period in 2023. This increase in revenues is solely due to placing the high protein feed system in service during our second fiscal quarter.

Management expects that CFP will become a significant new source of revenue now that the system is operating. The first CFP sales were recorded during the second quarter of 2024, which totaled approximately $119,000. We recorded CFP sales of approximately $1,246,000 during the three months ended June 30, 2024. In addition, the Kansas Plant has recently begun operations which will increase our sales of high protein product going forward as we ramp up production as the Kansas Plant has a similar system to that recently installed in the Indiana Plant.

Corn Oil

    Our revenues from corn oil sales decreased in the three months ended June 30, 2024 as compared to the same period in 2023 which was mainly the result of lower corn oil prices and a decrease in corn oil sales. The average price per pound of corn oil was approximately 15% lower for the three months ended June 30, 2024 as compared to the same period in 2023. Decreased soybean oil prices due to a decrease in demand from biodiesel producers along with an ample supply had a negative effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and competes with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to industry operating conditions. The results of the presidential election in the United States could also affect demand from biodiesel producers and corn oil prices. In addition, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We also sold approximately 31% less pounds of corn oil in the three months ended June 30, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels which has a corresponding effect on corn oil supply and lower corn oil yields related to implementation of the high protein feed system at the Indiana Plant. We expect that there will be an additional period of time of approximately three months before our corn oil rates will return to historic levels. This reduction in corn oil produced could have an adverse effect on our profitability. In addition, the Kansas Plant has recently begun operations and expects to begin producing corn oil soon which will increase our pounds of corn oil sold going forward.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the three months ended June 30, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$9,525,062	100.0%	$16,201,434	100.0%
Total Revenues	$9,525,062	100.0%	$16,201,434	100.0%

Soybeans

    During the three months ended June 30, 2024 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the three months ended June 30, 2024 as compared to the same period in 2023. This decrease in revenues is the result of a decrease in the price per bushel of soybeans for the three months ended June 30, 2024 as compared to the same period in 2023. The average price per bushel of soybeans sold for the three months ended June 30, 2024 decreased by approximately 20% compared to the same period in 2023 primarily due to an increase in national supply of soybeans and lower demand from biodiesel producers resulting in lower soybean prices. There was also a reduction in bushels sold of 26% primarily due to less conducive market conditions for selling for the three months ended June 30, 2024. There has also been reduced export demand for U.S product because South America has experienced good crops and is competing in the world market and increased local competition. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 86% for the three months ended June 30, 2024 as compared to approximately 87% for the same period in 2023. This small decrease in cost of goods sold as a percentage of revenues was the result of reduced volatility in the prices of ethanol and corn for the three months ended June 30, 2024 as compared to the same period in 2023. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains, CFP, and corn oil is corn cost. During the three months ended June 30, 2024, we used approximately 12% less bushels of corn to produce our ethanol, distillers grains, CFP and corn oil as compared to the same period in 2023 due to lower ethanol production levels for the period. During the three months ended June 30, 2024, our average price paid per bushel of corn was approximately 37% lower as compared to the same period in 2023 due to plentiful carryout from the fall of 2023 corn harvest and favorable crop growing conditions for the 2024 corn harvest.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility would have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold. In addition, the Kansas Plant has recently begun operations which will increase our corn requirements going forward as we ramp up production. In addition, this requires us to purchase corn in a different market which has a higher basis due to local market and availability of corn and may have an negative effect on the overall average price paid for corn.

Natural Gas

    Our natural gas cost after hedging was higher during the three months ended June 30, 2024 as compared to the same period in 2023. This increase in cost of natural gas for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily the result of increased prices for the period offset by decreased usage due to lower distillers grains production for the period. Our average price per MMBTU of natural gas, excluding hedging activity, was approximately 39% higher during the three months ended June 30, 2024 due to increased volatility in prices. The use of natural gas for the three months ended June 30, 2024 was approximately 14% less as compared to the same period in 2023.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices. In addition, the Kansas Plant has recently begun operations which will result in an increase in our natural gas requirements and may effect the overall average price paid for natural gas.

Rail Car Rehabilitation Costs

We lease 179 hopper rail cars under a multi-year agreement which runs through November 2028. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the three months ended June 30, 2024, we have recorded an expense in cost of goods sold of approximately $89,000. We accrue the estimated cost per railcar damages of approximately $30,000 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,491,000 at June 30, 2024.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the three months ended June 30, 2024 and 2023:

	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$10,075,316	105.8%	$15,942,257	98.4%
Total Cost of Goods Sold	$10,075,316	105.8%	$15,942,257	98.4%

Soybeans

    During the three months ended June 30, 2024, our cost was primarily the procurement of soybeans sold. During the three months ended June 30, 2024, our average price paid per bushel of soybeans was approximately 17% lower as compared to the same period in 2023 due to excess carryout of soybean inventory from the 2023 harvest. We also purchased approximately

39% more bushels of soybeans in the three months ended June 30, 2024 compared to 2023 due to a cash price that was conducive to producer selling.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 4% and 2% for the three months ended June 30, 2024 and 2023, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased for the three months ended June 30, 2024 compared to the same period in 2023. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the three months ended June 30, 2024 was approximately 7% of revenues as compared to approximately 11% of revenues for the same period in 2023. The decrease for the three months ended June 30, 2024 was primarily the result of weakened ethanol to corn margins, volatile commodity prices, and lower ethanol, distillers grains, CFP, and corn oil production and sales for the period.
Other Income (Expense)

    Our other expense was 1.0% and other income was 0.7% of revenues for the three months ended June 30, 2024 and 2022, respectively. Our other expense consisted primarily of the interest expense paid as a result of additional borrowings to fund various projects during the three months ended June 30, 2024. Other income for the three months ended June 30, 2023 consisted primarily of the interest income generated from additional cash on hand that was invested in debt securities.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statement of operations for the nine months ended June 30, 2024 and 2023:

	2024		2023
Statement of Operations Data	Amount	%	Amount	%
Revenue	$232,367,507	100.0	$384,766,147	100.0
Cost of Goods Sold	216,031,104	93.0	335,472,745	87.2
Gross Profit	16,336,403	7.0	49,293,402	12.8
Operating Expenses	9,600,174	4.1	7,122,298	1.9
Operating Income	6,736,229	2.9	42,171,104	11.0
Other Income (Expense)	(158,022)	(0.1)	1,499,957	0.4
Net Income	$6,578,207	2.8	$43,671,061	11.4

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

    Our current lines of business and sources of revenue are the sale of ethanol, distillers grains, CFP, corn oil, CFP, and and the trading of agricultural grains. We expect that CFP will become a significant new source of revenue now that the system is operating. The first CFP sales were recorded during the second quarter of 2024. We recorded CFP sales of approximately $1,365,000 during the nine months ended June 30, 2024. Please refer to Item 1 - Financial Statements - Note 11 - Business Segments for more financial information about our financial reporting segments. Ethanol revenues in the ethanol division also include net gains or losses from derivatives. Net derivative gains or losses for corn, natural gas, and corn oil are included in cost of goods sold in the ethanol division and soybean gains or losses from derivatives are included in cost of goods sold in the trading division.

The Kansas Plant was purchased by us on January 31, 2024 in an idled state. Following the purchase, management worked for several months through the challenges of bringing the Kansas Plant from idle status to operational status. We have faced, and will continue to face, other operational challenges including, but not limited to, operating in an unfamiliar market, securing necessary permits, and hiring and retaining the employees and putting processes in place that we will need to profitably operate the plant. In June 2024, we commenced operations at the Kansas Plant and shipped our first load of ethanol for sale. We continue to work to ramp-up operations at the Kansas Plant to increase ethanol production rates and bring it to fully operational status. These challenges may cause the financial information presented to not necessarily be indicative of future operations as the Kansas Plant.

The following table shows the sources of our total revenue from the two segments and the approximate percentage of revenues to total revenues in our consolidated statements of operations for the nine months ended June 30, 2024 and 2023:

	2024		2023
Revenue:	Amount	% of Total Revenues	Amount	% of Total Revenues
Ethanol division	$188,096,217	80.9%	$318,564,231	82.8%
Trading division	44,271,290	19.1	66,201,916	17.2
Total Revenue	$232,367,507	100.0%	$384,766,147	100.0%

Ethanol Division

    The following table shows the sources of our revenues from our Ethanol Division for the nine months ended June 30, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol	$144,636,427	76.9%	$245,830,363	77.2%
Distillers Grains	30,190,159	16.1	50,403,931	15.8
CFP	1,364,983	0.7	—	—
Corn Oil	10,224,070	5.4	21,737,346	6.8
Carbon Dioxide	298,542	0.2	319,399	0.1
Other Revenue	1,382,036	0.7	273,192	0.1
Total Revenues	$188,096,217	100.0%	$318,564,231	100.0%

    Ethanol

    Our revenues from ethanol decreased in the nine months ended June 30, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower ethanol prices and a decrease in gallons of ethanol sold during the period which largely results from the shutdown during our first fiscal quarter and reduced production rates for the period associated with the installation of the high protein feed system. Revenue also includes the net gains or losses from derivatives related to the commodities purchased.

    The average price per gallon of ethanol sold for the nine months ended June 30, 2024 was approximately 22% lower than the average price per gallon of ethanol sold for the same period in 2023. Ethanol market prices were lower due to the increase in industry-wide production due to a period of positive operating margins. This greater amount of production increased supplies nationwide, as well as internationally, resulting in lower ethanol prices. In addition, corn prices were lower during the nine months ended June 30, 2024 as compared to the same period in 2023. Ethanol prices are typically directionally consistent with the price of corn meaning that lower corn prices can lead to volatility and have a significant negative effect on ethanol prices. However, increased ethanol export demand towards the end of the current period had a positive effect on ethanol prices.

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

    We experienced a decrease in ethanol gallons sold of approximately 25% for the nine months ended June 30, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production rates for the period. The Indiana Plant was shutdown for approximately four weeks during our first fiscal quarter in connection with the installation of our high protein feed system which resulted in a reduction in production and sales of ethanol during the period. In addition, we have experienced lower ethanol production rates since we completed installation of our high protein system at the Indiana Plant. However, ethanol production rates continue to improve as we implement and make adjustments to the system. We expect that there will be an additional period of time of approximately three months before our ethanol production rates will return to historic levels. In addition, the Kansas Plant, which has a name plate capacity to produce 70 million gallons of ethanol annually, has recently begun operations. This will increase our ethanol gallons sold going forward as we continue to ramp up ethanol production at the Kansas Plant. Management also continues to monitor economic conditions carefully. If market conditions worsen affecting our ability to profitably operate the plant, we may be forced to reduce our ethanol production rate or even temporarily shut down ethanol production altogether.

Distillers Grains

    Our revenues from distillers grains decreased in the nine months ended June 30, 2024 as compared to the same period in 2023. This decrease in revenues is primarily the result of lower distillers grains prices and a decrease in distillers grains sold for the period ended June 30, 2024 as compared to the same period in 2023.

    The average price per ton of distillers grains sold for the nine months ended June 30, 2024 was approximately 25% lower than the average price per ton of distillers grains sold for the same period in 2023. This decrease in the market price of distillers grains is primarily due to lower corn and soybean meal prices for the current period as well as a seasonal decrease in the ration of distillers grains in livestock feed and higher industry-wide production.

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

    We sold approximately 21% less tons of distillers grains in the nine months ended June 30, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels due to the shut down of our Indiana Plant during our first fiscal quarter and subsequent implementation of the high protein feed system. Our distillers grains production is expected to transition with the installation of our high protein feed system and eventually be replaced with a high protein feed product and a high fiber meal product. However, we expect that there will be an additional period of time of approximately three months before we are able to ramp up production of these products at the Indiana Plant which could have an adverse effect on our profitability.

CFP

Our revenues from CFP increased in the nine months ended June 30, 2024 as compared to the same period in 2023. This increase in revenues is solely due to placing the high protein feed system in service during our second fiscal quarter.

Management expects that CFP will become a significant new source of revenue now that the system is operating. The first CFP sales were recorded during the second quarter of 2024. We recorded CFP sales of approximately $1,365,000 during the nine months ended June 30, 2024. In addition, the Kansas Plant has recently begun operations which will increase our sales of high protein product going forward as we ramp up production as the Kansas Plant has installed a similar system to that recently installed in the Indiana Plant.

Corn Oil

    Our revenues from corn oil sales decreased in the nine months ended June 30, 2024 as compared to the same period in 2023 which was mainly the result of lower corn oil prices and a decrease in corn oil sales. The average price per pound of corn oil was approximately 20% lower for the nine months ended June 30, 2024 as compared to the same period in 2023. Decreased soybean oil prices due to a decrease in demand from biodiesel producers along with an ample supply had a negative effect on corn oil prices for the period. Soybean oil is the primary competitor with distillers corn oil. However, the supply of used cooking oil has also become more prevalent and competes with distillers corn oil in the market.

Management anticipates that corn oil prices will continue to follow soybean oil prices. Corn oil prices are also affected by industry changes in corn oil supply due to industry operating conditions. The results of the presidential election in the United States could also affect demand from biodiesel producers and corn oil prices. In addition, an increase in the supply of used cooking oil could have a negative effect on corn oil prices.

    We also sold approximately 42% less pounds of corn oil in the nine months ended June 30, 2024 as compared to the same period in 2023 resulting primarily from decreased ethanol production levels which has a corresponding effect on corn oil supply and lower corn oil yields related to installation and implementation of the high protein feed system at the Indiana Plant. We expect that there will be an additional period of time of approximately three months before our corn oil rates will return to historic levels. This reduction in corn oil produced could have an adverse effect on our profitability. In addition, the Kansas Plant has recently begun operations and expects to begin producing corn oil soon which will increase our pounds of corn oil sold going forward.

Trading Division

    The following table shows the sources of our revenues from our Trading Division for the nine months ended June 30, 2024 and 2023:

	2024		2023
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Soybean Sales	$44,271,290	100.0%	$66,201,916	100.0%
Total Revenues	$44,271,290	100.0%	$66,201,916	100.0%

Soybeans

    During the nine months ended June 30, 2024 revenues from our Trading Division were derived from transporting and selling soybeans. Our revenues from soybeans sales decreased in the nine months ended June 30, 2024 as compared to the same period in 2023. This decrease in revenues is the result of a decrease in the bushels of soybeans sold of approximately 20% for the nine months ended June 30, 2024 as compared to the same period in 2023. The reduction was primarily due to less conducive market conditions for selling for the nine months ended June 30, 2024. There has also been reduced export demand for U.S product because South America has experienced good crops and is competing in the world market and increased local competition. The average price per bushel of soybeans sold for the nine months ended June 30, 2024 decreased by approximately 16% compared to the same period in 2023 primarily due to an increase in national supply of soybeans and lower demand from biodiesel producers resulting in lower soybean prices. Management anticipates that soybean sales over the remainder of the fiscal year will be consistent with recent fiscal years.

Cost of Goods Sold

Ethanol Division

Our cost of goods sold for this division as a percentage of its total revenues was approximately 93% for the nine months ended June 30, 2024 as compared to approximately 87% for the same period in 2023. This increase in cost of goods sold as a percentage of revenues was the result of volatility in the prices of ethanol and corn for the nine months ended June 30, 2024 as compared to the same period in 2023. Our two largest costs of production are corn and natural gas. Cost of goods sold also includes net gains or losses from derivatives related to our commodity purchases as well as our additional expense for our estimate of our rail car rehabilitation expense described below.

Corn

Our largest cost associated with the production of ethanol, distillers grains, CFP, and corn oil is corn cost. During the nine months ended June 30, 2024, we used approximately 23% less bushels of corn to produce our ethanol, distillers grains and corn oil as compared to the same period in 2023 due to lower ethanol production levels for the period. During the nine months ended June 30, 2024, our average price paid per bushel of corn was approximately 32% lower as compared to the same period in 2023 due to plentiful carryout from the 2023 corn harvest and favorable crop growing conditions for the corn crop for fall of 2024. In addition, prices decreased due to lower foreign demand because South America has had good crops, increasing supply worldwide.

Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Higher corn prices and increased volatility would have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold. In addition, the Kansas Plant has recently begun operations which will increase our corn requirements going forward as we ramp up production. In addition, this requires us to purchase corn in a different market which has a higher basis due to local market and availability of corn and may have an negative effect on the overall average price paid for corn.

Natural Gas

    Our natural gas cost after hedging was lower during the nine months ended June 30, 2024 as compared to the same period in 2023. This decrease in cost of natural gas for the nine month ended June 30, 2024 as compared to the same period in 2023 was primarily the result of decreased prices for the period coupled with decreased usage due to lower distillers grains production. Our average price per MMBTU of natural gas, excluding hedging activity, was approximately 11% lower during the nine months ended June 30, 2024 due to a mild winter, a decrease in the price of crude oil and less volatility in prices. However, natural gas prices were higher towards the end of the period due to increased volatility. The use of natural gas for the nine months ended June 30, 2024 was approximately 23% less as compared to the same period in 2023.

    Management expects that natural gas prices will be dependent upon government policy and seasonal weather conditions. If the nation were to experience a recession this could also influence natural gas prices. In addition, natural gas supply shortages due to a catastrophic weather event could have a negative effect on natural gas prices. In addition, the Kansas Plant has recently begun operations which will result in an increase in our natural gas requirements and may effect the overall average price paid for natural gas.

Rail Car Rehabilitation Costs

We lease 179 hopper rail cars under a multi-year agreement which runs through November 2028. Under the agreement, we are required to pay to rehabilitate each car for "damage" that is considered to be other than normal wear and tear upon turn in of each car at the termination of the lease. We have evaluated the condition of the cars and believe that it is probable that we may be assessed for damages incurred. During the nine months ended June 30, 2024, we have recorded an expense in cost of goods sold of approximately $268,000. We accrue the estimated cost per railcar damages of approximately $30,000 per month over the term of the lease. The accrued liability for these rehabilitation costs is approximately $2,491,000 at June 30, 2024.

Trading Division

    The following table shows the costs incurred to procure various agricultural commodities for our Trading Division for the nine months ended June 30, 2024 and 2023:

	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Soybeans	$43,786,864	98.9%	$64,518,707	97.5%
Total Cost of Goods Sold	$43,786,864	98.9%	$64,518,707	97.5%

Soybeans

    During the nine months ended June 30, 2024, our cost was primarily the procurement of soybeans sold. During the nine months ended June 30, 2024, our average price paid per bushel of soybeans was approximately 25% lower as compared to the same period in 2023 due to excess carryout of soybean inventory from the 2023 harvest. We also purchased approximately 9% less bushels of soybeans in the nine months ended June 30, 2024 compared to 2023 due to a cash price that was not conducive to producer selling and because of our four week shutdown during the period in connection with the installation of our high protein feed project.

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

Operating Expense

    Our operating expenses as a percentage of revenues was approximately 4% and 2% for the nine months ended June 30, 2024 and 2023, respectively. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees, depreciation of trading division fixed assets, property taxes and other general administrative costs. Operating expenses on a per gallon basis increased for the nine months ended June 30, 2024 compared to the same period in 2023. We have seen rises in the cost of salaries due to shortages in the local labor market and increases in insurance rates for property and casualty.

Operating Income

    Our income from operations for the nine months ended June 30, 2024 was 3% of revenues as compared to 11% of revenues for the same period in 2023. The decrease for the nine months ended June 30, 2024 was primarily the result of weakened ethanol to corn margins, volatile commodity prices, and lower ethanol, distillers grains, CFP, and corn oil production and sales for the period.
Other Income (Expense)

    Our other expense was 0.1% of revenues and our other income was 0.4% of revenues for the nine months ended June 30, 2024 and 2023, respectively. Our other expense consisted primarily of the interest expense paid as a result of additional borrowings to fund various projects during the nine months ended June 30, 2024. Our other income consisted primarily of the interest income generated from additional cash on hand invested in debt securities during the nine months ended June 30, 2023.

Changes in Financial Condition for the Nine Months Ended June 30, 2024

    The following table highlights the changes in our financial condition:

	June 30, 2024 (Unaudited)	September 30, 2023
Current Assets	$108,940,194	$130,398,907
Long-Term Assets	$157,311,135	$102,369,340
Current Liabilities	$34,376,391	$28,027,888
Long-Term Liabilities	$62,166,643	$32,207,342
Members' Equity	$169,708,295	$172,533,017

    We experienced a decrease in our current assets at June 30, 2024 as compared to September 30, 2023. This decrease was primarily driven by a decrease in cash and investments at June 30, 2024 as compared to September 30, 2023 coupled with increased grain inventories from reduced ethanol production during the period.

    We experienced an increase in our long-term assets at June 30, 2024 as compared to September 30, 2023. The increase is attributed to placing the high protein feed project into service, netted with the decommissioned assets it replaced. This was coupled with an increase in the operating lease right-of-use asset resulting from the renewal of our lease of one hundred seventy-nine hopper rail cars that we use for moving distillers grains, corn and soybeans. This increase can also be attributed to the purchase of assets for the Kansas Plant.

    We experienced an increase in our total current liabilities at June 30, 2024 as compared to September 30, 2023. This increase was primarily due to an increase in accounts payable during the period ended June 30, 2024 as well as an increase in the current portion of long-term debt due to the addition of the Term Loan at June 30, 2024 as compared to September 30, 2023.

    We experienced an increase in our long-term liabilities as of June 30, 2024 as compared to September 30, 2023 primarily attributed to the addition of the Term Loan for the period ended June 30, 2024 as compared to September 30, 2023. The increase is coupled with operating lease liabilities due to the renewal of the hopper car lease in December 2023 that is scheduled to mature in November 2028.

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

The following table shows cash flows for the nine months ended June 30, 2024 and 2023:

	2024	2023
Net cash (used for) provided by operating activities	$(10,169,041)	$44,640,398
Net cash used for investing activities	(43,553,242)	(41,503,146)
Net cash provided by (used for) financing activities	15,741,224	(15,417,783)
Net decrease in Cash, Cash Equivalents, and Restricted Cash	(37,981,059)	(12,280,531)
Cash, Cash Equivalents, and Restricted Cash, beginning of period	83,284,409	63,239,614
Cash, Cash Equivalents, and Restricted Cash, end of period	$45,303,350	$50,959,083

Cash Flow provided by Operating Activities

We experienced a decrease in our cash flow from operating activities for the nine months ended June 30, 2024 as compared to the same period in 2023. This decrease was primarily due to the shutdown of the Indiana Plant to install the high protein feed project resulting in lower ethanol, distillers grains, CFP, and corn oil production and sales, coupled with weakened margins on our primary products due to volatile commodity prices for the nine months ended June 30, 2024 as compared to the same period in 2023.

Cash Flow used for Investing Activities

We used more cash in investing activities for the nine months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily the result of placing our advanced high protein process into service, our investment in the CCS Project, and the purchase of the assets for the Kansas Plant during the nine months ended June 30, 2024.

Cash Flow provided by (used for) Financing Activities

We experienced an increase in our cash flow from financing activities for the nine months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily because we borrowed on our loan facility for the high protein project and added the Term Loan for the asset purchase related to the Kansas Plant during the nine months ended June 30, 2024 as compared to the same period in 2023. The increase was partially offset by distributions paid to investors during the nine months ended June 30, 2024.

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
Short and Long-Term Debt Sources
We formerly had a loan agreement consisting of two loans, the Declining Revolving Loan ("Declining Loan") and the Revolving Credit Loan. In exchange for these loans, we granted liens on all property (real and personal, tangible and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. On January 31, 2024, we amended the loan agreement. The primary purpose of the amendment was to provide additional financing to Cardinal Colwich to fund a portion of the funds needed to complete the purchase of an ethanol plant in Colwich, Kansas, permit Cardinal Ethanol to use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures and to allow the Company to request an additional $10,000,000 of maximum available credit on the Revolving Credit Loan. On April 30, 2024, we amended the loan agreement to extend the time period for the Company to provide consents from counterparties to material contracts collaterally assigned to the lender. On July 23, 2024 (to be effective on May 1, 2024), we amended the loan agreement to modify the definition of "Permitted Debt" to include the Intercompany Loan so long as such loan, and any lien securing the loan, are subordinate and the amount of such loan does not exceed $20,000,000. Please refer to Item 1 - Financial Statements, Note 7 - Bank Financing for additional details.
Declining Loan
    The maximum availability of the Declining Loan was formerly $5,000,000 and such amount was to be available for working capital purposes. However, the maximum availability of the Declining Loan was increased from $5,000,000 to $39,000,000 in order to provide financing to fund the construction and installation of a new high protein feed system at the plant. The interest rate on the Declining Loan is currently based on the prime rate minus five basis points (.05%) subject to a floor of 2.85%. The interest rate was 8.45% at June 30, 2024 and September 30, 2023. We will be required to make monthly interest payments on the Declining Loan during the draw period. The principal balance of the Declining Loan was expected to be converted to term debt on or before May 1, 2024, to be repaid in 60 equal monthly installments based on a ten year amortization period. The Company and its contractor have mutually agreed that a portion of the final payment may be withheld pending resolution of some issues surrounding the final installation. The Company is presently working with its lender to extend the conversion date until September 1, 2024 when the Company believes the final payment will complete. The lender is in agreement and the loans are presented on the basis of the September 1 conversion date and the same May 1, 2029 maturity date. In addition, we will be required to make mandatory annual prepayments on the term debt within 120 days following the end of each fiscal year beginning with the fiscal year ended September 30, 2024. The annual prepayment will be in the amount of the lesser of 40% of excess cash flow or $7,200,000, up to an aggregate amount paid of $18,000,000. There were borrowings outstanding of approximately $35,404,000 and $30,569,000 on the Declining Loan at June 30, 2024 and September 30, 2023, respectively.

Revolving Credit Loan

The Revolving Credit Loan has a limit of $20,000,000 supported by a borrowing base made up of our corn, ethanol, dried distillers grain, CFP, corn oil and soybean inventories reduced by accounts payable associated with those inventories having a priority. It is also supported by the eligible accounts receivable and commodity trading account excess margin funds. The interest rate on the Revolving Credit Loan is the prime rate minus twenty-five basis points (.25%) and is subject to a floor of 2.75%. The interest rate was 8.25% at June 30, 2024 and September 30, 2023. There were no borrowings outstanding at June 30, 2024 and September 30, 2023. The Revolving Credit Loan is currently set to mature on February 28, 2025. We may request a $10,000,000 increase in the maximum commitment under the Revolving Credit Loan, subject to approval of the lender, and may use funds from the Revolving Credit Loan to support Cardinal Colwich's working capital needs and capital expenditures. The borrowing base calculation used to determine the amount available under the Revolving Credit Loan has also been amended to include Cardinal Colwich's corn, ethanol, dried distillers grain, CFP,corn oil and soybean inventories, eligible accounts receivable and commodity trading account excess margin funds.

Term Loan

The amendment to our loan agreement provides for a new $22,000,000 Term Loan to the Company with an interest rate based on the prime rate plus twenty-five basis points (.25%) subject to a floor of 3.25%. The interest rate was 8.75% at June 30, 2024. The Company was required to make monthly interest payments on the Term Loan until June 1, 2024. Commencing on July 1, 2024, the Term Loan is to be repaid by the Company in fifty-nine equal monthly installments based on a seven year amortization until March 1, 2029, when the outstanding principal balance together with accrued and unpaid interest will be due. There were borrowings outstanding of approximately $21,742,000 on the Term Loan at June 30, 2024.

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
We are complying with our financial covenants and the other terms of our loan agreements at June 30, 2024. Based on current management projections, we anticipate that future operations will be sufficient to generate enough cash flow to maintain operations, service any new debt and comply with our financial covenants and other terms of our loan agreements for the next twelve months. Should market conditions deteriorate in the future, circumstances may develop which could result in us violating the financial covenants or other terms of our loan agreements. Should we violate the terms or covenants of our loan or fail to obtain a waiver of any such term or covenant, our primary lender could deem us in default of our loans and require us to immediately repay a significant portion or possibly the entire outstanding balance of our loans if we have a balance outstanding. In that event, our lender could also elect to proceed with a foreclosure action on our plant.

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

On January 16, 2023, Cardinal One Carbon Holdings, LLC, our wholly owned subsidiary, entered into a Partnership Agreement (the "LPA") with Vault CCS Holdings LP pursuant to which Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP formed a joint venture operating under the name of One Carbon Partnership Holdings LP (the "Limited Partnership") to pursue the CCS Project. Cardinal One Carbon Holdings, LLC owns a 50% limited partnership interest in the Limited Partnership. The LPA contemplates that Cardinal One Carbon Holdings, LLC and Vault CCS Holdings LP will make capital contributions to fund the Project and receive distributions in accordance with their respective ownership interests. As of June 30, 2024, Cardinal One Carbon Holdings, LLC has invested approximately $10,525,000 into the CCS project. It is currently expected that the CCS Project will require Cardinal One Carbon Holdings, LLC to invest up to $24,500,000 to reach commercial operations.

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
We have taken certain steps towards implementing the CCS Project. We have filed the applications for the necessary permitting which is currently under technical review. We have also worked to acquire rights from landowners that will be needed in order to complete the CCS Project. In addition, we have granted rights to the joint venture including a surface easement and a lease of pore space below the surface of our property for use in sequestration if the CCS Project is successful. We have also ordered some of the equipment that will be needed for the CCS Project. However, the CCS Project is subject to a lengthy permit process and many other variables that could have a material effect on its feasibility and the parties' ability to complete the CCS Project. Please refer to Item 1 - Financial Statements - Note 12 - Equity Method Investments for more information.

Asset Purchase Agreement

On October 23, 2023, Cardinal Colwich entered into an Asset Purchase Agreement with Element, LLC ("Seller") by and through Creative Planning Business Alliance, LLC (the "Receiver") acting in its capacity as the court-appointed receiver (the "APA"). The APA provided for the purchase of substantially all of the assets of Seller used in connection with the production of ethanol, high protein distillers grains and corn oil as set forth in more detail in the APA (the "Purchased Assets")

free and clear of any claims, restrictions, mortgages, security interest, demands, charges and encumbrances. The facility was constructed by ICM, Inc. with a name plate capacity to produce 70 million gallons of ethanol annually and is located in Colwich, Kansas. On January 31, 2024, the purchase transaction was completed. The cash purchase price for the Purchased Assets was $44,000,000. In addition, Cardinal Colwich assumed certain liabilities specified in the APA. The transaction was funded by a $22,000,000 loan from our primary lender and the remaining $22,000,000 was funded by operations. Additionally, Cardinal Colwich paid approximately $1,025,000 in additional fees, expenditures to cure liabilities associated with assumed contracts, and to fund the purchase of necessary equipment owned by third parties. These amounts came from cash reserves. The Kansas Plant had not operated since April of 2023 when it went into receivership and was purchased by us in an idled state. Following the purchase, we worked for several months through the challenges of restarting operations. In June 2024, we commenced operations at the Kansas Plant and shipped our first load of ethanol for sale. The Company is continuing to work to ramp-up operations at the Kansas Plant to increase ethanol production rates and bring it to fully operational status.

Passthrough Entity Tax

We record Indiana passthrough entity tax in accordance with ASC 740 and have elected to account for the payments as an equity transaction through member distributions. At June 30, 2024, accrued distributions for passthrough entity tax was $700,000 and estimated distributions paid was $2,050,000 the nine months ended June 30, 2024.

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

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Our most critical accounting estimates, which require the greatest use of judgment by management, are designated as critical accounting estimates and include policies related to the useful lives of fixed assets; allowance for credit losses; the valuation of basis and delay price contracts on corn purchases; derivatives; inventories; long-lived assets, railcar rehabilitation costs and inventory purchase commitments.  The Ethanol Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, inventories, patronage dividends, long lived assets, railcar rehabilitation costs, and inventory purchase commitments. The Trading Division uses estimates and assumptions in accounting for the following significant matters, among others; the useful lives of fixed assets, the valuation of inventory purchase and sale commitments derivatives and inventory at market. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the nine months ended June 30, 2024.
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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our Declining Loan, Revolving Credit Loan and Term Loan which bear variable interest rates. There were borrowings in the amount of approximately $35,404,000 outstanding on the Declining Loan and the applicable interest rate was 8.45% at June 30, 2024. There were no borrowings outstanding on the Revolving Credit Loan at June 30, 2024. There were borrowings in the amount of approximately $21,742,000 outstanding on the Term Loan and the applicable interest rate was 8.75% at June 30, 2024. The specifics of the Declining Loan, Revolving Credit Loan and Term Loan are discussed in greater detail above. If we were to experience a 10% adverse change in the applicable interest rates, the annual effect of such changes would have on our statement of operations, based on the amount we had outstanding on our variable interest rate loans at June 30, 2024, would be approximately $500,000.

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

The following table provides details regarding the gains and (losses) from our derivative instruments in the consolidated statements of operations, none of which are designated as hedging instruments, for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Corn Derivative Contracts	$473,275	$6,164,129	$3,531,387	$10,972,820
Ethanol Derivative Contracts	4,907,794	5,269,908	(3,798,934)	1,360,523
Natural Gas Derivative Contracts	—	(519,979)	44,849	(2,248,339)
Soybean Oil Derivative Contracts	15,661	3,819	34,880	(42,906)
Soybean Derivative Contracts	(298,326)	(226,524)	(103,110)	(1,256,613)
Soybean Forward Purchase and Sales Contracts	(168,519)	73,121	(12,577)	274,386
Totals	$4,929,885	$10,764,474	$(303,505)	$9,059,871

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, distillers grains, corn oil, corn, natural gas and soybeans price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas and average ethanol, distillers grains, corn oil and soybeans prices as of June 30, 2024 net of the forward and future contracts used to hedge our market risk. The volumes are based on our expected use, purchase and sale of these commodities for a one year period from June 30, 2024 at the Indiana Plant.

The results of this analysis, which may differ from actual results, are approximately as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of June 30, 2024	Approximate Adverse Change to Income
Natural Gas	3,300,000	MMBTU	10%	$570,000
Ethanol	138,000,000	Gallons	10%	$12,331,000
Corn	46,800,000	Bushels	10%	$27,562,000
DDGs	252,000	Tons	10%	$3,160,000
Corn Oil	43,980,000	Pounds	10%	$1,728,000
Soybeans - Sale	5,000,000	Bushels	10%	$5,455,000
Soybeans - Purchase	5,000,000	Bushels	10%	$5,456,000
CFP	65,000	Tons	10%	$1,756,000

The recent start up of operations at the Kansas Plant will result in an increase in these estimated requirements and sales and may adversely affect our market risk.

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

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Painter, along with our Chief Financial Officer (the principal financial officer), William Dartt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2024.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during our third quarter ended of our 2024 fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.    Risk Factors

On January 31, 2024, we purchased through our wholly owned subsidiary, Cardinal Colwich, LLC, an idled ethanol plant in Colwich, Kansas. We have faced and may continue to face challenges in getting the plant to fully operational status.

Our acquisition of the Kansas Plant and restarting operations entails risks and uncertainties that could adversely affect our business, financial condition, and results of operations. Ethanol production is a complex process involving various technical, logistical, and regulatory considerations. We have encountered and could encounter in the future operational challenges such as equipment malfunctions, process inefficiencies, supply chain disruptions, or compliance issues that could delay production ramp-up and increase operating costs. Further, ethanol production is subject to stringent environmental, safety, and regulatory requirements at the federal, state, and local levels. Restarting operations at the Kansas Plant has required us to obtain or renew permits, licenses, and approvals from regulatory authorities, which has been time-consuming, costly, and subject to regulatory scrutiny. The inability to successfully bring the Kansas Plant to fully operational status may negatively impact the value of our units.

We depend on our management and key employees for the successful operation of our plants. Management’s inexperience with the Kansas ethanol market could negatively impact the Kansas Plant operating profitability.

Restarting operations at our Kansas Plant has required us to enter into a new market, which poses risks due to our management’s lack of both experience and expertise in navigating the Kansas market. The success of our entry into this new market depends on various factors, including understanding local regulations, obtaining required permits, access to water and competitive landscapes. Further, we will need to establish distribution networks and build local partnerships. Failure to understand and comply with local regulations or understandings may result in delays, cost overruns, operational inefficiencies and ultimately financial losses which may decrease the value of our units.

We may have difficulty in recruiting and retaining an adequate work force for the Kansas Plant.

The success of the Kansas Plant is subject to risks associated with the recruitment and retention of a skilled and qualified workforce. The success and efficiency of the Kansas Plant depends heavily on the availability of a sufficient number of competent employees with relevant expertise in ethanol production, plant maintenance, regulatory compliance, and other critical functions. However, labor force dynamics in the Kansas region, specialized skills and training requirements, remote location and commuting issues have posed and may continue to pose challenges to our ability to retain the necessary workforce. Despite our efforts to address these challenges, there can be no assurance that we will be able to recruit and retain a sufficient workforce to support the Kansas Plant. Any shortages or inadequacies in staffing levels could disrupt production schedules, increase labor costs, or compromise safety and regulatory compliance which could affect the Kansas Plant, our financial condition, results of operations and the value of our units. Investors should carefully consider these risks before making investment decisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

On February 22, 2024, Robert Baker, our director, executed a contract for purchase of three of our membership units. The purchase was effective as of April 1, 2024, and was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On February 26, 2024, Mr. Baker executed a contract for purchase of seven of our membership units. The purchase was effective as of April 1, 2024 and was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

On March 18, 2024, Mr. Baker executed a contract for purchase of four of our membership units. The purchase was effective as of April 1, 2024, and was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement. On March 18, 2024, Mr. Baker executed a second contract for purchase of an additional twenty of our membership units. The purchase was also effective as of April 1, 2024, and was intended to satisfy the affirmative defense conditions of a non-rule 10b5-1 trading arrangement.

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

CARDINAL ETHANOL, LLC

Date:	August 13, 2024	/s/ Jeffrey Painter
Jeffrey Painter
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2024	/s/ William Dartt
William Dartt
Chief Financial Officer
(Principal Financial and Accounting Officer)